Form 10-Q
period 1996-08-31
QEP CO INC
filed 1996-10-30
CIK 1017815

                                    FORM 10-Q


                       Securities and Exchange Commission
                              Washington D.C. 20549


              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended: August 31, 1996
Commission file number: 0-21161



                                Q.E.P. CO., INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                        13-2983807
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)




                               1081 Holland Drive
                            Boca Raton, Florida 33487
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 994-5550
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes                      No      X
                                   -------                   -------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 28, 1996: 2,504,894 shares of common stock, par value $.001 per share.

                         PART I - FINANCIAL INFORMATION


                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                     PERIODS ENDED AUGUST 31, 1996 AND 1995


Item                                                                                                         Page
----                                                                                                         ----
Item 1 - Financial Statements:

  Consolidated Balance Sheets -
    August 31, 1996 and February 29, 1996................................................................     3

  Consolidated Statements of Income -
    For the Six and Three Months Ended August 31, 1996 and 1995..........................................     4

  Consolidated Statements of Cash Flows -
    For the Six Months Ended August 31, 1996 and 1995....................................................     5

  Notes to Consolidated Financial Statements.............................................................     6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...........     8

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     AUGUST 31, 1996 AND FEBRUARY 29, 1996


                                                                           August 31, 1996            February 29, 1996
                                                                           ---------------            -----------------
                                                                             (Unaudited)

                                                        ASSETS
CURRENT ASSETS
     Cash and cash equivalents................................                 $   196,340                 $   179,138
     Accounts receivable, less allowance for doubtful
         accounts of $54,500 at August 31, 1996 and
         February 29, 1996....................................                   3,849,472                   3,580,554
     Inventories..............................................                   3,833,317                   3,138,681
     Other current assets.....................................                     496,168                     350,443
                                                                              ------------                ------------
         Total current assets.................................                   8,375,297                   7,248,816
PROPERTY AND EQUIPMENT - net..................................                     229,001                     266,610
DEFERRED INCOME TAXES.........................................                      88,500                      84,000
OTHER ASSETS..................................................                     535,917                     280,538
                                                                              ------------                  ----------
                                                                                $9,228,715                  $7,879,964
                                                                                ==========                  ==========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued liabilities.................                  $2,171,337                  $1,820,555
     Loans payable............................................                   2,530,857                   2,447,887
     Other current liabilities................................                      69,034                      49,109
                                                                             -------------               -------------
         Total current liabilities............................                   4,771,228                   4,317,551
OTHER LIABILITIES.............................................                     155,545                     137,088
COMMITMENTS...................................................
STOCKHOLDERS' EQUITY:
     Preferred stock, 2,500,0000 shares authorized, $1.00 par
         value; 503,047 shares issued and outstanding.........                     503,047                     503,047
     Common Stock, 10,000,000 shares authorized, $.001
         par value; 1,500,000 shares issued and outstanding...                       1,500                       1,500
     Additional paid-in capital...............................                      30,762                      30,762
     Retained earnings........................................                   3,824,533                   2,947,916
     Cost of stock held in treasury...........................                     (57,900)                    (57,900)
                                                                            -------------               -------------
                                                                                $9,228,715                  $7,879,964
                                                                                ==========                  ==========


         The accompanying notes are an integral part of these statements

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

          FOR THE SIX AND THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                  (UNAUDITED)

                                                      Six Months Ended                           Three Months Ended
                                         ----------------------------------------    ----------------------------------------
                                             August 31, 1996      August 31, 1995        August 31, 1996      August 31, 1995
                                             ---------------      ---------------        ---------------      ---------------
Net sales...........................          $15,943,639          $12,036,463             $8,241,494           $6,355,529
Costs of goods sold.................           10,107,669            7,873,229              5,305,900            4,200,185
                                              -----------          -----------             ----------           ----------
         Gross profit...............            5,835,970            4,163,234              2,935,594            2,155,344
Costs and expenses
     Shipping.......................            1,115,324              667,639                539,921              432,878
     General and administrative.....            1,602,186            1,442,375                845,841              707,998
     Selling and marketing..........            1,615,465            1,185,798                797,626              628,044
     Foreign exchange losses, net...                2,222                    -                  2,222                    -
                                              -----------          -----------             ----------           ----------
                                                4,335,197            3,295,812              2,185,610            1,768,920
                                              -----------          -----------             ----------           ----------
         Operating income...........            1,500,773              867,422                749,984              386,424
Interest expense....................               77,508               98,315                 33,636               49,087
                                              -----------          -----------             ----------           ----------
         Income before provision
              for income taxes......            1,423,265              769,107                716,348              337,337
Provision for income taxes..........              539,200              328,400                271,700              154,600
                                              -----------          -----------             ----------           ----------
         NET INCOME.................          $   884,065          $   440,707             $  444,648           $  182,737
                                              ===========          ===========             ==========           ==========
Primary and fully diluted net
     income per common share........                   $0.58                $0.29                  $0.30                $0.12
                                                       =====                =====                  =====                =====
Weighted average number of
     shares outstanding.............            1,500,000            1,511,000              1,500,000            1,507,000
                                                =========            =========              =========            =========
Pro forma net income per common
     share..........................                   $0.52                                       $0.26
                                                       =====                                       =====


         The accompanying notes are an integral part of these statements

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND 1995
                                   (UNAUDITED)


                                                                                       Six Months Ended
                                                                           -------------------------------------------
                                                                           August 31, 1996             August 31, 1995
                                                                           ---------------             ---------------
Cash flows from operating activities
     Net income...............................................                   $ 884,065                    $440,707
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities
         Depreciation and amortization........................                      59,718                      52,439
         Amortization of fair market value in excess of cost
              of business acquired............................                     (15,000)
         Accounts receivable..................................                    (268,918)                   (753,443)
         Inventories..........................................                    (694,636)                    287,214
         Other current assets.................................                     120,092                    (221,533)
         Other assets.........................................                    (255,379)                     24,550
         Accounts payable and accrued liabilities.............                     166,657                    (295,649)
                                                                                 ---------                    --------
         Net cash (used in) operating activities..............                      (3,401)                   (465,715)

Cash flows from investing activities
Capital expenditures..........................................                     (22,109)                     (7,845)
                                                                                 ---------                    --------
         Net cash (used in) investing activities..............                     (22,109)                     (7,845)

Cash flows from financing activities
     Redemption of preferred stock............................                                                 (48,000)
     Net borrowings under line of credit......................                      82,970                     311,764
     Net borrowings of debt...................................                      18,457                       2,079
     Cash overdraft...........................................                     219,050                     382,479
     Dividends................................................                      (7,448)                     (6,206)
     Purchase of treasury stock...............................                                                 (27,900)
     Payment of deferred offering costs.......................                    (270,317)
                                                                                 ---------                    --------
         Net cash provided by financing activities............                      42,712                     614,216
                                                                                 ---------                    --------

         NET INCREASE IN CASH.................................                   $  17,202                    $140,656
Cash and cash equivalents at beginning of period..............                     179,138                     114,767
                                                                                 ---------                    --------
Cash and cash equivalents at end of period....................                    $196,340                    $255,423
                                                                                 =========                    ========





         The accompanying notes are an integral part of these statements

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     PERIODS ENDED AUGUST 31, 1996 AND 1995



Note 1.  Basis of Presentation.

                  The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Amendment 3 to the Registration Statement on Form S-1 of Q.E.P. Co., Inc. (the "Company") (Registration No.: 333-7477), filed with the Securities and Exchange Commission on September 16, 1996. The results of operations for the three and six months ended August 31, 1996 are not necessarily indicative of the results for the full fiscal year ending February 28, 1997.


Note 2.  Initial Public Offering.

                  On September 17, 1996, the Company successfully completed an initial public offering of 1,000,000 shares of Common Stock of the Company at an initial offering price of $8.50 per share and 120,000 warrants to purchase Common Stock at an exercise price of $10.20 per share with an offering price of $.001 per warrant (the "Offering"). The net proceeds from the Offering are estimated to be approximately $7,109,000. The Company used $2,287,000 of the proceeds from the Offering to retire existing bank debt. The Company intends to use the remaining net proceeds to finance inventory purchases and accounts receivable, for capital improvements for the expansion and upgrading of existing facilities, to purchase or lease additional manufacturing equipment, as well as for general corporate purposes and the possible investment in, strategic acquisition of, or joint venture with, other businesses, as well as possible acquisition of other product lines. There can be no assurance that any acquisition will become available on terms acceptable to the Company. The Company does not have any agreements for such investments, acquisitions, joint ventures or product line acquisitions in place at this time.


Note 3.  Inventories.

                  The major classes of inventories are as follows:

                                          August 31, 1996    February 29, 1996
                                          ---------------    -----------------
                                            (Unaudited)
Raw materials and work-in-process........   $   774,639         $   376,433
Finished goods...........................     3,058,678           2,762,248
                                            -----------         -----------
                                             $3,833,317          $3,138,681
                                             ==========          ==========


Note 4.   Net Income per Common Share.

                  Primary and fully diluted net income per common share is computed using the weighted average number of common shares outstanding. The computation reduces the net income available per common share by the amount of preferred stock dividends.

Note 5.  Supplemental Cash Flows.

         Supplemental cash flow information for the periods are as follows:

                                                     Six months ended August 31,
                                                     ---------------------------
                                                             (Unaudited)
                                                        1996              1995
                                                        ----              ----
Interest paid.....................................   $  84,147         $  95,191
Income taxes paid.................................     315,096           422,619


Note 6.  Subsequent Events.

                  Reincorporation. The Company was originally incorporated in New York in 1979. In connection with the Offering, the Company reincorporated in September 1996 as a Delaware corporation with the same name and the New York corporation was merged into it, continuing the business of the Company.

                  Stock Option Plan. The Company has adopted a stock option plan (the "Plan") for employees, consultants, and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the Board of Directors. The aggregate number of shares which may be issued under the Plan shall not exceed 250,000 shares of Common Stock. As of August 31, 1996, the Company had not granted any stock options or stock appreciation rights to any person.

                  Pro forma net income per common share. Pro forma net income per common share reflects the issuance of 269,045 shares of Common Stock necessary to repay $2,287,000 of debt, including the elimination of $43,000 and $19,000 of interest expense net of income taxes, for the six months and three months ended August 31, 1996, respectively.

                  Conversion of Preferred Stock. Upon completion of the Offering, the Company converted 166,385 shares of outstanding Preferred Stock into 4,894 shares of Common Stock. The incremental Common Stock outstanding would not result in a change in net income per share of Common Stock included in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The Company manufactures, markets and distributes a broad line of specialty tools and related products for the home improvement market. The Company markets over 4,000 products used primarily for surface preparation and installation of ceramic tile, carpet, marble, masonry, drywall and paint. The Company's products are sold through home improvement retailers, specialty distributors, original equipment manufacturers and chain or independent hardware, tile, carpet and painting retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional.


Results of Operations

         Six months ended August 31, 1996 compared to six months ended August 31, 1995.

                  Net sales for the six months ended August 31, 1996 (the "fiscal 1997 period") were approximately $15,944,000, compared to $12,036,000 for the six months ended August 31, 1995 (the "fiscal 1996 period"), an increase $3,908,000 or 32.5%. The increase is primarily the result of increased sales to home centers, specialty retailers and to independent distributors. The increases were, in turn, the result of new product introductions, increased market penetration and new store openings by major home center chain customers.

                  Gross profit for the fiscal 1997 period was approximately $5,836,000, compared to $4,163,000 in the fiscal 1996 period, an increase of $1,673,000 or 40.2%. As a percentage of net sales, gross profit increased to 36.6% in the fiscal 1997 period from 34.6% in the fiscal 1996 period. The increase in gross profit margin was due primarily to the Company's ability to secure lower cost foreign suppliers and achieve volume discounts from existing suppliers as a result of increased purchasing levels. In addition, the improved gross profit margin was attributable to the Company's ability, beginning in March 1996, to manufacture certain products at a lower cost than what the Company historically expended to purchase those products from outside suppliers.

                  Shipping expenses for the fiscal 1997 period were approximately $1,115,000, compared to $668,000 for the fiscal 1996 period, an increase of $447,000 or 66.9%. As a percentage of net sales, these costs increased to 6.9% in the fiscal 1997 period from 5.5% in the fiscal 1996 period. The increase in these expenses was due primarily to higher staff levels and higher freight costs to support increased sales and a higher number of shipments per sales dollar and an increase in the number of retail locations to which shipments were made.

                  General and administrative expenses for the fiscal 1997 period were approximately $1,602,000, compared to $1,442,000 for the fiscal 1996 period, an increase of $160,000 or 11.1%. As a percentage of net sales, these expenses decreased to 10.0% in the fiscal 1997 period from 11.9% in the fiscal 1996 period, due primarily to the Company's ability to become more efficient with increased staffing levels to support the Company's growth.

                  Selling and marketing expenses for the fiscal 1997 period were approximately $1,615,000, compared to $1,186,000 for the fiscal 1996 period, an increase of $429,000 or 36.2%. As a percentage of net sales, these expenses increased to 10.1% for the fiscal 1997 period from 9.9% for the fiscal 1996 period. The increase was primarily attributable to an increase in the number of retail customers participating in the Company's co-op advertising program, as well as an increase in the co-op advertising costs borne by the Company with respect to certain retail customers. An increase in sales and marketing personnel to support the Company's growth, particularly in the western United States, also contributed to the increase in these expenses, along with increased commission expenses driven by the increased sales.

                  Interest expense for the fiscal 1997 period was approximately $78,000, compared to $98,000 for the fiscal 1996 period, a decrease of $20,000 or 20.4%. As a percentage of net sales, this expense decreased to .5% for the fiscal 1997 period from .8% for the fiscal 1996 period as a result of lower interest rates.

                  Provision for income taxes was $539,000 for the fiscal 1997 period, compared to $328,000 for the fiscal 1996 period, an increase of $211,000 or 64.3%. The effective tax rate was approximately 38.5% in the fiscal 1997 period, compared to 42.6% in the fiscal 1996 period. The change in the effective tax rate reflects a reduction in provision for income taxes in the fiscal 1997 period based upon the most recent effective tax rates.

                  As a result of the above, net income for the fiscal 1997 period was approximately $884,000, compared to $441,000 for the fiscal 1996 period, an increase of $443,000 or 100.5%. This represents an increase in net income as a percentage of net sales to 5.5% in the fiscal 1997 period from 3.7% in the fiscal 1996 period.

         Three months ended August 31, 1996 compared to three months ended August 31, 1995.

                  Net sales for the three months ended August 31, 1996 (the "fiscal 1997 period") were approximately $8,241,000, compared to $6,356,000 for the three months ended August 31, 1995 (the "fiscal 1996 period"), an increase $1,885,000 or 29.7%. The increase is primarily the result of increased sales to home centers, specialty retailers and to independent distributors. The increases were the result of new product introductions, increased market penetration and new store openings by major home center chain customers.

                  Gross profit for the fiscal 1997 period was approximately $2,936,000, compared to $2,155,000 in the fiscal 1996 period, an increase of $781,000 or 36.2%. As a percentage of net sales, gross profit increased to 35.6% in the fiscal 1997 period from 33.9% in the fiscal 1996 period. The increase in gross profit margin was due primarily to the Company's ability to secure lower cost foreign suppliers and achieve volume discounts from existing suppliers as a result of increased purchasing levels. In addition, the improved gross profit margin was attributable to the Company's ability, beginning in March 1996, to manufacture certain products at a lower cost than what the Company historically expended to purchase those products from outside suppliers.

                  Shipping expenses for the fiscal 1997 period were approximately $540,000, compared to $433,000 for the fiscal 1996 period, an increase of $107,000 or 24.7%. The primary causes for this increase are increased staff levels and freight costs driven by increased sales. As a percentage of net sales, these costs decreased to 6.6% in the fiscal 1997 period from 6.8% in the fiscal 1996 period. The decrease in these expenses as a percentage of net sales was due to certain economies realized from increases in relative dollar values of customer orders.

                  General and administrative expenses for the fiscal 1997 period were approximately $846,000, compared to $708,000 for the fiscal 1996 period, an increase of $138,000 or 19.5%. As a percentage of net sales, these expenses decreased to 10.3% in the fiscal 1997 period from 11.1% in the fiscal 1996 period, due primarily to the Company's ability to become more efficient with increased staffing levels to support the Company's growth.

                  Selling and marketing expenses for the fiscal 1997 period were approximately $798,000, compared to $628,000 for the fiscal 1996 period, an increase of $170,000 or 27.1%. The primary cause of the increases are higher commissions and advertising costs. As a percentage of net sales, these expenses decreased to 9.7% for the fiscal 1997 period from 9.9% for the fiscal 1996 period. The decrease was primarily attributable to sales volume per order increasing faster than the normal selling costs generally associated with a customer order.

                  Interest expense for the fiscal 1997 period was approximately $34,000, compared to $49,000 for the fiscal 1996 period, a decrease of $15,000 or 30.6%. As a percentage of net sales, this expense decreased to .4% for the fiscal 1997 period from .8% for the fiscal 1996 period as a result of lower interest rates.

                  Provision for income taxes was $272,000 for the fiscal 1997 period, compared to $155,000 for the fiscal 1996 period, an increase of $117,000 or 75.5%. The effective tax rate was approximately 38.5% in the fiscal 1997 period, compared to 45.8% in the fiscal 1996 period. The change in the effective tax rate reflects a reduction in provision for income taxes in the fiscal 1997 period based upon the most recent effective tax rates.

                  As a result of the above, net income for the fiscal 1997 period was approximately $447,000, compared to $183,000 for the fiscal 1996 period, an increase of $264,000 or 144.3%. This represents an increase in net income as a percentage of net sales to 5.4% in the fiscal 1997 period from 2.9% in the fiscal 1996 period.

Liquidity and Capital Resources

                  The Company's operations are primarily financed by cash flow from operations and an asset based lending agreement. Working capital for the six month period ended August 31, 1996 increased by approximately $673,000 to $3,604,000 at August 31, 1996 from $2,931,000 at February 29, 1996. This represents an increase of 23.0%.

                  The Company has a bank line of credit facility which permits borrowings of up to $3,250,000 as revolving credit against a fixed percentage of eligible accounts receivable and inventory, as defined in the facility. Interest is charged at the bank's base lending rate plus 1/2% or the LIBOR plus 225 basis points. The credit facility terminates June 30, 1998. Subsequent to August 31, 1996, the Company completed an initial public offering pursuant to which the Company sold 1,000,000 shares of Common Stock at an initial public offering price of $8.50 per share and utilized $2,287,000 of the net proceeds to retire, in full, the outstanding balance on the bank line of credit facility. The Company intends to use the remaining net proceeds to finance inventory purchases and accounts receivable, for capital improvements for the expansion and upgrading of existing facilities, to purchase or lease additional manufacturing equipment, as well as for general corporate purposes and the possible investment in, strategic acquisition of, or joint venture with, other businesses, as well as possible acquisition of other product lines. There can be no assurance, however, that any acquisition will become available on terms acceptable to the Company. The Company does not have any agreements for such investments, acquisitions, joint ventures or product line acquisitions in place at this time.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

                  Reference is hereby made to the section titled "Legal Proceedings" on page 35 of the Prospectus forming a part of Amendment 3 to the Registration Statement on Form S-1 of the Company (Registration No.: 333-7477), filed with the Securities and Exchange Commission on September 16, 1996, for information with respect to legal proceedings to which the Company or any of its subsidiaries may, in the future, become parties. To the knowledge of the Company, no proceedings of a material nature have been commenced or are contemplated by governmental authorities.


Item 2.  Changes in Securities.

                  In connection with the Offering, the Company reincorporated in September 1996 as a Delaware corporation with the same name and the New York corporation was merged into it, continuing the business of the Company. As a result of such reincorporation, the rights of the holders of the Company's securities are now governed by Delaware law.


Item 3.  Defaults Upon Senior Securities.

                                      NONE


Item 4.  Submission of Matters to a Vote of Security Holders.

                                      NONE


Item 5.  Other Information.

                  On October 24, 1996, in accordance with the Company's By-Laws, the Board of Directors was expanded to nine members and two of the four vacancies were filed with the election of Michael Actis-Grande and Norman Snesil.

                  Michael Actis-Grande is a Certified Public Accountant and has practiced with the accounting firm of Actis-Grande, Ronan & Company, LLC since February 1984. Mr. Actis-Grande's accounting firm has provided various accounting services to the Company during the fiscal years 1988 through 1993.

                  Norman Snesil has been the President and Chief Executive Officer of Medical Economics, a division of Thomson Corporation, a health care company, since 1990.

Item 6.  Exhibits and Reports on Form 8-K.

(a)       Exhibits.

                           The following list sets forth the applicable exhibits
(numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-Q:

Exhibit
Number        Description
------        -----------
 3.1          Form of Certificate of Incorporation.*
 3.2          Form of By-Laws.*
 4.1          Specimen Common Stock Certificate, $.001 par value.*
10.1          1996 Incentive Stock Option Plan.*
27.1          Financial Data Schedule.
----------
*        Incorporated by reference.  See Exhibit Index.

(b)      Reports on Form 8-K.

                  There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended August 31, 1996.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      Q.E.P. CO., INC.



Dated: October 30, 1996                   By:          /s/ Lewis Gould
                                              ---------------------------------
                                                   Lewis Gould, President
                                                  (Duly Authorized Officer)



Dated: October 30, 1996                   By:      /s/ Patrick L. Daggett
                                              ---------------------------------
                                                     Patrick L. Daggett
                                                  (Chief Financial Officer)

                                Q.E.P. CO., INC.
                                    FORM 10-Q
                          PERIOD ENDED AUGUST 31, 1996

                                  EXHIBIT INDEX


Exhibit
Number         Description                                                                         Location
------         -----------                                                                         --------
      3.1      Certificate of Incorporation......................................................  *1 Exh. 3.1.1
      3.2      By-Laws...........................................................................  *1 Exh. 3.2.1
      4.1      Form of Common Stock Certificate, $.001 par value*................................  *2 Exh. 4.1
     10.1      1996 Incentive Stock Option Plan..................................................  *2 Exh. 10.1.1
     27.1      Financial Data Schedule...........................................................  *3
----------

*1 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in the Company's Registration Statement on Form S-1 (File No. 333-7477), filed on July 2, 1996.
*2 All Exhibits so indicated are incorporated herein by reference to the exhibit listed above in Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-7477), filed on August 5, 1996.
*3       Filed electronically pursuant to Item 401 of Regulation S-T.