Form 10-Q
period 1996-11-30
QEP CO INC
filed 1997-01-13
CIK 1017815

                                   FORM 10-Q


                       Securities and Exchange Commission
                             Washington D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:  NOVEMBER 30, 1996
Commission file number:  0-21161



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

                             Yes   X      No
                                 -----       -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 10, 1997: 2,654,894 shares of common stock, par value $.001 per share.

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                                     Page
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                 Consolidated Balance Sheets -
                          November 30, 1996 and February 29, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                 Consolidated Statements of Income -
                          For the Nine and Three Months Ended November 30, 1996 and 1995  . . . . . . . . . . . . . . . 4

                 Consolidated Statements of Cash Flows -
                          For the Nine Months Ended November 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . 5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . 8


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

         Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    NOVEMBER 30, 1996 AND FEBRUARY 29, 1996

                                                   November 30, 1996              February 29, 1996
                                                   -----------------              -----------------
                                                      (Unaudited)
                                               ASSETS

 CURRENT ASSETS
      Cash and cash equivalents  . . . . . .              $ 5,596,239                   $   179,138
      Accounts receivable, less allowance
      for doubtful accounts of $54,500 at
         November 30, 1996 and February 29,
         1996  . . . . . . . . . . . . . . .                4,845,031                     3,580,554
      Inventories  . . . . . . . . . . . . .                4,255,573                     3,138,681
                                                              835,918                       350,443
      Other current assets   . . . . . . . .              -----------                   -----------
         Total current assets  . . . . . . .               15,532,761                     7,248,816
 PROPERTY AND EQUIPMENT - net  . . . . . . .                  305,975                       266,610
 DEFERRED INCOME TAXES . . . . . . . . . . .                   88,500                        84,000
                                                              251,169                       280,538
 OTHER ASSETS  . . . . . . . . . . . . . . .              -----------                   -----------
                                                          $16,178,405                   $ 7,879,964
                                                          ===========                   ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable and accrued
         liabilities . . . . . . . . . . . .              $ 2,929,523                   $ 1,820,555
      Loans payable  . . . . . . . . . . . .                    9,447                     2,447,887
      Other current liabilities  . . . . . .                   64,979                        49,109
                                                          -----------                   -----------
         Total current liabilities   . . . .                3,003,949                     4,317,551
 OTHER LIABILITIES . . . . . . . . . . . . .                  150,137                       137,088
 COMMITMENTS . . . . . . . . . . . . . . . .

 STOCKHOLDERS' EQUITY:
      Preferred stock, 2,500,000 shares
         authorized, $1.00 par value;
         336,660 and 503,047 shares issued
         and outstanding at November 30,
         and February 29, 1996, respectively
                                                              336,660                       503,047
      Common stock, 10,000,000 shares
         authorized, $.001 par value;
         2,654,894 and 1,500,000 issued and
         outstanding at November 30, and
         February 29, 1996, respectively   .                    2,655                         1,500
      Additional paid-in capital   . . . . .                8,489,425                        30,762
      Retained earnings  . . . . . . . . . .                4,253,479                     2,947,916
                                                              (57,900)                      (57,900)
      Cost of stock held in treasury   . . .              -----------                   -----------
                                                          $16,178,405                   $ 7,879,964
                                                          ===========                   ===========





      The accompanying notes are an integral part of these statements.

                      Q.E.P. CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE AND THREE MONTHS ENDED NOVEMBER 30,
                          1996 AND 1995 (UNAUDITED)


                                         Nine Months Ended                Three Months Ended
                                   ------------------------------   -------------------------------
                                   November 30,     November 30,     November 30,     November 30,
                                       1996             1995             1996             1995
                                   -------------   --------------   --------------   --------------
Net Sales . . . . . . . . . . . .    $24,562,804      $18,392,990       $8,619,166       $6,356,528
Costs of goods sold . . . . . . .     15,583,232       11,797,883        5,475,564        3,924,654
                                     -----------      -----------       ----------       ----------
     Gross profit   . . . . . . .      8,979,572        6,595,107        3,143,602        2,431,874
Costs and expenses
     Shipping   . . . . . . . . .      1,714,685        1,084,741          599,362          417,103

     General and administrative        2,594,772        2,268,300          992,585          825,725
     Selling and marketing  . . .      2,454,307        1,824,053          838,842          638,254
     Foreign exchange losses, net         11,620                             9,398
                                     -----------      -----------       ----------       ----------
     Operating income   . . . . .      2,204,188        1,418,013          703,415          550,792
Interest expense (income) . . . .         61,723          143,463         (15,785)           45,149
                                     -----------      -----------       ----------       ----------
     Income before provision for
     income taxes   . . . . . . .      2,142,465        1,274,550          719,200          505,643
Provision for income taxes  . . .        824,800          500,900          285,600          172,500
                                     -----------      -----------       ----------       ----------
     NET INCOME   . . . . . . . .    $ 1,317,665      $   773,650       $  433,600       $  333,143
                                     ===========      ===========       ==========       ==========


Primary and fully diluted
     net income per common
     share  . . . . . . . . . . .    $      0.70      $      0.51       $     0.18       $     0.22
Weighted average number
     of shares outstanding  . . .      1,871,000        1,510,000        2,390,000        1,500,000





       The accompanying notes are an integral part of these statements.

                      Q.E.P. CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996
                             AND 1995 (UNAUDITED)

                                                                    Nine Months Ended
                                                         ---------------------------------------
                                                         November 30,               November 30,
                                                             1996                       1995
                                                         ------------               ------------
Cash flows from operating activities
     Net income   . . . . . . . . . . . . . . . . . .      $1,317,665                  $  773,650
     Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities
         Depreciation and amortization  . . . . . . .          91,432                      76,148
         Amortization of fair market value in
          excess of cost of business acquired . . . .         (22,500)
         Deferred income taxes  . . . . . . . . . . .          (4,500)
         Accounts receivable  . . . . . . . . . . . .      (1,264,477)                   (637,016)
         Inventories  . . . . . . . . . . . . . . . .      (1,116,892)                   (436,905)
         Other current assets . . . . . . . . . . . .        (485,475)                   (275,928)
         Other assets . . . . . . . . . . . . . . . .          51,869                      32,412
         Accounts payable and accrued liabilities . .         460,909                    (518,754)
                                                          -----------                  ----------
         Net cash (used in) operating activities  . .        (971,969)                   (986,393)

Cash flows from investing activities
Capital expenditures  . . . . . . . . . . . . . . . .        (130,797)                     (7,845)
         Net cash (used in) investment                    -----------                  ----------
         activities . . . . . . . . . . . . . . . . .        (130,797)                     (7,845)

Cash flow from financing activities
         Redemption of preferred stock  . . . . . . .        (166,387)                    (64,500)
         Net borrowings under line of credit  . . . .      (2,438,440)                  1,047,820
         Net borrowings (payments) of debt  . . . . .          (7,173)                        315
         Cash overdraft . . . . . . . . . . . . . . .         684,151
         Issuance of Common Stock . . . . . . . . . .       8,459,818
         Dividends  . . . . . . . . . . . . . . . . .         (12,102)                    (16,653)
         Purchase of treasury stock . . . . . . . . .                                     (57,900)
          Net cash provided by financing                  -----------                  ----------
          activities  . . . . . . . . . . . . . . . .       6,519,867                     909,082

          NET INCREASE IN CASH  . . . . . . . . . . .      $5,417,101                  $  (85,156)
Cash and cash equivalents at beginning of period              179,138                     114,767
                                                          -----------                  ----------
Cash and cash equivalents at end of period  . . . . .      $5,596,239                  $   29,611





       The accompanying notes are an integral part of these statements.

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    PERIODS ENDED NOVEMBER 30, 1996 AND 1995

Note 1. Basis of Presentation.

     The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Amendment 3 to the Registration Statement on Form S-1 of Q.E.P. Co., Inc. (the "Company") (Registration No. 333-7477), filed with the Securities and Exchange Commission on September 16, 1996. The results of operations for the nine and three months ended November 30, 1996 are not necessarily indicative of the results for the full fiscal year ending February 28, 1997.

     The Company invests cash in excess of anticipated current operational requirements in commercial paper with a maturity of 90 days or less and rated AA or higher. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

     This report contains forward looking statements which involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward looking statements.


Note 2. Initial Public Offering.

     On September 17, 1996 the Company completed an initial public offering of 1,000,000 shares of its common stock, par value $.001 per share ("Common Stock"), at an initial offering price of $8.50 per share and 120,000 warrants to purchase Common Stock at an exercise price of $10.20 per share with an offering price of $.001 per warrant (the "Offering"). On November 6, 1996 the underwriters exercised their over-allotment rights and purchased an additional 150,000 shares of Common Stock of the Company at a price of $8.50 per share. The net proceeds from the Offering and the exercise of the over-allotment option were approximately $8,459,000. The Company used $2,287,000 of the proceeds from the Offering to retire existing bank debt. The Company intends to use the remaining net proceeds to finance inventory purchases and accounts receivable, for capital improvements for the expansion and upgrading of existing facilities, to purchase or lease additional manufacturing equipment, and for general corporate purposes and the possible investment in, strategic acquisition of, or joint venture with, other businesses, as well as possible acquisition of other product lines. There can be no assurance that any acquisition will become available on terms acceptable to the Company. The Company does not have any agreements for such investments, acquisitions, joint ventures or product line acquisitions in place at this time.

Note 3. Inventories.

     The major classes of inventories are as follows:

                                                November 30, 1996      February 29, 1996
                                                -----------------      -----------------
                                                   (Unaudited)
Raw materials and work-in-process                  $  739,679             $  376,433
Finished goods                                      3,515,894              2,762,248
                                                   ----------             ----------
                                                   $4,255,573             $3,138,681
                                                   ==========             ==========


Note 4. Net Income per Common Share.

     Primary and fully diluted net income per common share is computed using the weighted average number of common shares outstanding adjusted for the dilutive effects of common share equivalents, where applicable. The computation reduces the net income available per common share by the amount of preferred stock dividends.

     On September 17, 1996, the Company used a portion of the net proceeds from the Offering (see Note 2) to retire $2,287,000 of bank debt. Had the retirement of debt occurred on March 1, 1996, net income per common share for the nine months ended November 30, 1996, would have been $.66.


Note  5. Supplemental Cash Flows.

     Supplemental cash flow information for the periods is as follows:

                                                            Nine months ended November 30,
                                                            --------------------------------
                                                                      (Unaudited)
                                                               1996               1995
Interest Paid . . . . . . . . . . . . . . . . .             $ 84,235             $147,261
Income taxes paid . . . . . . . . . . . . . . .              681,026              682,352


Note 6. Subsequent Events

     Stock Option Plan. The Company's 1996 Incentive Stock Option Plan (the "Plan") provides for the grant of options to purchase Common Stock to employees, consultants, and directors of the Company, as authorized by the Board of Directors. The aggregate number of shares which may be issued under the Plan may not exceed 250,000 shares of Common Stock. As of November 30, 1996, the Company had granted options to purchase an aggregate of 175,550 shares of Common Stock pursuant to the Plan.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company manufactures, markets and distributes a broad line of specialty tools and related products for the home improvement market. The Company markets over 4,000 products primarily used for surface preparation and installation of ceramic tile, carpet, marble, masonry, drywall and paint. The Company's products are sold through home improvement retailers, specialty distributors, original equipment manufacturers and chain or independent hardware, tile, carpet and painting retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional.


RESULTS OF OPERATIONS

     Nine months ended November 30, 1996 compared to nine months ended November 30, 1995

         Net sales for the nine months ended November 30, 1996 (the "fiscal 1997 period") were approximately $24,563,000, compared to $18,393,000 for the nine months ended November 30, 1995 (the "fiscal 1996 period"), an increase of $6,170,000 or 33.5%. The increase is primarily the result of increased sales to home centers, specialty retailers and independent distributors, resulting from increased market penetration, new store openings by major home center chain customers and new product activity.

         Gross profit for the fiscal 1997 period was approximately $8,980,000, compared to $6,595,000 for the fiscal 1996 period, an increase of $2,385,000 or 36.2%. As a percentage of net sales, gross profit increased to 36.6% in the fiscal 1997 period from 35.9% in the fiscal 1996 period. The increase in gross profit margin was due primarily to the Company's ability to secure comparatively lower cost foreign suppliers, achieve volume discounts from existing suppliers and manufacture certain items at a lower cost than what was historically paid to outside suppliers.

         Shipping expenses for the fiscal 1997 period were approximately $1,715,000, compared to $1,085,000 for the fiscal 1996 period, an increase of $630,000 or 58.1%. As a percentage of net sales these expenses increased to 7.0% in the fiscal 1997 period from 5.9% in the fiscal 1996 period. The increase in these expenses was primarily due to higher staff levels and increased freight and shipping supply costs to support the higher sales levels.

         General and administrative expenses for the fiscal 1997 period were approximately $2,595,000, compared with $2,268,000 for the fiscal 1996 period, an increase of $327,000 or 14.4%. As a percentage of net sales, these expenses decreased to 10.6% in the fiscal 1997 period from 12.3% in the fiscal 1996 period. The increase in expenses was primarily attributable to higher administrative costs associated with the Company's growth. The decrease in the percentage is a result of efficiencies obtained from the consolidation of operations. During the quarter the Company began the process of consolidating its operations located in Carson City, Nevada, Pompano Beach, Florida and the two locations in Boca Raton, Florida, into one facility in Boca Raton. While these relocations were substantially completed by November 30, 1996, the Company still occupied one of the old facilities in Boca Raton.

         Selling and marketing costs for the fiscal 1997 period were approximately $2,454,000, compared to $1,824,000 for the fiscal 1996 period, an increase of $630,000 or 34.5%. As a percentage of net sales, these expenses increased to 10.0% in the fiscal 1997 period from 9.9% in the fiscal 1996 period. The increase was primarily attributable to greater customer participation in the Company's co-op advertising program and higher sales administrative expenses related to the Company's participation in electronic ordering and invoicing (EDI) programs of certain of its home center customers.

         Interest expense for the fiscal 1997 period was approximately $62,000, compared to $143,000 for the fiscal 1996 period, a decrease of $81,000 or 56.6%. As a percentage of net sales, interest expense decreased to 0.3% in the fiscal 1997 period from 0.8% in the fiscal 1996 period. The primary reason for the decrease was the application of a portion of the proceeds from the Company's initial public offering to the repayment of the Company's bank debt.

         Provision for income taxes was approximately $825,000 in the fiscal 1997 period, compared to $501,000 in the fiscal 1996 period, an increase of $324,000 or 64.7%. The effective tax rate was approximately 38.5% in the fiscal 1997 period, compared to 39.3% in the fiscal 1996 period. The change in the effective tax rate reflects a reduction in the provision for income taxes in the fiscal 1997 period based upon the most recent effective tax rates.

         As a result of the above, net income for the fiscal 1997 period increased to $1,318,000 from $774,000 in the fiscal 1996 period, an increase of $544,000 or 70.3%. This represents an increase in net income as a percentage of net sales to 5.4% in the fiscal 1997 period from 4.2% in the fiscal 1996 period.


     Three months ended November 30, 1996 compared to three months ended November 30, 1995

         Net sales for the three months ended November 30, 1996 (the "fiscal 1997 period") were approximately $8,619,000, compared to $6,357,000 for the three months ended November 30, 1995 (the "fiscal 1996 period"), an increase of $2,262,000 or 35.6%. The increase is primarily attributable to increased sales to home centers, specialty retailers and independent distributors resulting from greater market penetration and new store openings by major home center chain customers.

     Gross profit for the fiscal 1997 period was approximately $3,144,000, compared to $2,432,000 in the fiscal 1996 period, an increase of $712,000 or 29.3%. As a percentage of net sales, gross profit decreased to 36.5% in the fiscal 1997 period from 38.3% in the fiscal 1996 period. The decrease is primarily attributable to a higher customer return allowance taken in the current period as a result of increased market penetration with a major home center customer.

     Shipping expenses for the fiscal 1997 period were approximately $599,000, compared to $417,000 for the fiscal 1996 period, an increase of $182,000 or 43.6%. As a percentage of net sales, these expenses increased to 6.9% in the fiscal 1997 period from 6.6% in the fiscal 1996 period. The primary causes for this increase are higher staff levels and freight costs driven by the increased sales.

     General and administrative expenses for the fiscal 1997 period increased to $993,000 from $826,000 in the fiscal 1996 period, an increase of $167,000 or 20.2%. The primary cause of the increase was increased staff levels associated with the Company's growth. As a percentage of net sales, these expenses decreased to 11.5% in the fiscal 1997 period from 13.0% in the fiscal 1996 period. This improvement is the result of fixed costs being spread over a greater sales base.

     Selling and marketing expenses were approximately $839,000 in the fiscal 1997 period, compared to $638,000 in the fiscal 1996 period, an increase of $201,000 or 31.5%. The primary reason for the increases are higher staff levels, sales commissions and related travel costs, along with an increase in co-op advertising expenses. As a percentage of net sales, these expenses decreased to 9.7% in the fiscal 1997 period from 10.0% in the fiscal 1996 period. This improvement is the result of the efficiencies now being obtained from the staff increases which began during the fiscal 1996 period.

     Interest income was approximately $16,000 in the fiscal 1997 period, compared to interest expense of $45,000 in the fiscal 1996 period. The improvement is primarily the result of the retirement of bank debt and an increase in the Company's interest earning cash balances resulting from the receipt of proceeds of its initial public offering.

     Provision for income taxes was approximately $286,000 in the fiscal 1997 period, compared to $173,000 in the fiscal 1996 period, an increase of $113,000 or 65.3%. The effective tax rate was approximately 39.8% in the fiscal 1997 period compared to 34.2% in the fiscal 1996 period. The change in the effective tax rate reflects the tax based upon the most recent effective tax rates available.

     As a result of the above, net income for the fiscal 1997 period was approximately $434,000, compared to $333,000 for the fiscal 1996 period, an increase of $101,000 or 30.3%. This represents a decrease in net income as a percentage of net sales to 5.0% in the fiscal 1997 period from 5.2% in the fiscal 1996 period.


LIQUIDITY AND CAPITAL RESOURCES

         On September 17, 1996 the Company completed an initial public offering of 1,000,000 shares of its common stock, par value $.001 per share ("Common Stock") at an initial offering price of $8.50 per share and 120,000 warrants to purchase Common Stock at an exercise price of $10.20 per share with an offering price of $.001 per warrant (the "Offering"). On November 6, 1996 the underwriters exercised their over-allotment rights and purchased an additional 150,000 shares of Common Stock at a price of $8.50 per share. The net proceeds from the Offering and the exercise of the over-allotment option were approximately $8,459,000. The Company used $2,287,000 of the proceeds from the Offering to retire existing bank debt. The Company intends to use the remaining net proceeds to finance inventory purchases and accounts receivable, for capital improvements for the expansion and upgrading of existing facilities, to purchase or lease additional manufacturing equipment, and for general corporate purposes including the possible investment in, strategic acquisition of, or joint venture with, other businesses, as well as the possible acquisition of other product lines. There can be no assurance that any acquisition will become available on terms acceptable to the Company. The Company does not have any agreements for such investments, acquisitions, joint ventures or product line acquisitions in place at this time.

         Working capital for the nine month period ended November 30, 1996 increased from approximately $2,931,000 at February 29, 1996 to $12,529,000 at November 30, 1996, an increase of $9,598,000 or 327.5%, primarily as a result of the completion of the Offering. The Company invests cash in excess of anticipated current operational requirements in commercial paper rated AA or higher. The Company states the value of such investments at market price.

         The Company has a bank line of credit facility (the "Facility") which permits borrowings of up to $3,250,000 as revolving credit against a fixed percentage of eligible accounts receivable and inventory, as defined in the Facility. Interest is charged on the outstanding principal at the bank's base lending rate plus 1/2% or the LIBOR plus 225 basis points. The Company presently has no outstanding balance under the Facility. The Facility terminates June 30, 1998.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, nor are any such proceedings known by the Company to be contemplated by governmental authorities.


Item 6. Exhibits and Reports on Form 8-K.

(a) List of Exhibits.

  Exhibit
  Number      Description
    3.1       Certificate of Incorporation of the Company*
    3.2       By-Laws of the Company*
    4.1       Specimen Common Stock Certificate**
    27        Financial Data Schedule (SEC use only)

---------------------
     * Filed with the Company's Registration Statement on Form S-1 (Registration No. 333-7477), filed on July 2, 1996, and incorporated herein by reference.

     ** Filed with Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-7477), filed on August 5, 1996, and incorporated herein by reference.

(b)  Reports on Form 8-K.

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended November 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Q.E.P. CO., INC


Dated:  January 10, 1997                By:   /s/Lewis Gould
                                           -----------------------------------
                                            Lewis Gould, President
                                            (Duly Authorized Officer)




Dated:  January 10, 1997                By:   /s/Patrick L. Daggett
                                           -----------------------------------
                                            Patrick L. Daggett
                                            (Chief Financial Officer)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER      DESCRIPTION                                                                          LOCATION
    3.1       Certification of Incorporation  . . . . . . . . . . . . . . . . . . . . . . . .   *(1) Exh. 3.1.1
    3.2       By-Laws . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *(1) Exh. 3.2.1
    4.1       Form of Common Stock Certificate $.001 par value* . . . . . . . . . . . . . . .    *(2) Exh. 4.1
    27        Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . .         *(3)

---------------
*(1) Incorporated herein by reference to the exhibit listed above in the Company's Registration Statement on Form S-1 (File No. 333-7477), filed on July 2, 1996.

*(2) Incorporated herein by reference to the exhibit listed above in Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-7477), filed on August 5, 1996.

*(3)     Filed electronically pursuant to Item 401 of Regulation S-T.