Form 10-K
period 1997-02-28
QEP CO INC
filed 1997-05-28
CIK 1017815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended February 28, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
              transition period from _______________ to ___________

                         Commission File Number 0-21161

                                Q.E.P. CO., INC.
             (Exact name of registrant as specified in its charter)

 DELAWARE                                                13-2983807
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

1081 HOLLAND DRIVE, BOCA RATON, FLORIDA                  33487
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (561) 994-5550

Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of exchange
Title of each class                                      on which registered
    NONE                                                     NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates as of May 19, 1997 is $11,472,399, computed by reference to the closing price for such shares on the NASDAQ National Market System as of such date.

         The number of shares outstanding of each of the registrant's classes of common stock, as of May 19, 1997 is: 2,654,894 shares of Common Stock, par value $0.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Stockholders to be held on July 28, 1997, are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Founded in 1979, Q.E.P. Co., Inc. (the "Company" or "QEP") manufactures, markets and distributes a broad line of specialty tools and related products for the home improvement market. Under brand names including QEP/trademark/, O'TOOL/trademark/, MARION TOOL/trademark/ and ANDREWS TOOLS/trademark/, the Company markets over 4,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, marble, masonry, drywall and paint. QEP's products include trowels, floats, tile cutters, wet saws, spacers, nippers, pliers, carpet trimmers and cutters, knives and abrasives, and are sold to home improvement retailers, including national and regional chains such as Home Depot, Lowe's and Hechinger/Home Quarters, specialty distributors to the hardware, construction and home improvement trades, retailers such as Ace Hardware and New York Carpet World, and OEMs such as Stanley Tools and Red Devil. The Company's full line of specialty tools and related products is marketed for use by do-it-yourself consumers as well as construction and remodeling professionals.

         The Company has experienced significant growth in net sales since fiscal 1992, which management attributes to (i) the introduction of new products and the Company's success in cross-marketing its products among its channels of distribution, (ii) the Company's expansion of its customer base and market share through sales to additional home improvement retailers, distributors, OEMs and specialty retailers, (iii) growth experienced by the Company's customers within the home improvement market, particularly among national and regional home center retailers such as Home Depot and Lowe's, (iv) growth of the home improvement market as a whole and (v) strategic acquisitions.

MARKET OVERVIEW

         The Company currently competes in the specialty tool segment of the tool industry which sells to the home improvement market. According to industry information published by the National Home Center News ("NHCN"), the United States home improvement market generated retail sales of over $132 billion in 1995 (the most recent year for which data is available to the Company), an increase of $16 billion over 1993 retail sales of $116 billion. NHCN projects that these sales will reach approximately $189 billion by the year 2000, which would represent a compound annual growth rate of approximately 7.5% for the five year period. While this data reflects the broad trend in the home improvement market in general, the Company believes that the trends within the specialty tool segment are similar.

         The Company believes that growth in the home improvement market is being driven by several factors, including (i) aging of the United States housing stock, which requires greater repair and maintenance expenditures, (ii) increased housing turnover of both new and existing homes, (iii) favorable demographic trends, with "baby boomers" now reaching the 35 to 54 year old age category which historically has accounted for the largest home improvement expenditures of any age group, and (iv) changes in consumer preferences, which have caused an increase in the median size of new homes and which have contributed to demand for remodeling and expansion of older homes.

         Within the home improvement market, distribution channels have continued to consolidate as a result of the success of the warehouse home center format used by large home improvement retailers such as Home Depot and Lowe's. The increasing dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions and large-format stores. Estimates published by the NHCN indicate that from 1993 to 1995, the average size of home improvement centers operated by the top ten retailers increased from 60,600 square feet to 62,700 square feet, while the average annual sales per store increased from $14.8 million to $18.3 million. In 1995, the ten largest home improvement retailers accounted for approximately 28.3% of the industry's total sales, up from 23.6% in 1993. Based on data available to the Company, the primary beneficiaries of this consolidation among home improvement retailers have been the top two or three companies (ranked by annual sales volume), and the balance of the top ten retailers have generally experienced declines in sales and market share during the past several years. Thus, while the home improvement market's retail sales have expanded, the market is being increasingly dominated by the largest retailers.

         The Company's two largest customers, Home Depot and Lowe's, experienced compound annual sales growth rates of 29% and 25%, respectively, from 1993 to 1995, and have announced plans to continue increasing the number of stores each operates. As consolidation continues among home improvement retailers, the Company expects that sales of the largest national and regional home improvement retailers will continue to increase at greater rates than the rate of sales growth in the overall market. The Company expects that the growth trends in the specialty tool segment of the home improvement market and among its customer base will directly affect the Company's ability to generate growth in its sales and net income, its expansion strategy and the nature of its sales and marketing initiatives.

BUSINESS STRATEGY

         The Company's strategy is to enhance its position as a leading manufacturer of specialty tools and related products by introducing new products and cross-selling products among its channels of distribution, expanding market share by obtaining new customers, and capitalizing on expected growth of its largest customers and of the home improvement market as a whole. Key elements of the Company's strategy include:

         INCREASE SALES BY EXPANDING PRODUCT LINES AND ADDING NEW CUSTOMERS. The Company seeks to expand its product lines by adding specialty tools and related products which can be marketed to the Company's existing customer base. For example, during the last three fiscal years, the Company introduced a line of carpet installation tools, three new power tools and a complete line of customer oriented maintenance kits. The Company has also expanded its product lines through acquisitions. The Company believes that broadening its product lines will make the Company a more attractive supplier to the major home improvement retailers and thereby increase the Company's sales and market penetration. The Company also seeks to expand its market share by developing new customers through marketing its product lines to home improvement retailers, distributors, OEMs and specialty retailers who do not currently purchase products from the Company.

         CAPITALIZE ON CROSS-SELLING OPPORTUNITIES. A number of the products manufactured and distributed by the Company may be used in multiple applications and are therefore suitable for marketing to several categories of customers. For example, floats used in the tile trades are also frequently used in drywall and paint applications. The Company markets products with multiple applications to a variety of customers within different channels of distribution. As part of its acquisition strategy, the Company seeks to identify acquisition candidates with product lines complementary to those of the Company and to "cross sell" acquired product lines to its existing customer base and its existing product lines to the customers of the acquired business.

         EMPHASIZE CUSTOMER SERVICE. The Company has developed and implemented a customer service program to address the requirements of its retail, distributor and OEM customers, under which the Company maintains inventories of tools and related products in multiple locations to permit prompt deliveries, offers a customer service hotline, provides parts and repair service for tools, provides education classes for store personnel and participates in cooperative promotions and special sales events. The Company also offers certain of its customers electronic order acceptance and billing and prepaid delivery for product shipments with a minimum purchase. Because home improvement retailers place considerable value on the customer service provided by their vendors, the Company considers the maintenance of responsive customer service programs to be an important facet of its business.

         PURSUE ADDITIONAL STRATEGIC ACQUISITIONS. During fiscal 1995, the Company completed the acquisitions of O'Tool Company, a distributor of hardware, masonry, carpentry and tiling tools, Marion Tool Company, a manufacturer of striking tools, and Andrews Tools Company, a drywall and paint tool manufacturer. Through these acquisitions, the Company broadened its product lines, increased its customer base and consolidated certain manufacturing and marketing activities. The Company intends to continue to seek and evaluate acquisitions of specialty tool and component manufacturers, distributors and other companies whose products, distribution channels and brand names are complementary to those of the Company and which will offer further opportunities for product cross selling, consolidation of manufacturing and marketing operations and the addition of new customers.

         EXPAND FOREIGN MARKET PRESENCE. The Company believes that international markets provide a significant opportunity to increase sales of its products and has implemented a foreign sales and marketing program which is designed to increase the Company's presence in markets such as Canada, Central America, Mexico, Europe and South America. The Company intends to pursue international sales opportunities through marketing initiatives focused on its broad product line and comprehensive customer service programs.

         ENHANCE MANUFACTURING CAPABILITIES. The Company expects to continue to selectively increase its manufacturing capabilities based upon its objectives of controlling manufacturing costs, assuring high quality of its products, and reducing product manufacturing and shipment times. The Company reviews its product lines with a view to identifying products for which in-house manufacturing is appropriate based upon a comparison of purchase and manufacturing costs, quality assurance, shipment times and product demand. The Company used a portion of the proceeds of its initial public offering to purchase capital equipment to increase its manufacturing capacity for certain specialty tools formerly purchased by the Company from outside suppliers.

PRODUCTS

         The Company manufactures and distributes a broad line of over 4,000 specialty tools and related products. The Company's products are offered under brand names including QEP/trademark/, O'TOOL/trademark/, MARION TOOL/trademark/ and ANDREWS TOOLS/trademark/ and are used primarily for surface preparation and installation of ceramic tile, carpet, marble, masonry, drywall and paint. The following table sets forth certain information concerning the Company's principal tool groups and their markets, distribution channels and price positioning.

                                                            TOOL OR RELATED PRODUCT GROUP
                            --------------------------------------------------------------------------------------------------
                             TILE                       CARPET                      STRIKING TOOLS          DRYWALL AND PAINT
                             ----                       ------                      --------------          -----------------
MARKETS

  Primary.................   Do-it-yourself             Do-it-yourself              Contractor              Contractor
  Secondary...............   Contractor                 Contractor                  Do-it-yourself          Do-it-yourself

DISTRIBUTION CHANNELS

  Primary.................   Home improvement           Home improvement            Distributors and        OEMs
                             retailers                  retailers                   retailers

  Secondary...............   Tile retailers and         Carpet retailers            OEMs                    Distributors
                             distributors

PRODUCT OFFERINGS.........   Full line                  Limited line                Popular products        High end

PRICE POSITIONING.........   Multiple price points      Multiple price points       Middle to high          Middle to low

         The Company believes that its products are purchased at retail predominately by "do-it-yourself" consumers, although certain of the Company's products are designed and priced for sale to remodeling and construction professionals. A number of the products manufactured by the Company, such as trowels, floats, blades and abrasives, are marketed through multiple distribution channels for use in a variety of installation applications. For example, floats used in tile applications are also frequently used in drywall and paint applications. Other tools such as drywall taping knives, tile cutters, electric wet saws, nippers, sanders, scrapers, carpet trimmers and rollers are used in single applications. The Company's products are generally sold at retail for prices ranging from $1 to $200, although certain types of electric wet saws are sold at retail for up to $800. A majority of the Company's revenue is generated by sales of products priced at less than $10 retail. Although the Company manufactures and distributes over 4,000 products, a majority of the Company's sales are to customers who purchase between 20 and 150 individual stock-keeping units.

         Net sales of a single product accounted for approximately 7% of the Company's net sales in fiscal 1995 and 5% of the Company's net sales in each of fiscal 1996 and fiscal 1997. Management anticipates that the number and type of products which account for 5% or more of the Company's net sales will vary from period to period. As the Company seeks to broaden its product lines, the competition for limited shelf space available at home improvement retailers for specialty tools and related products may limit sales of existing or newly introduced products.

         The Company maintains an informal research and development program through which it seeks to identify new product opportunities within its primary markets. Methods by which the Company seeks to identify product opportunities include soliciting product feedback from customers through its outside sales force and manufacturers' representatives, review of product brochures and catalogs issued by foreign and domestic manufacturers of specialty tools, review of product concepts with buyers employed by its customers, and attendance at industry trade shows and conventions at which new product concepts are introduced and discussed. The Company also considers participation in joint ventures and evaluation of product samples to be an important part of its effort to identify new product opportunities. Although the Company does not maintain a formal research and development department, the Company's executive officers and sales personnel are active in identifying opportunities for the Company.

RELATIONSHIP WITH MAJOR CUSTOMERS

         In 1986, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the United States based on annual sales volume. In 1993, the Company added Lowe's as a customer, which is now the second largest home improvement retailer in the country. Home Depot and Lowe's are the Company's two largest customers, accounting for 50% and 11% of the Company's fiscal 1997 net sales, respectively.

         Because of the importance of home improvement retailers (including Home Depot and Lowe's) to the Company, the Company has, in consultation with its major customers, developed customer service programs to ensure that the specific needs of these customers are given a high priority with direct attention from senior officers of the Company. Features of the Company's customer service programs for its major customers include providing a range of in-store services, including assistance with inventory control, maintenance of product displays and introduction of new products; maintaining inventories of tools and related products in multiple locations to permit rapid shipping; delivering orders promptly; holding education classes for retail store personnel; packaging with multilingual labels; prepaying delivery for product shipments with minimum purchase; participating in cooperative promotions and special sales events; providing product research for buyers; operating a customer service hotline; providing parts and repair service; assisting in tool and product sourcing; extension of advertising allowances and special credit terms; accepting orders electronically and billing through electronic data interchange; bar coding for each individual stock keeping unit; incorporating anti-theft tags in packaging; and using slip sheets in lieu of pallets for delivery. The Company believes that its major customers place considerable value on service and promotional support and frequently evaluates its service and promotional activities in an effort to serve its customers more effectively.

         The Company believes that the consolidation among home improvement retailers will continue and that the national and large regional home improvement retailers, especially Home Depot and Lowe's, will continue to increase their market share in the near future. Each of Home Depot and Lowe's has announced plans to increase significantly the number of stores each operates over the next several years. While the Company is seeking to expand its customer base, it expects that sales to Home Depot and Lowe's will continue to constitute a major portion of the Company's total sales and that the results of operations and business strategies of Home Depot and Lowe's will have a significant effect on the Company's overall levels of net sales and profitability.

MANUFACTURING AND SUPPLIERS

         The Company estimates that in fiscal 1997 products it manufactured accounted for approximately 30% of net sales and finished products purchased from outside suppliers accounted for approximately 60% of net sales. Parts and components purchased and later assembled or finished by the Company accounted for the remaining 10% of net sales. The Company utilizes in-house manufacturing capabilities and manufacturing services provided by outside suppliers to (i) reduce overall costs of goods sold by purchasing finished products and components from suppliers able to produce such items at a lower cost than the Company, (ii) establish domestic production of products or parts which are critical for domestic supply due to shipping costs, frequency of deliveries or marketing concerns, (iii) maintain a high level of quality of the Company's products, and (iv) capitalize on the Company's production expertise in instances where production volumes warrant in-house manufacturing. The Company reviews its product lines to identify products for which in-house manufacturing is appropriate based upon a comparison of purchase and manufacturing costs, quality assurance, shipment times and product demand. The Company used a portion of the proceeds of its initial public offering to purchase capital equipment to increase its manufacturing capacity for certain specialty tools formerly purchased by the Company from outside suppliers.

         The Company purchased finished products and components from approximately 75 different suppliers in fiscal 1997, of which less than 25% were foreign sources. The Company has not entered into written agreements with any of its suppliers. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers, and although the Company generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company's operations.

         During fiscal 1997, the Company purchased approximately 14% of its total purchases of finished products and components through a single foreign sales agent. This foreign sales agent, together with other foreign sales agents utilized by the Company, purchased finished products and components from a number of manufacturers located in Taiwan, China and other countries. The Company believes that these sales agents purchased products from 10 to 12 different manufacturers during fiscal 1997. Although the Company believes it could purchase products directly from a number of these manufacturers, sales agents will generally warehouse finished and unfinished products and consolidate products to allow more cost effective shipping, and will retain title to products pending arrival at United States ports. For these reasons, the Company anticipates continuing to utilize foreign sales agents for the foreseeable future. While the Company believes that there are other sales agents through which the Company could source its supply requirements, changes in sales agents or the refusal of any such agents to deal with the Company could disrupt product shipments, result in manufacturing delays or otherwise adversely affect the Company's operations until new suppliers or sales agents could be procured.

         The Company currently relies on two foreign suppliers as the sources of supply for two power tools which are currently among the Company's twenty best selling products. While the Company believes that alternate sources of supply exist for these products, an extended interruption in the supply of these products prior to the location of alternate suppliers could adversely affect the Company's results of operations.

         Although the Company can generally obtain finished products and components from domestic suppliers within 30 days of the date it places an order, foreign orders must generally be placed at least 90 to 120 days in advance of the intended finished product shipment date. Shipping from foreign suppliers usually requires 30 additional days. The Company reviews its production requirements weekly and updates its orders placed with foreign suppliers. Because the Company seeks to fill customer orders promptly, the Company must anticipate customer demand for finished products and products manufactured with components obtained from foreign suppliers and establish its production forecasts accordingly.

         The Company has established on-line ordering and billing systems with its largest customers which it anticipates expanding in the future to accommodate the requirements of its other customers. The Company provides a limited 90-day warranty on select products. During fiscal 1997, returns and allowances totalled 4.4%.

DISTRIBUTION, SALES AND MARKETING

   PRODUCT DISTRIBUTION

         The Company's specialty tools and related products are currently sold through several distinct distribution channels. Management estimates that sales through its primary distribution channels in fiscal 1997 were as follows: 70% to national and regional home improvement retailers, 13% to specialty distributors, 10% to chain or independent retailers in the hardware, tile, carpet and paint markets, and 7% to OEMs, export and other specialty retailers. The following briefly describes each of these distribution channels:

         NATIONAL AND REGIONAL HOME IMPROVEMENT RETAILERS. The Company's products are primarily sold through national and regional home improvement retailers, including Home Depot, Lowe's and Hechinger/Home Quarters which together accounted for over 65% of the Company's total sales during fiscal 1997. Three regional home improvement retailers were also among the Company's ten largest customers in fiscal 1997. Home improvement retailers market to both do-it-yourself consumers and professionals in the construction and remodeling trades.

         SPECIALTY DISTRIBUTORS. The Company's products are sold to a variety of specialty distributors, which in turn supply a broad range of small and medium-sized retail accounts. Although certain of the Company's specialty distributors supply a particular segment of the market, such as tile or carpet, a number of these distributors provide full service distribution to their retail customers. Products sold through specialty distributors are suitable for both do-it-yourself consumers and professional remodelers or contractors.

         CHAIN AND INDEPENDENT RETAIL STORES. The Company sells its products to a significant number of smaller retail accounts, including chain stores and independent hardware stores, tile centers, paint stores and lumber yards. Customers of these retailers are typically professional contractors or semi-professional do-it-yourself consumers.

         ORIGINAL EQUIPMENT MANUFACTURERS. The Company performs contract manufacturing of certain products in its product line for OEMs such as Stanley, Red Devil, Color Tile and CarpetMax. The Company believes that its OEM opportunities have expanded in recognition of its manufacturing capabilities and due to the broadening of its product line within the last several years.

   SALES

         The Company's sales strategy is to (i) capitalize on growth among its existing customer base, primarily among major home center retailers, (ii) add new national and regional home improvement retailers as customers, (iii) extend its product lines through introduction of new products, acquisitions and joint ventures, (iv) cross-market products among its channels of distribution, and (v) expand international sales. The Company's sales and marketing staff are responsible for implementing marketing plans and sales programs, coordinating with independent manufacturers' representatives which also market the Company's specialty tools and related products, providing customer service and addressing customer inquiries, and coordinating customer orders and shipments. Each of the Company's sales managers is responsible for a different distribution channel and utilizes an in-house telemarketing sales force and outside salaried and commissioned sales representatives to generate product sales. The balance of the Company's sales and marketing staff are employed in customer service capacities. The Company also maintains a network of independent manufacturers' representatives and firms, supported by the Company's sales and marketing personnel, through which the Company's specialty tools and related products are sold on a commission basis.

   MARKETING

         The Company has developed a direct mail marketing program under which approximately 3,000 brochures are mailed to customers, usually on a monthly basis. The Company coordinates its telemarketing sales force with direct mail contacts. The Company utilizes extensive product catalogs, including color catalogs covering most product lines, and has developed distinctive packaging which uses uniform colors and stylistic letters to reinforce the Company's brand images.

         Company representatives attend two major and numerous other industry trade shows each year. The major industry trade shows, comprised of a tile show and a national hardware show, are attended by national home improvement retailers, distributors, retail chains and other customers. The Company's marketing and sales representatives, or its manufacturers' representatives, conduct monthly visits to many customers' individual retail stores. In addition, the Company provides product knowledge classes for retail store personnel. The Company also evaluates the product mix at its customers' locations from time to time with a view toward changing the product mix, if necessary, to increase sales per square foot. When the Company secures a new customer, the Company generally resets all displays and assists store personnel in becoming familiar with the Company's product line.

COMPETITION

         The Company believes that competition in the home improvement product market is based primarily on the retail gross profit margin potential of products sold to retailers, delivery capabilities, brand name recognition, product quality and availability of retail shelf space. The Company believes that its competitive strengths are the retail gross profit margin potential of its products, its delivery capabilities, and the brand recognition and quality of its products. The Company faces competition largely on a regional basis, with its most significant competitors being Superior Featherweight Corporation and Walton Tool Company, each of which the Company believes to have lower annual revenues and a less extensive product line than the Company.

         Participants in the home improvement industry include a number of large, well-capitalized home improvement product manufacturers that could, should they so choose, market products in direct competition with the Company, many of whom have greater financial, marketing and other resources than the Company. For example, within the drywall tool market segment, the Company competes with Marshalltown Trowel Company and Goldblatt Tools, a brand owned by Stanley. Should these companies determine to enter additional market segments in which the Company currently operates, the competitive pressures experienced by the

Company could be increased. The Company is aware of a number of foreign competitors, many of which may have greater financial, marketing and other resources than the Company. While foreign sales constituted less than 5% of the Company's total sales during fiscal 1997, as the Company seeks to penetrate more foreign markets, the Company may experience competition from such companies, which could adversely affect the Company's gross margins on its foreign sales.

         Certain of the Company's larger customers have in the past contacted one or more of the Company's foreign suppliers to discuss purchasing home improvement products directly from these suppliers. Although the Company believes that its diversified product line, brand recognition and customer service will continue to offer benefits not otherwise available to the Company's customers from foreign manufacturers, the Company could experience competition from one or more foreign manufacturers which now serve as suppliers to the Company. If one or more of the Company's larger customers were to begin purchasing products previously supplied by the Company directly from foreign manufacturers, the Company's business would be materially adversely affected. Increased competition from these manufacturers or others could result in lower sales, price reductions and loss of market share, each of which would have a material adverse effect on the Company's results of operations.

ENVIRONMENTAL MATTERS

         The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid, special and hazardous wastes, and imposing liability for the cost of cleaning up, and certain damages resulting from, sites of past spills, disposal or other releases of hazardous substances (together, "Environmental Laws"). Sanctions which may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and remediation costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. The Company's manufacturing facilities are subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. The activities of the Company, including its manufacturing operations, at its owned and leased facilities are subject to the requirements of Environmental Laws. The Company believes that the cost of compliance with environmental laws to date has not been material to the Company, nor is the Company currently aware of any situations requiring remedial or other action which would involve a material expense to the Company, or exposing the Company to material liability under Environmental Laws. As the operations of the Company involve the storage, handling, discharge and disposal of substances which are subject to regulation under Environmental Laws, there can be no assurance that the Company will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

         MARION TOOL COMPANY. In October 1994, the Company acquired all of the outstanding common stock of Marion Tool Company, which manufactures specialty tools and related castings, for an acquisition price of 425,547 shares of the Company's Series A Preferred Stock, which carries a par value and liquidation preference of $1 per share. At the same time, the Company acquired certain real property used for manufacturing, warehouse and foundry operations of Marion Tool Company in Marion, Indiana. Based upon the results of a series of environmental reports obtained by the Company prior to completing the acquisition, above ground storage tanks from which some petroleum contamination was evident were removed at the time of the acquisition and the Company caused contaminated soil to be removed in accordance with applicable Environmental Laws. Because of the proximity of soil contamination to several structures and improvements at the site and the risk that removal could undermine the structures, not all contaminated soil was removed. A report of the excavation results was submitted to the Indiana Department of Environmental Management and, based upon its discussions with such department, the Company believes that no further action will be required concerning the remaining contamination. There can be no assurance, however, that further action with respect to the remaining contamination will not be required.

         Marion Tool Company was also identified as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") for the cleanup of contamination resulting from past disposal of hazardous wastes at a certain site to which Marion Tool Company, among others, sent wastes in the past. CERCLA requires PRPs to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard. Based upon, among other things, a review of the data available to the Company regarding the site at which Marion Tool Company is alleged to have deposited a portion of the waste located thereon, and a comparison of the potential liability at this site to settlements reached by other parties in similar cases, the Company believes that Marion Tool Company's liability for this matter will not be material to the Company. While the Company is not aware of any facts which would give rise to any other potential off-site liability on the part of Marion Tool Company, if other disposal sites where Marion Tool Company sent waste were determined to require cleanup under CERCLA or other similar laws, Marion Tool Company could face similar claims in the future. The Company has not received notice of any claims relating to disposal of waste by Marion Tool Company at any other sites.

         Pursuant to the terms of an escrow agreement by and among the Company and the sellers of Marion Tool Company, the sellers deposited certificates representing all 425,547 shares of Series A Preferred Stock issued in connection with the acquisition in an escrow account at the date of closing. The escrow agent is authorized to release the shares to the Company within 15 days after receipt of a written statement, in form and substance satisfactory to the escrow agent in its discretion, providing that there has been a material breach of the representations and warranties of the sellers contained in the stock purchase agreement for the Marion Tool Company acquisition. If a dispute arises as to the existence of a breach of a representation or warranty, the escrow agent is authorized to retain the certificates representing the shares of Preferred Stock pending resolution of the dispute, or may interplead the certificates into the registry of a court of competent jurisdiction. Upon the expiration of six years from the closing date and in the absence of a notice from the Company of a breach of representations and warranties by the sellers, the escrow agent is authorized to deliver the certificates representing the shares of Preferred Stock to the sellers. The sellers of Marion Tool Company represented and warranted to the Company in the stock purchase agreement relating to the acquisition that Marion Tool Company had not committed any violation of any environmental laws or regulations and that there was no situation requiring remedial action by Marion Tool Company under any environmental laws or regulations. The stock purchase agreement also contains a joint and several indemnification by Marion Tool Company and each of the selling shareholders in favor of the Company.

         To date, the Company has not notified the escrow agent of a violation of any environmental laws or regulations, or any situation requiring remedial action by the Company, or any other violation of a representation or warranty, pursuant to which the Company claims the right to the return of any of the Series A Preferred Stock. There are currently 319,158 shares of Series A Preferred Stock remaining on deposit under the escrow agreement (106,387 of the shares originally deposited were converted into shares of Company common stock in connection with the Company's initial public offering), which will remain in escrow through August 2000 and which are subject to return to the Company in accordance with the terms of the escrow agreement. Although the Company believes that any environmental liabilities incurred as a result of the previous activities of Marion Tool Company will be materially less than the liquidation preference of such shares, there can be no assurance that the value of the shares held in escrow will be sufficient to address all environmental liabilities incurred as a result of the prior activities of Marion Tool Company.

INTELLECTUAL PROPERTY

         The Company markets its specialty tools and related products under various trademarks owned by the Company or its subsidiaries, including QEP(TM), O'TOOL(TM), MARION TOOL(TM) and ANDREWS TOOLS(TM), and has applied for registration of the Q.E.P. and O'Tool marks, as well as the mark consisting of the Company's stylized logo, on the Principal Register of the United States Patent and Trademark Office. The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill for products sold under its trademarks, and has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. The Company does not license any trademarks and does not own or license any patents or patent rights.

         The Company has received a notice alleging that certain of its products infringe one or more patents of a competitor. After consultation with its legal counsel, the Company advised the complaining party that its products do not appear to infringe the cited patents. The Company has received no further communication concerning this matter from the complaining party.

EMPLOYEES

         As of May 1, 1997, the Company had 153 full-time employees, including 22 administrative employees, 29 sales and marketing employees, 67 manufacturing employees and 35 employees engaged in packaging and shipping. Marion Tool Company's nine manufacturing employees are represented by the Metal Polishers, Buffers, Platers and Allied Workers International Union. The collective bargaining agreement which covers these employees expires, unless renewed, in October 1997. The Company has not experienced any work stoppages since acquiring Marion Tool Company. None of the Company's other employees are represented by a labor union. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company currently leases two facilities located in Florida and California which consist of an aggregate of approximately 106,200 square feet. In addition, the Company owns a 40,000 square foot manufacturing facility in Marion, Indiana, which was purchased at the time of the acquisition of Marion Tool Company. The following table sets forth certain information concerning facilities leased and owned by the Company.

                                                                    SQUARE          ANNUALIZED         LEASE           RENEWAL
       LOCATION                          USE                         FEET              COST          EXPIRATION        OPTION
       --------                          ---                        ------          ----------       ----------        -------

Boca Raton, FL           Executive offices;
                           warehouse.........................       77,000           $254,000        01/31/04             --

Marion, IN               Manufacturing;
                           warehouse; assembly...............       40,000               N/A           N/A                --

Carson, CA               Administrative, sales;
                           marketing; warehouse..............       29,200             94,692        08/14/99            --


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      On September 17, 1996, the Company completed its initial public offering and the Common Stock commenced trading on the Nasdaq National Market System tier of the Nasdaq Stock Market. The following table sets forth, for the periods indicated, the high and low sales price per share for the Common Stock, as reported on the Nasdaq National Market System.

FISCAL YEAR ENDED FEBRUARY 28, 1997                     HIGH          LOW
-----------------------------------                     ----          ---

Third quarter (beginning September 17, 1996)            9 5/8         7 1/8

Fourth Quarter                                          9             6 3/8


         On May 19, 1997, the closing price of the Common Stock on the Nasdaq National Market System was $8.50 per share. As of that date, there were 24 holders of record of the Common Stock and approximately 882 beneficial owners of the Common Stock.

         The Company has not paid cash dividends and does not intend for the foreseeable future to declare or pay any cash dividends on its Common Stock and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to declare or pay dividends will be at the discretion of the Company's board of directors and will depend upon the Company's future earnings, results of operations, financial condition, capital requirements, restrictions imposed by the terms of indebtedness, considerations imposed by applicable law and other factors deemed relevant by the board of directors. The Company's current bank credit facility prohibits the payment of dividends except with the lender's consent.

         The Company's Certificate of Incorporation provides that the Company is authorized to issue up to 500,000 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred Stock and 1,000,000 shares of Series C Preferred Stock. As of May 19, 1997, there were 319,160 shares of Series A Preferred Stock, no shares of Series B Preferred Stock, and 17,500 shares of Series C Preferred Stock issued and outstanding. The Company does not have any current plans to issue any additional shares of Preferred Stock. Holders of Series A Preferred Stock are entitled to receive out of legally available funds a cumulative dividend at the rate of $0.035 per share per annum. Commencing October 1, 2000, the dividend rate shall equal the prime interest rate (as described in the Certificate of Incorporation) as of the first day of the month in which the dividends are payable, less 1 1/4%. The Series B Preferred Stock entitles the holders thereof to receive out of legally available funds a noncumulative dividend at the rate of $0.05 per share per annum. The Series C Preferred Stock entitles the holders thereof to receive out of legally available funds a cumulative dividend at the rate of $0.035 per share per annum. All of the foregoing dividends must be paid before any dividend may be declared or paid on the Company's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         Effective June 30, 1996, the Company agreed to issue a total of 4,894 shares of Common Stock to certain of its then current shareholders in exchange for a total of 166,385 shares of Preferred Stock owned by such shareholders. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The Company relied on Section 3(a)(9) of the Securities Act of 1933 for the exemption from the registration requirements of such Act with respect to these issuances.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data as of and for each of the years in the five year period ended February 28, 1997. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report.

                                                                            FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                         --------------------------------------------------------------------------
                                                                 1993          1994          1995           1996            1997
                                                                ------        ------        ------         ------          -----
OPERATING DATA:                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales...............................................       $10,188       $13,407       $19,247         $25,272        $33,140

Cost of goods sold......................................         6,459         8,416        12,105          15,977         20,119
                                                               -------       -------       -------         -------         ------

Gross profit............................................         3,729         4,991         7,142           9,295         13,021

Shipping................................................         1,123         1,113         1,488           1,746          2,441

General and administrative..............................         1,137         1,492         2,436           3,106          4,048

Selling and marketing...................................           905         1,218         1,800           2,512          3,569

Foreign exchange (gains) losses                                     10           153           115             ---             11
                                                               -------       -------       -------         -------         ------

         Total expenses.................................         3,175         3,976         5,839           7,364         10,069
                                                               -------       -------       -------         -------        -------

Operating income........................................           554         1,015         1,303           1,931          2,952

Interest expense, net...................................           123           135           149             195              7
                                                               -------       -------       -------         -------        -------

Income before provision for income
  taxes and cumulative effect of change
  in accounting principle...............................           431           880         1,154           1,736          2,945

Provision for income taxes..............................           176           341           429             668          1,143
                                                               -------       -------       -------         -------        -------

Income before cumulative effect of change in
  accounting principle..................................           225           539           725           1,068          1,802

Cumulative effect of change in accounting for
  income taxes(1)                                                   57           ---           ---             ---            ---
                                                               -------       -------       -------         -------        -------

Net income..............................................       $   312       $   539       $   725         $ 1,068        $ 1,802
                                                               =======       =======       =======         =======        =======

Net income per common share(2)                                 $   .21       $   .36       $   .47         $   .70        $   .89
                                                               =======       =======       =======         =======        =======

Weighted average number of shares of common
  stock outstanding.....................................         1,515         1,515         1,515           1,506          2,015
                                                               =======       =======       =======         =======        =======


                                                                            FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                         --------------------------------------------------------------------------
                                                                 1993          1994          1995           1996            1997
                                                                ------        ------        ------         ------          -----
BALANCE SHEET DATA:                                                                    (IN THOUSANDS)

Working capital.........................................       $   404        $1,019        $1,948          $2,931        $12,695

Total assets............................................         3,535         4,133         6,000           7,971         16,434

Total liabilities.......................................         2,864         2,798         3,502           4,545          2,981

Shareholders' equity....................................           671         1,335         2,498           3,425         13,453

------------------------

(1) The Company adopted in 1993 the method of accounting for income taxes pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. The Company had previously accounted for deferred income taxes pursuant to Statement of Financial Accounting Standards No. 96, which was superseded by SFAS No. 109. The Company elected to report the $57,200 cumulative effect on prior years as an increase to 1993 income.

(2) Cash dividends paid on the Company's outstanding shares of Series A Preferred Stock and Series C Preferred Stock are deducted from net income per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company manufactures, markets and distributes a broad line of specialty tools and related products for the home improvement market. The Company markets over 4,000 products primarily used for surface preparation and installation of ceramic tile, carpet, marble, masonry, drywall and paint. The Company's products are sold through home improvement retailers, specialty distributors, original equipment manufacturers and chain or independent hardware, tile, carpet and painting retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional. Dollar figures set forth below are rounded to the nearest thousand.

RESULTS OF OPERATIONS

FISCAL 1997 AS COMPARED TO FISCAL 1996

         Net sales for the twelve months ended February 28, 1997 ("fiscal 1997" or the "fiscal 1997 period") were $33,140,000, compared to $25,272,000 for the twelve months ended February 29, 1996 ("fiscal 1996" or the "fiscal 1996 period"), an increase of $7,868,000 or 31.1%. The increase is primarily the result of greater sales to home center retailers, specialty retailers and independent distributors, resulting from increased market penetration, new store openings by major home center chain customers and sales of new products.

         Gross profit for fiscal 1997 was $13,021,000, compared to $9,295,000 for fiscal 1996, an increase of $3,726,000 or 40.1%. As a percentage of net sales, gross profit increased to 39.3% in fiscal 1997 from 36.8% in fiscal 1996. The increase in gross profit margin was primarily due to the Company's ability to reduce its costs by purchasing from additional sources at lower prices and by increased sales of higher margin products to its major customers.

         Shipping expenses for the fiscal 1997 period were $2,441,000, compared to $1,746,000 for the fiscal 1996 period, an increase of $695,000 or 39.8%. As a percentage of net sales these expenses increased to 7.4% in the fiscal 1997 period from 6.9% in the fiscal 1996 period. The increase in these expenses is primarily due to additional labor costs required to handle increased volume. Freight costs also increased because of additional product volume and increased freight rates charged by common carriers.

         General and administrative expenses for the fiscal 1997 period were $4,048,000, compared to $3,106,000 for the fiscal 1996 period, an increase of $942,000 or 30.3%. As a percentage of net sales these expenses decreased to 12.2% in the fiscal 1997 period from 12.3% in the fiscal 1996 period. The increase in these expenses was primarily due to increased administrative costs related to the Company's continuing growth and the costs related to the relocation of Company facilities from Mahwah, NJ, Carson City, NV, Boca Raton, FL and Pompano Beach, FL to the Company's new headquarters facility in Boca Raton, FL.

         Selling and marketing costs for the fiscal 1997 period increased to $3,569,000 from $2,512,000 in the fiscal 1996 period, an increase of $1,057,000 or 42.1%. As a percentage of net sales these expenses increased to 10.8% in the fiscal 1997 period from 9.9% in the fiscal 1996 period. The increase in these expenses is primarily the result of additional sales personnel and increased commissions, as well as an increase in the Company's advertising and marketing programs.

         Interest expense, net, decreased from $195,000 in fiscal 1996 to $7,000 in fiscal 1997, a decrease of $188,000 or 96.4%. The primary reason for the decrease was the application of a portion of the proceeds of the Company's initial public offering to repay the Company's bank debt. The balance of the proceeds has been invested resulting in interest income.

         Provision for income taxes was $1,143,000 in fiscal 1997 compared to $668,000 in the fiscal 1996 period, an increase of $475,000 or 71.1%. This increase is a direct result of the increase in the Company's taxable income as the Company's effective tax rate remained relatively consistent at 38.8% in fiscal 1997 compared to 38.5% in fiscal 1996.

         Net income for fiscal 1997 increased to $1,803,000, compared to $1,068,000 in fiscal 1996, an increase of $735,000 or 68.8%. Net income as a percentage of net sales increased to 5.4% in the fiscal 1997 period compared to 4.2% in the fiscal 1996 period for the reasons described above.

FISCAL 1996 COMPARED TO FISCAL 1995

         Net sales for fiscal 1996 were $25,272,000, compared to $19,247,000 in the twelve months ended February 28, 1995 ("fiscal 1995"), an increase of $6,025,000 or 31.3%. The increase was attributable to new product offerings, increased sales to home improvement retailers and a full year of sales by the Company's newly acquired subsidiaries. Sales to the Company's two largest customers increased by $4,862,000, a majority of which was attributable to an increase in retail store locations. A portion of the increase in sales to these customers was attributable to sales of new products introduced during the third quarter of fiscal 1996, which on a Company-wide basis totaled $1,926,000. The addition of a national home improvement center customer accounted for $364,000 of the net sales increase, while a full year of sales attributable to the acquired subsidiaries increased net sales by $1,153,000. These increases were partially offset by reduced sales to smaller customers affected by the consolidation in the home improvement industry.

         Gross profit for fiscal 1996 was $9,295,000, compared to $7,142,000 in fiscal 1995, an increase of $2,153,000 or 30.1%. As a percentage of sales, gross profit decreased to 36.8% in fiscal 1996 from 37.1% in fiscal 1995. The decrease in gross profit margin was attributable to the introduction of two new products which accounted for $1,926,000 in net sales during fiscal 1996. The lower profit margin on these products and other shifts in the Company's product mix resulted in a net reduction in the gross profit margin of 0.3%.

         Shipping expenses for fiscal 1996 were $1,746,000, compared to $1,488,000 in fiscal 1995, an increase of $258,000 or 17.3%. As a percentage of sales, these expenses decreased to 6.9% in fiscal 1996 from 7.7% in fiscal 1995 due to economies of scale and more efficient use of the acquired subsidiaries' shipping and warehouse facilities.

         General and administrative expenses for fiscal 1996 were $3,106,000, compared to $2,436,000 in fiscal 1995, an increase of $670,000 or 27.5%. As a percentage of sales, these expenses decreased to 12.3% in fiscal 1996 from 12.6% in fiscal 1995. Of the dollar increase, $117,000 represented increased rent and payroll costs of the acquired subsidiaries, $173,000 primarily represented increased professional fees in connection with financing and other corporate matters, $81,000 represented increased bad debt expense, of which $53,000 was due to the insolvency of two customers, and $50,000 represented increased discretionary contributions to the employee profit sharing plan. The remaining increase was attributable to additional general and administrative expenses of the acquired subsidiaries.

         Selling and marketing expenses for fiscal 1996 were $2,512,000, compared to $1,800,000 for fiscal 1995, an increase of $712,000 or 39.6%. As a percentage of sales, these expenses increased to 10.0% in fiscal 1996 from 9.4% in fiscal 1995. The increase was primarily attributable to the Company's integration of the sales and marketing functions of the acquired subsidiaries. In particular, the Company incurred certain costs to publish catalogues and sales materials for the acquired subsidiaries and to hire sales and marketing employees during fiscal 1996 who had not yet achieved the productivity level of existing employees.

         Interest expense for fiscal 1996 was $195,000, compared to $149,000 in fiscal 1995, an increase of $46,000 or 30.9%. As a percentage of sales, these expenses decreased to 0.7% in fiscal 1996 from 0.8% in fiscal 1995. The dollar increase in interest expense was attributable to increased bank borrowings required to finance the Company's growth. The decrease as a percentage of sales was attributable to the Company's ability to fund growth with a relatively lower level of borrowing.

         Provision for income taxes in fiscal 1996 was $668,000, compared to $429,000 in fiscal 1995, an increase of $239,000 or 55.7%. The effective tax rate increased to 38.5% in fiscal 1996 from 37.2% in fiscal 1995. The increase in the effective tax rate was primarily attributable to the incurrence of nondeductible expenses.

         As a result of the above, net income in fiscal 1996 was $1,068,000, compared to $725,000 in fiscal 1995, an increase of $343,000 or 47.3%. This represents an increase in net income as a percentage of net sales to 4.2% in fiscal 1996 from 3.8% in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital for the fiscal 1997 period increased from $2,931,000 at February 29, 1996 to $12,695,000 at February 28, 1997, an increase of $9,764,000 or 333.1%, primarily as a result of the completion of the Company's initial public offering in September 1996. The Company invests cash in excess of anticipated current operational requirements in short term commercial paper rated AA or higher and states the value of such investments at market price.

         Net cash used in operating activities was approximately $605,000 in fiscal 1997, compared to $1,079,000 in fiscal 1996. The reason for the decrease was a slower increase in inventory and accounts receivable from fiscal 1996 to fiscal 1997 as compared to the increase in net income from fiscal 1996 to fiscal 1997.

         The Company utilized approximately $214,000 in cash for capital expenditures during fiscal 1997 compared to approximately $46,000 in fiscal 1996.

         On September 17, 1996 the Company completed an initial public offering of 1,000,000 shares of its common stock, par value $.001 per share ("Common Stock"), at a price of $8.50 per share (less underwriting discount) and 120,000 warrants to purchase Common Stock at an exercise price of $10.20 per share with an offering price of $.001 per warrant (the "Offering"). On November 6, 1996 the underwriters exercised their over-allotment option and purchased an additional 150,000 shares of Common Stock at a price of $8.50 per share (less underwriting discount). The net proceeds from the Offering and the exercise of the over-allotment option were approximately $8,238,000. The Company used $2,448,000 of the proceeds from the Offering to retire existing bank debt. As a result, net cash provided by financing activities was $5,541,000 in fiscal 1997 compared to $1,189,000 in fiscal 1996. Net cash provided by financing activities during fiscal 1996 was predominately the result of increased borrowings. The Company has used a portion of the Offering proceeds to finance the growth in inventory and accounts receivable, purchase additional manufacturing equipment and fund capital improvements to expand and upgrade existing facilities. Other potential uses of such funds include the possible investment in, strategic acquisition of, or joint venture with, other businesses, as well as the possible acquisition of other product lines. There can be no assurances that any acquisition will become available on terms acceptable to the Company.

         The Company has a bank line of credit facility (the "Facility") which permits borrowings of up to $3,250,000 as revolving credit against a fixed percentage of eligible accounts receivable and inventory, as defined in the Facility. Interest is charged on the outstanding principal balance at the bank's base lending rate plus 1/2% or the LIBOR plus 225 basis points. Subsequent to fiscal 1997 year end the rate was reduced to LIBOR plus 175 basis points. The Company presently has no outstanding balance under the Facility, and the Facility terminates on June 30, 1998. The Company believes that its existing cash balances, cash flow from operations and the borrowings available to it under the Facility will be sufficient to fund its working capital needs and other capital requirements for the foreseeable future.

FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends", "expects" or "anticipates", and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by the Company (which during fiscal 1997 constituted approximately 60% of the Company's total sales), the Company's dependence upon certain key personnel, the Company's ability to manage its growth, and the risks of economic and market factors affecting the Company or its customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

         The response to this item is submitted in a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None required to be reported.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 28, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 28, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 28, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 28, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)           The following documents are filed as part of the report:

                  1. and 2. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

                  3. For Exhibits see Item 14(c), below. Exhibit Nos. 10.1 and
                  10.1.1 consist of management contracts or compensatory plans or arrangements required to be filed as exhibits to this report.

    (b) No reports on Form 8-K have been filed by the Company during the final quarter of the period covered by this report.

    (c)           List of Exhibits:

EXHIBIT NO.       DESCRIPTION

2.1 Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York corporation to a Delaware Corporation*

3.1.1             Certificate of Incorporation of the Company*

3.1.2             Bylaws of the Company+

3.3 Form of Indemnification Agreement executed by Officers and Directors of the Company and the Company*

4.1        Form of specimen certificate for Common Stock of the Company*

4.1.1 Form of Warrant issued by the Company to the representative of the underwriters of the Company's initial public offering*

9 Voting Trust Agreement, dated August 3, 1996, by and between Lewis Gould and Susan J. Gould*

10.1 Employment Agreement, dated August 3, 1996, by and between Lewis Gould and the Company*

10.1.1     Q.E.P. Co., Inc. Omnibus Stock Plan of 1996+

10.2.5 Lease Agreement, dated June 1993, by and between Leo M. Rutten, Alice J. Rutten and the Company*

10.2.6 Lease Agreement, dated September 17, 1996, by and among the Company and Lawrence Z. Crockett, as Trustee of the Lawrence
           Z. Crockett Trust dated March 31, 1994 and Marilyn M. Crockett, as Trustee of the Marilyn M. Crockett Trust dated March 31, 1994, including amendment thereto dated January 22, 1997+

10.2.7     Industrial Lease, dated August 1, 1996, by and between
           JMB/Pennsylvania Associates - IV, L.P., and the Company+

10.3.1 Revolving Loan and Security Agreement and Assignment of Leases, dated October 13, 1995, by and between Shawmut Bank Connecticut, N.A., a national banking association, and the Company, including Promissory Note dated October 13, 1995, Limited Guaranty of Lewis Gould dated October 13, 1995, and form of Guaranty executed by the Company's subsidiaries*

21         Subsidiaries of the Company*

27         Financial Data Schedule+
--------------------
* Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-07477).

+   Filed herewith.

         (d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Boca Raton, State of Florida, on May 23, 1997.

                                                     Q.E.P. CO., INC.

                                                     By:/S/ LEWIS GOULD
                                                        -----------------------
                                                            Lewis Gould
                                                            President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LEWIS GOULD                        President, Chief Executive Officer                        May 23, 1997
-----------------------------            and Director (Principal
Lewis Gould                              Executive Officer)

/S/ MARC APPLEBAUM                     Senior Vice President and Chief                           May 23, 1997
-----------------------------            Financial Officer (Principal
Marc P. Applebaum                        Financial and Accounting Officer)

/S/ MICHAEL ACTIS-GRANDE               Director                                                  May 23, 1997
-----------------------------
Michael Actis-Grande

/S/ EDWARD RONAN                       Director                                                  May 23, 1997
-----------------------------
Edward Ronan


-----------------------------          Director                                                  May 23, 1997
Mervyn D. Fogel

/S/ NORMAN SNESIL                      Director                                                  May 23, 1997
-----------------------------
Norman Snesil

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                     February 28, 1997 and February 29, 1996

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE

Report of Independent Certified Public Accountants                       F-2

Financial Statements

     Consolidated Balance Sheets                                         F-3

     Consolidated Statements of Income                                   F-4

     Consolidated Statement of Shareholders' Equity                      F-5

     Consolidated Statements of Cash Flows                               F-6

     Notes to Consolidated Financial Statements                     F-7-F-24

     Schedule II - Valuation and Qualifying Accounts                    F-25

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

To the Shareholders
  Q.E.P. Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Q.E.P. Co., Inc. and Subsidiaries (the "Company") as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q.E.P. Co., Inc. and Subsidiaries as of February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Q.E.P. Co. Inc. and Subsidiaries for each of the three years in the period ended February 28, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Grant Thornton LLP

New York, New York
April 30, 1997


                                             Q.E.P. Co., Inc. and Subsidiaries

                                                CONSOLIDATED BALANCE SHEETS

                                                                               February 29,             FEBRUARY 28,
                                  ASSETS                                            1996                    1997
                                                                               ---------------        ----------------
CURRENT ASSETS

   Cash and cash equivalents                                                       $   179,138            $  4,901,131
   Accounts receivable, less allowance for doubtful
     accounts of $54,500 as of February 29, 1996 and
     $61,100 as of February 28, 1997                                                 3,671,302               5,507,809
   Inventories                                                                       3,138,681               4,696,400
   Other current assets                                                                350,443                 425,578
                                                                                    ----------            ------------
         Total current assets                                                        7,339,564              15,530,918
PROPERTY AND EQUIPMENT, net                                                            266,610                 415,064
DEFERRED INCOME TAXES                                                                   84,000                 248,000
OTHER ASSETS                                                                           280,538                 240,005
                                                                                    ----------            ------------
                                                                                    $7,970,712             $16,433,987
                                                                                     =========              ==========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable and accrued liabilities                                        $1,911,303            $  2,792,049
    Loans payable                                                                    2,447,887
    Other current liabilities                                                           49,109                  43,968
                                                                                   -----------           -------------
         Total current liabilities                                                   4,408,299               2,836,017
OTHER LIABILITIES                                                                      137,088                 144,893
COMMITMENTS

SHAREHOLDERS' EQUITY

    Preferred stock, $1 par value; 2,500,000 shares authorized, $1 par value;
      503,047 shares issued and outstanding at February 29, 1996 and 336,660
      shares issued and outstanding at February 28, 1997, respectively                 503,047                 336,660
    Common stock; 10,000,000 shares authorized, $.001
      par value; 1,500,000 shares issued and outstanding
      at February 29, 1996 and 2,654,894 shares issued

      and outstanding February 28, 1997, respectively                                    1,500                   2,655
    Additional paid-in capital                                                          30,762               8,433,719
    Retained earnings                                                                2,947,916               4,737,943
    Cost of stock held in treasury                                                     (57,900)                (57,900)
                                                                                   -----------           -------------
                                                                                     3,425,325              13,453,077
                                                                                     ---------              ----------
                                                                                    $7,970,712             $16,433,987
                                                                                     =========              ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                             Q.E.P. Co., Inc. and Subsidiaries

                                             CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Year ended
                                                            ------------------------------------------------------------
                                                            February 28,           February 29,             FEBRUARY 28,
                                                               1995                    1996                    1997
                                                               ----                    ----                    ----
Net sales                                                    $19,247,549             $25,271,715            $33,140,273
Cost of goods sold                                            12,105,099              15,976,971             20,118,824
                                                              ----------              ----------             ----------

         Gross profit                                          7,142,450               9,294,744             13,021,449

Costs and expenses

   Shipping                                                    1,488,243               1,745,745              2,440,535
   General and administrative                                  2,435,574               3,105,861              4,048,358
   Selling and marketing                                       1,799,822               2,511,898              3,568,908
   Foreign exchange losses, net                                  114,635                     472                 11,080
                                                            ------------         ---------------          -------------

                                                               5,838,274               7,363,976             10,068,881
                                                             -----------             -----------             ----------

Operating income                                               1,304,176               1,930,768              2,952,568

Interest expense, net                                            149,414                 194,565                  7,250
                                                            ------------            ------------         --------------

         Income before provision

           for income taxes                                    1,154,762               1,736,203              2,945,318

Provision for income taxes                                       429,312                 668,452              1,142,577
                                                            ------------            ------------            -----------

       NET INCOME                                          $     725,450             $ 1,067,751           $  1,802,741
                                                            ============              ==========            ===========

Primary and fully diluted net income per
   common share                                                     $.47                    $.70                   $.89
                                                                     ===                     ===                    ===

Weighted average number of shares
   outstanding                                                 1,515,152               1,505,682              2,015,168
                                                               =========               =========            ===========

Pro forma net income per common
   share                                                                                    $.67                   $.89
                                                                                             ===                    ===

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. Co., Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                             ADDITIONAL
                                             PREFERRED STOCK              COMMON STOCK         PAID-IN     RETAINED     TREASURY
                                           SHARES        AMOUNT        SHARES       AMOUNT     CAPITAL     EARNINGS      STOCK
                                           ------        ------        ------       ------     -------     --------      -----

Balance at March 1, 1994                  125,000    $  125,000           200   $   12,037    $   20,225   $1,178,229

Issuance of preferred stock               443,047       443,047
Dividends                                                                                                      (6,250)
Net income                                                                                                    725,450
                                        ---------    ----------     ---------   ----------    ----------   ----------      -------

Balance at February 28, 1995              568,047       568,047           200       12,037        20,225    1,897,429

Redemption of preferred stock             (65,000)      (65,000)
Stock split - 7,575.76 for 1 and
   change in par value                                              1,514,952      (10,522)       10,522
Dividends                                                                                                     (17,264)
Purchase of treasury stock                                            (15,152)         (15)           15                  $(57,900)
Net income                                                                                                  1,067,751
                                        ---------    ----------     ---------   ----------    ----------   ----------      -------

Balance at February 29, 1996              503,047       503,047     1,500,000        1,500        30,762    2,947,916      (57,900)

Conversion of preferred stock to
    common stock                         (166,387)     (166,387)        4,894            5       166,382
Proceeds from initial public offering                               1,150,000        1,150     8,236,575
Dividends                                                                                                     (12,714)
Net income                                                                                                  1,802,741
                                        ---------    ----------     ---------   ----------    ----------   ----------      -------
Balance at February 28, 1997              336,660    $  336,660     2,654,894   $    2,655    $8,433,719   $4,737,943   $  (57,900)
                                        =========    ==========     =========   ==========    ==========   ==========      =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.


                        Q.E.P. Co., Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year ended
                                                              --------------------------------------------------------
                                                              February 28,           February 29,         FEBRUARY 28,
                                                                 1995                    1996                1997
                                                              ------------           ------------         ------------
Cash flows from operating activities
   Net income                                                   $ 725,450             $1,067,751           $ 1,802,741
   Adjustments to reconcile net income to net cash
     used in operating activities
       Depreciation and amortization                               52,209                 85,131                77,228
       Amortization of fair market value in
         excess of cost of business acquired                      (22,500)               (30,000)              (30,000)
       Deferred income taxes                                      (69,500)                20,000              (164,000)
       Changes in assets and liabilities
         Accounts receivable                                       39,494             (1,223,019)           (1,836,507)
         Inventories                                             (465,224)              (434,520)           (1,557,719)
         Other current assets                                     (13,820)              (228,744)              (75,135)
         Other assets                                              (1,929)                11,673                29,016
         Accounts payable and accrued liabilities                (342,780)              (347,220)            1,149,519
                                                                 --------             ----------            ----------

         Net cash used in operating activities                    (98,600)            (1,078,948)             (604,857)
                                                                 --------             ----------            ----------

Cash flows from investing activities
   Capital expenditures                                           (90,501)               (45,671)             (214,165)
   Acquisitions, net of cash acquired                            (366,115)
                                                                 --------             ----------           -----------

       Net cash used in investing activities                     (456,616)               (45,671)             (214,165)
                                                                 --------             ----------           -----------

Cash flows from financing activities
   Proceeds from initial public offering                                                                     8,237,725
   Redemption of preferred stock                                                         (65,000)
   Net borrowings (payments) under line of credit                 328,329              1,051,496            (2,447,887)
   Net borrowings (payments) of debt                              (14,393)                 8,885                32,664
   Cash overdraft                                                 275,392                268,773              (268,773)
   Dividends                                                       (6,250)               (17,264)              (12,714)
   Purchase of treasury stock                                                            (57,900)
                                                                ---------            -----------           -----------

       Net cash provided by financing activities                  583,078              1,188,990             5,541,015
                                                                ---------            -----------           -----------

       NET INCREASE IN CASH                                        27,862                 64,371             4,721,993

Cash and cash equivalents at beginning of year                     86,905                114,767               179,138
                                                                ---------            -----------           -----------

Cash and cash equivalents at end of year                        $ 114,767            $   179,138           $ 4,901,131
                                                                =========            ===========           ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. Co., Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE A - DESCRIPTION OF BUSINESS

     Q.E.P. Co., Inc. (the "Company") manufactures and distributes, principally through major home center chains predominantly located throughout the United States, tools and related products used in the ceramic tile, masonry, dry wall and carpeting trades.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly-owned subsidiaries after eliminating all significant intercompany accounts and transactions.

     2.  INITIAL PUBLIC OFFERING

         On September 17, 1996, the Company completed an initial public offering of 1,000,000 shares of its common stock, par value $.001 per share ("Common Stock"), at an initial offering price of $8.50 per share and 120,000 warrants to purchase Common Stock at an exercise price of $10.20 per share with an offering price of $.001 per warrant (the "Offering"). On November 6, 1996, the underwriters exercised their overallotment rights and purchased an additional 150,000 shares of Common Stock of the Company at a price of $8.50 per share. The net proceeds from the Offering and the exercise of the overallotment option were approximately $8,238,000.

     3.   REINCORPORATION

         The Company was originally incorporated in New York in 1979. In connection with the Offering, the Company reincorporated as a Delaware corporation with the same name and the New York corporation was merged into it, continuing the business of the Company.

     4.  INVENTORIES

         Inventories are stated at the lower of average cost or market.

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE B (CONTINUED)

     5.  INCOME TAXES

         Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

     6.  INTANGIBLE ASSETS

         Intangible assets are recorded at cost and are amortized over the estimated periods of related benefit using the straight-line method.

     7.  LEASES

         Leases which meet certain criteria are classified as capital leases. For such leases, assets and obligations are recorded initially at the fair market values of the leased assets. The capitalized leases are amortized using the straight-line method over the assets' estimated economic lives. Interest expense relating to the lease liabilities is recorded to effect a constant rate of interest over the terms of the obligations. Leases not meeting capitalization criteria are classified as operating leases and related rentals are charged to expense as incurred.

     8.  REVENUE

         Sales are recognized when merchandise is shipped.

     9.  PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization are provided by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over their expected useful life or the life of the respective lease, whichever is shorter.

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE B (CONTINUED)

         The following are the estimated lives of the Company's fixed assets:

                Machinery and warehouse equipment         3 to 10 years
                Furniture and equipment                   3 to 5 years
                Capital leases                            3 to 5 years
                Building                                  30 to 33 years
                Leasehold improvements                    5 to 10 years

         Maintenance and repairs are charged to expense, while significant renewals and betterments are capitalized. When property is sold or otherwise disposed of, the cost and related depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations for the period.

    10.  ADVERTISING COST

         All costs related to advertising are expensed in the period incurred.

    11.  NET INCOME PER COMMON SHARE

         Primary and fully diluted net income per common share is computed using the weighted average number of common shares outstanding and common stock equivalents. The computation reduces the net income available per common share by the amount of preferred stock dividends.

    12.  USE OF ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE B (CONTINUED)

    13.  CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    14.  STOCK-BASED COMPENSATION

         The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company recognizes no compensation expense for the stock option grants.

    15.  RECLASSIFICATIONS

         Certain amounts in 1996 have been reclassified to conform with the 1997 presentation.

    16.  NONCASH INVESTING AND FINANCING ACTIVITIES

         In fiscal 1995, the Company purchased three companies. In conjunction with the acquisitions, liabilities were assumed as follows:

            Fair value of assets acquired                 $ 1,087,094
            Less
            Cash paid                                         400,000
            Notes issued                                      230,000
            Preferred stock issued                            443,047
                                                          -----------
            Liabilities assumed                         $      14,047
                                                         ============

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE C - ACQUISITIONS

     1.  ANDREWS ENTERPRISES

         Effective January 1, 1995, the Company purchased all of the assets of Andrews Enterprises, which manufactures drywall and paint tools for $50,000 in notes and 17,500 shares of $1 par value preferred stock for a total purchase price of $67,500. The acquisition has been accounted for as a purchase, and, accordingly, the operating results since the date of the acquisition of Andrews have been included in the accompanying financial statements. The purchase price was allocated to assets acquired based on their estimated fair values. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $17,400 (included in other assets) is being amortized on a straight-line basis over fifteen years. Accumulated amortization at February 29, 1996 and February 28, 1997, was $1,400 and $2,500,
         respectively.

     2.  MARION TOOL AND WESTPOINT FOUNDRY

         Effective October 31, 1994, the Company purchased all the common stock of Marion Tool Company, which manufactures grey iron castings, trowels, other small hand tools, and assembles striking tools and garden tools, for 425,547 shares of $1 par value preferred stock for a total purchase price of $425,547 (see Note L). The acquisition has been accounted for as a purchase, and, accordingly, the operating results of Marion Tool have been included in the accompanying financial statements since the date of acquisition. The purchase price was allocated to assets acquired based on their estimated fair values. The excess total acquisition cost over the fair value of net assets acquired of approximately $52,000 (included in other assets) is to be amortized on a straight-line basis over fifteen years. Accumulated amortization at February 29, 1996 and February 28, 1997 was $3,600 and $8,000,
         respectively.

     3.  O'TOOL COMPANY

         On June 9, 1994, the Company purchased all the assets and assumed certain liabilities of O'Tool Company, which distributes masonry and carpentry tiling tools, for $580,000, consisting of $400,000 in cash and $180,000 in notes, which have since been paid in full. The acquisition has been accounted for as a purchase, and, accordingly, the operating results of O'Tool since the acquisition have been included in the accompanying financial statements.

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE C (CONTINUED)

         The excess of the fair value of net assets over the acquisition cost in the amount of $150,000 (included in other liabilities) is being amortized on a straight-line basis over five years. Accumulated amortization at February 29, 1996 and February 28, 1997 was $52,500 and $82,500, respectively.

         The following unaudited pro forma consolidation shows the results of operations assuming that the above purchases occurred on March 1, 1994. The unaudited pro forma results for the year ended February 28, 1995 are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

            Net sales                                          $22,259,245
            Net income                                             267,936

NOTE D - INVENTORIES

     Inventories consisted of the following:

                                                  February 29,      FEBRUARY 28,
                                                      1996              1997
                                                  -----------       -----------

        Raw materials and work-in-progress        $   376,433       $   580,767
        Finished goods                              2,762,248         4,115,633
                                                    ---------         ---------

                                                   $3,138,681       $ 4,696,400
                                                    =========         =========

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                              February 29,    FEBRUARY 28,
                                                  1996            1997
                                              -----------     -----------

         Land                                    $  7,509       $   7,509
         Machinery and warehouse equipment        292,278         406,448
         Office furniture and equipment           178,069         180,472
         Capital leased equipment                  48,300          68,280
         Building and leasehold improvements      132,727         205,305
                                                 --------        --------
                                                  658,883         868,014
         Less accumulated depreciation and
            amortization                         (392,273)       (452,950)
                                                 --------        --------

                                                $ 266,610       $ 415,064
                                                 ========        ========

NOTE F - LOANS PAYABLE

     The Company has a bank credit facility which permits borrowings of up to $3,250,000 as revolving credit against a fixed percentage of eligible accounts receivable and inventory, as defined. Interest is payable monthly at the bank's base lending rate (8.25% at February 28, 1997) plus 1/2%, or the LIBOR plus 2.25% (7.69% at February 28, 1997). Subsequent to year-end, the rate was reduced to LIBOR plus 1.75%. The loan agreement is through June 30, 1998. Under the most restrictive covenants of the loan agreement, the Company is required to maintain a minimum tangible net worth of $2,600,000. The Company is also required to maintain a minimum interest coverage ratio, and a specified debt to tangible net worth ratio for each fiscal year. As of February 29, 1996 and February 28, 1997, the Company was in compliance with these covenants.

     The line of credit is collateralized by substantially all of the assets of the Company and is guaranteed up to $500,000, by the Company's majority shareholder.

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE F (CONTINUED)

     The terms of the Company's bank credit facility prohibit the payment of dividends, except with the lender's consent. The Company is obligated to pay cumulative dividends, for which lender's consent has been obtained, in varying amounts on the Series A and Series C Preferred Stock and a fixed, noncumulative dividend on the Series B Preferred Stock (see Note L).

     Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor agreements. The Company had approximately $67,000 and $552,000 as of February 29, 1996 and February 28, 1997, respectively, of outstanding letters of credit.

     Interest paid for all debt was approximately $152,000, $218,000 and $137,000 in fiscal 1995, 1996 and 1997, respectively.

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following:

                                              February 29,     FEBRUARY 28,
                                                  1996             1997
                                              -----------      -----------

         Accounts payable                      $1,055,759       $1,153,983
         Accrued payroll and employee
             benefits                             399,127          223,302
         Accrued liabilities                      365,669          779,856
         Accrued volume and advertising
             discount                              90,748          408,804
         Accrued income taxes                                      226,104
                                               ----------       ----------

                                               $1,911,303       $2,792,049
                                               ==========       ==========

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE H - COMMITMENTS AND CONTINGENCIES

     1.   FUTURE MINIMUM OBLIGATION

         The Company conducts its operations from various leased facilities. Future minimum payments under noncancellable operating leases consist of the following in fiscal years ending after February 28, 1997:

                        1998                      $   513,606
                        1999                          488,491
                        2000                          404,896
                        2001                          369,855
                        2002                          384,572
                        Thereafter                    780,390
                                                   ----------

                                                   $2,941,810
                                                   ==========

         Total rent expense under noncancellable operating leases approximated $350,000, $404,000 and $701,000 in fiscal 1995, 1996 and 1997, respectively.

     2.  MARION TOOL COMPANY

         In October 1994, the Company acquired all of the outstanding common stock of Marion Tool Company which manufactures specialty tools and related castings (see Note C). In connection with this acquisition, the Company also acquired the land underlying the Marion Tool facility and warehouse and the foundry operations known as Westpoint Foundry in Marion, Indiana. Prior to undertaking the acquisition, the Company commissioned a series of environmental reports by an independent consulting firm of both the Marion Tool Company and Westpoint Foundry facilities and the associated real estate. The consultant's environmental report stated that samples of foundry sand and slag deposited on the real estate were tested and determined not to constitute hazardous

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE H (CONTINUED)

         waste. Based on the testing, the consultant indicated that such deposits were unlikely to threaten ground water resources. In addition, the consultant noted the presence of above ground storage tanks from which some petroleum contamination was evident. The above ground storage tanks were removed at the time of the acquisition and the Company caused the contaminated soil to be removed in accordance with applicable environmental laws. Because of the proximity of soil contamination to several structures and improvements at the site and the risk that removal could undermine the structures, all contaminated soil was not removed. A report of the excavation results were submitted to the Indiana Department of Environmental Management and, based upon its discussions with such department, the Company believes that no further action will be required concerning the remaining contamination.

         The environmental reports prepared by the consultant also noted that Marion Tool Company was identified as a potentially responsible party ("PRP"), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), for the cleanup of contamination resulting from past disposal of hazardous wastes at certain sites to which Marion Tool Company, among others, sent wastes in the past. CERCLA requires PRPs to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Based upon, among other things, a review of the data available to the Company regarding the site at which Marion Tool Company is alleged to have deposited a portion of the waste located thereon, and a comparison of the potential liability at this site to settlements reached by other parties in similar cases, the Company believes that Marion Tool Company's liability for this matter will not have a material adverse effect on the Company's financial condition or results of operations. Although the Company does not believe that Marion Tool Company has other potential offsite liability, if other disposal sites where Marion Tool Company sent waste are determined to require cleanup under CERCLA or other similar laws, Marion Tool Company could face similar claims in the future. The Company has not received notice of any claims relating to disposal of waste by Marion Tool Company at any other site.

         Pursuant to the terms of an escrow agreement by and among the Company and the sellers of the Marion Tool Company, the sellers agreed to deposit certificates representing the 425,547 shares of Series A Preferred Stock in an escrow account at the date of closing. The escrow agent is

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE H (CONTINUED)

         authorized to release the shares of preferred stock to the Company within 15 days after receipt of a written statement, in form and substance satisfactory to the escrow agent in its discretion, providing that there has been a material breach of the representations and warranties of the sellers contained in the stock purchase agreement. In the event of a dispute as to the existence of a breach of a representation or warranty, the escrow agent is authorized to retain the certificates representing the shares of a preferred stock pending resolution of a dispute among the parties, or may interplead the certificates into the registry of a court of competent jurisdiction. Upon the expiration of six years from the closing date and in the absence of a notice of breach of representations and warranties by the sellers, the escrow agent is authorized to deliver the certificates representing the shares of preferred stock to the sellers. The stock purchase agreement between the Company and the sellers of Marion Tool Company provided that Marion Tool Company had not committed any violation of any environmental laws or regulations, and further represented that there was no situation requiring remedial action by Marion Tool Company under any environmental laws or regulations. The stock purchase agreement also contained a joint and several indemnification by Marion Tool Company and each of its shareholders in favor of the Company.

         To date, the Company has not notified the escrow agent of a violation of any environmental laws or regulations, or any situation requiring remedial action by the Company, or any other violation of a representation or warranty, pursuant to which the Company claims the right to the return of any of the Series A Preferred Stock. After taking into account 106,387 shares of Series A Preferred Stock converted into shares of common stock, there are issued and outstanding 319,160 shares of Series A Preferred Stock, par value $1.00 per share, which will be held in escrow through August 2000 and which are subject to return to the Company in accordance with the terms of the escrow agreement (see Note L).

NOTE I - PENSION PLAN

     PROFIT SHARING AND 401(K) PLAN

     Effective March 1, 1995, the Company merged, and amended and restated, its prior defined contribution profit sharing plan and its prior 401(k) plan into a revised plan to provide retirement income to substantially all employees. Matching contributions to the plan are discretionary and are determined annually by the Board of Directors. For the years ended February 28, 1995, February 29, 1996 and February 28, 1997, the Company contributed $172,000, $225,000 and $155,000, respectively.

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE J - INCOME TAXES

     The components of the provision for taxes on income are as follows:

                                               February 28,  February 29,      FEBRUARY 28,
                                                   1995         1996              1997
                                               -----------   -----------       -----------

       U. S. Federal
           Current tax provision                  $420,150      $558,118        $1,120,682
           Deferred tax (benefit) provision        (60,000)       15,500          (144,000)
                                                  --------      --------        ----------

                                                   360,150       573,618           976,682
                                                  --------      --------        ----------
       State
           Current tax provision                    78,662        90,334           185,895
           Deferred tax (benefit) provision         (9,500)        4,500           (20,000)
                                                  --------      --------        ----------

                                                    69,162        94,834           165,895
                                                  --------      --------        ----------

       Total income tax provision                 $429,312      $668,452        $1,142,577
                                                  ========      ========        ==========

     The provision for income taxes reflects the use of the liability method under SFAS No. 109.

     Cash paid for income taxes was $300,352, $897,364 and $998,644 in fiscal 1995, 1996 and 1997, respectively.

     The tax effects of temporary differences which gave rise to deferred tax assets and liabilities are as follows:

                                                 February 29,      FEBRUARY 28,
                                                     1996              1997

         Provision for doubtful accounts            $   20,745      $   22,716
         Accrued expenses                               10,456         206,240
         Fixed assets                                   61,654          23,385
         Inventory                                      (8,855)         (4,341)
         Net operating loss carryforward               137,000         137,000
                                                      --------        --------

                                                       221,000         385,000
         Valuation allowance                          (137,000)       (137,000)
                                                      --------        --------

         Net deferred tax asset                     $   84,000       $ 248,000
                                                     =========        ========

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE J (CONTINUED)

     On October 31, 1994, the Company acquired Marion Tool Company ("Marion") (see Note C). Marion has a $356,000 net operating loss carryforward that begins to expire in February 2006 and is subject to two limitations: first, IRC Section 382 limits the Company's utilization of its net operating losses to an annual amount; second, the separate return limitation year ("SRLY") limitation permits an offset to the current consolidated taxable income only to the extent of taxable income attributable to the member with the SRLY loss. Since the potential utilization of the net operating loss is uncertain, a valuation allowance has been established to reduce this deferred tax asset to zero.

     The Company's Federal tax returns have been examined by the Internal Revenue Service through February 28, 1991.

     The following is a reconciliation of the statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                                          YEAR ENDED
                                        --------------------------------------------------------------------------------
                                           FEBRUARY 28, 1995           FEBRUARY 29, 1996               FEBRUARY 28, 1997
                                        ---------------------       ---------------------          ---------------------
                                                       PERCENT                    PERCENT                        PERCENT
                                                         OF                         OF                             OF
                                         AMOUNT        INCOME        AMOUNT       INCOME          AMOUNT         INCOME
                                         ------        ------        ------       ------          ------         ------
        Provision for Federal
          income taxes at the
          statutory rate                $392,619       34.0%       $590,309       34.0%          $1,001,597        34.0%

        State and local income
          taxes, net of Federal
          income tax benefit              51,917        4.5          59,620         3.4             122,691         4.2
        Other                            (15,224)      (1.3)         18,523         1.1              18,289          .6
                                        --------      -----        --------       -----         -----------      ------

        Actual provision for
          income taxes                  $429,312       37.2%       $668,452        38.5%         $1,142,577        38.8%
                                        ========      =====        ========       =====         ===========      ======

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE K - SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

     1.   SIGNIFICANT CUSTOMER INFORMATION

         The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's customer base includes a high concentration of home center chains with two customers. One customer representing 46%, 51% and 50% and the other customer 9%, 10% and 11% of sales in fiscal 1995, 1996 and 1997, respectively. These same two customers represented 42%, 55% and 37% and 6%, 11% and 10% of accounts receivable at February 28, 1995, February 29, 1996 and, February 28, 1997, respectively. Although the Company is directly affected by the well-being of the home center industry, management does not believe significant credit risk exists at February 28, 1997.

     2.   SIGNIFICANT VENDOR INFORMATION

         The Company purchased 26%, 19% and 14% and 13%, 10% and 9% for the years ended February 28, 1995, February 29, 1996 and February 28, 1997, respectively, of total purchases through two vendors. The Company believes that alternative sources of supply are readily available and that the loss of any vendor would not materially affect the Company's operations.

NOTE L - SHAREHOLDERS' EQUITY - PREFERRED STOCK

     The Company is authorized to issue a maximum of 2,500,000 shares of $1 preferred stock.

     SERIES A

     500,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, shall be designated as Series A Preferred Stock. The holders of each share of Series A Preferred Stock shall be entitled to receive, before any dividends shall be declared or paid on or set aside for the Company's common stock, out of funds legally available for that purpose, cumulative dividends in cash at the rate of $.035 per share per annum for a period ending September 30, 2000, payable in semiannual installments, accruing from the date of issuance of the shares. Commencing October 1, 2000, the rate of dividends will equal the prime interest rate on the first day of the month in which the dividends are payable, less 1-1/4%. The Company may redeem any or all of the shares of Series A Preferred Stock

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE L (CONTINUED)

     outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition (see Note C). In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 28, 1997, there were 319,160 shares of Series A Preferred Stock issued and outstanding. The value of the preferred stock available for return to the Company under the escrow agreement was reduced by 106,387 (see Note H). There were $0, $13,653 and $12,103 dividends declared and paid during the fiscal years 1995, 1996 and 1997, respectively.

     SERIES B

     1,000,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, shall be designated as Series B Preferred Stock. The holder of each share of Series B Preferred Stock shall be entitled to receive, out of the surplus of the Company, a noncumulative dividend at the rate of $.05 per share per annum, payable annually before any dividend shall be set apart for or paid on the common shares for such years. The Series B Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series B Preferred Stock then outstanding at a price per share of $1.00. During fiscal 1994, 125,000 shares of Series B Preferred Stock were issued for $125,000 to three suppliers. In 1996, the Company bought back 65,000 shares at a price of $1.00 per share from one supplier. In fiscal 1997, the remaining preferred stock were converted to 1,765 shares of common stock. There were $6,250, $3,000 and $-0- of dividends declared and paid in fiscal years 1995, 1996 and 1997, respectively.

     SERIES C

     1,000,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, shall be designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared or paid on or set aside for the Company's common stock, out of funds legally available for that purpose, cumulative dividends at the

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE L (CONTINUED)

     rate of $.035 per share per annum, payable in annual installments, accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series C Preferred Stock then outstanding at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition (see Note C). No dividends were declared or due in fiscal year 1995 on these shares. In fiscal year 1996 and 1997, dividends of approximately $600 and $1,200, respectively, in aggregate at $.035 per share were in arrears. In fiscal year 1997, a dividend of approximately $600 was declared and paid.

     TREASURY STOCK

     Total common shares purchased in fiscal year 1996 and held in treasury were 15,152 shares for an aggregate cost of $57,900.

NOTE M - STOCK OPTION PLAN

     The Company has adopted a stock option plan (the "Plan") for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the Board of Directors. The aggregate number of shares which may be issued under the Plan shall not exceed 250,000 shares of common stock.

     Stock options are granted at prices not less than 85% of the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed five years.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for stock option awards in fiscal 1997 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the year ended February 28, 1997 would have been decreased by approximately $301,000 or $0.15 per share, respectively.

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE M (CONTINUED)

     During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement. The weighted average fair value at date of grant for options granted during 1997 was $1.94 per option. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997:

                                                            1997
                                                            ----

         Expected stock price volatility                    23.9%
         Expected lives of options

             Directors and officers                          3 years

             Employees                                       3 years
         Risk-free interest rate                             6.3%
         Expected dividend yield                             0%

     Information regarding these option plans for the year ended February 28, 1997 is as follows:

                                                                                Weighted
                                                                                 average
                                                                                exercise
                                                            Shares                price
                                                            ------                -----

          Options outstanding at beginning of year             -0-

          Exercised                                            -0-
          Granted                                             175,550              $7.38
          Cancelled or forfeited                                 (600)              7.23
                                                              -------

          Options outstanding at end of year                  174,950               7.38
                                                              =======

          Exercisable                                         174,950

                        Q.E.P. Co., Inc. and Subsidiaries

           February 28, 1995, February 29, 1996 and February 28, 1997

NOTE M (CONTINUED)

     The following table summarizes information about stock options outstanding as of February 28, 1997:

                                                            Weighted
                                                             average         Weighted                             Weighted
                                                            remaining         average                              average
              Range of                    Number           contractual       exercise           Number            exercise
          exercise prices               outstanding           life             price          exercisable           price
          ---------------               -----------        -----------       --------         -----------           -----

           7.23 - 8.625                   174,950            4.4                7.38           174,950               7.38


NOTE N - FUTURE EFFECTS OF RECENTLY ISSUED
                  ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.



                        Q.E.P. Co., Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         Column A                           Column B                  Column C                  Column D         Column E
         --------                           --------                  --------                  --------         --------

                                                                      Additions
                                                            ----------------------------
                                           Balance at       Charged to        Charged to                        Balance at
                                           beginning        costs and           other          Deductions           end
         Description                       of period        expenses          accounts            (a)           of period
         -----------                       ----------       ----------        ----------       ----------       ----------

Year ended February 28, 1995
   Deducted from asset accounts
     Allowance for doubtful accounts       $17,500        $  30,748                           $  3,448          $44,800


Year ended February 29, 1996
   Deducted from asset accounts
     Allowance for doubtful accounts        44,800          101,830                             92,130           54,500


Year ended February 28, 1997
   Deducted from asset accounts
     Allowance for doubtful accounts        54,500           58,755                             52,155           61,100


(a)  Accounts written off as uncollectible, net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------

3.1.2     Bylaws of the Company

10.1.1    Q.E.P. Co., Inc. Omnibus Stock Plan of 1996

10.2.6 Lease Agreement, dated September 17, 1996, by and among the Company and Lawrence Z. Crockett, as Trustee of the Lawrence Z. Crockett Trust dated March 31, 1994 and Marilyn M. Crockett, as Trustee of the Marilyn M. Crockett Trust dated March 31, 1994, including amendment thereto dated January 22, 1997

10.2.7    Industrial Lease, dated August 1, 1996, by and between
          JMB/Pennsylvania Associates - IV, L.P., and the Company

27        Financial Data Schedule