Form 10-Q
period 1997-05-31
QEP CO INC
filed 1997-07-11
CIK 1017815

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:               May 31, 1997
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 7, 1997: 2,654,894 shares of common stock, par value $.001 per share.


                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                           PAGE
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

         Consolidated Balance Sheets (Unaudited)
                  May 31, 1997 and February 28, 1997.......................................................................      3
         Consolidated Statements of Income (Unaudited)
                  For the Three Months Ended May 31, 1997 and 1996.........................................................      4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended May 31, 1997 and 1996.........................................................      5

      Notes to Consolidated Financial Statements...........................................................................      6

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.......................      7


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...........................................................................................      9

      Item 6 - Exhibits and Reports on Form 8-K............................................................................      9

      Signatures...........................................................................................................     10



                        Q.E.P. CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       MAY 31, 1997 AND FEBRUARY 28, 1997
                                   (UNAUDITED)

                                                                       MAY 31, 1997                       FEBRUARY 28, 1997
                                                                       ------------                       -----------------

                                     ASSETS

CURRENT ASSETS

      Cash and cash equivalents...................................       $  4,225,614                         $  4,901,131
      Accounts receivable, less allowance for
         doubtful accounts of $61,100 at
         May 31, 1997 and February 28, 1997.......................          5,341,741                            5,507,809
      Inventories.................................................          5,927,719                            4,696,400
      Other current assets........................................            758,701                              425,578
                                                                        -------------                         ------------

         Total current assets.....................................      $  16,253,775                           15,530,918
PROPERTY AND EQUIPMENT - net......................................            618,273                              415,064
DEFERRED INCOME TAXES.............................................            204,900                              248,000
OTHER ASSETS......................................................            286,325                              240,005
                                                                        -------------                        -------------
                                                                        $  17,363,273                        $  16,433,987
                                                                        =============                        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable and accrued liabilities....................     $    3,200,841                       $    2,792,049
      Other current liabilities...................................             26,662                               43,968
                                                                        -------------                         ------------
         Total current liabilities................................          3,227,503                            2,836,017
OTHER LIABILITIES.................................................            144,812                              144,893
COMMITMENTS.......................................................
STOCKHOLDERS' EQUITY:
      Preferred stock, 2,500,000 shares
         authorized, $1.00 par value; 336,660 shares
         issued and outstanding at May 31, and
         February 28, 1997,.......................................            336,660                              336,660
      Common stock, 10,000,000 shares
         authorized, $.001 par value;
         2,654,894 issued and outstanding at May 31,
         and February 28, 1997....................................              2,655                                2,655
      Additional paid-in capital..................................          8,446,719                            8,433,719
      Retained earnings...........................................          5,262,824                            4,737,943
      Cost of stock held in treasury..............................            (57,900)                             (57,900)
                                                                        -------------                         ------------
                                                                         $ 17,363,273                        $  16,433,987
                                                                        =============                        =============


        The accompanying notes are an integral part of these statements.



                        Q.E.P. CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED MAY 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                              ------------------------------------
                                                                   May 31,               May 31,
                                                                     1997                 1996
                                                                   -------               -------

Net Sales............................................          $  9,545,904           $  7,702,148
Cost of goods sold...................................             5,889,520              4,800,998
                                                               ------------           ------------
    Gross profit.....................................             3,656,384              2,901,150
Costs and expenses
    Shipping.........................................               740,254                565,242
    General and administrative.......................             1,031,143                767,318
    Selling and marketing............................             1,066,884                817,748
    Foreign exchange losses, net.....................                 2,763                    256
                                                               ------------           ------------
    Operating income.................................               815,340                750,586
Interest income (expense)............................                45,121                (43,925)
                                                               ------------           ------------
    Income before provision for income taxes.........               860,461                706,661

Provision for income taxes...........................               335,580                267,500
                                                               ------------           ------------

    NET INCOME.......................................              $524,881           $    439,161
                                                               ============           ============

Primary and fully diluted net income
    per common share.................................              $   0.20            $      0.29
                                                               ============           ============

Weighted average number of shares
    outstanding......................................              2,660,666             1,500,000
                                                               ============           ============

        The accompanying notes are an integral part of these statements.



                        Q.E.P. CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                             -----------------------------------
                                                                May 31,                May 31,
                                                                 1997                    1996
                                                             ------------            -----------

Cash flows from operating activities
    Net income.......................................        $    524,881            $    439,161
    Adjustments to reconcile net income to
      net cash provided by (used in) operating
      activities
      Depreciation and amortization..................              20,656                  29,831
      Amortization of fair market value in
         excess of cost of business acquired.........              (7,500)                 (7,500)
      Stock option compensation......................              13,000                     ---
      Deferred income taxes..........................              43,100                   3,000
      Accounts receivable............................             166,068                 519,675
      Inventories....................................          (1,231,319)               (232,179)
      Other current assets...........................            (333,123)                (69,012)
      Other assets...................................             (49,313)                  8,489
      Accounts payable and accrued liabilities.......             408,792                (121,101)
                                                             ------------            ------------
      Net cash provided by (used in)
         operating activities........................            (444,758)                570,364
                                                             ------------            ------------

Cash flows from investing activities
Capital expenditures.................................            (220,872)                 (1,042)
                                                             ------------            ------------
      Net cash used in investing activities..........            (220,872)                 (1,042)
                                                             ------------            ------------

Cash flow from financing activities
      Net payments under line of credit..............                 ---                (759,897)
      Net payments of debt...........................              (9,887)                (37,458)
      Cash overdraft.................................                 ---                 432,417
      Dividends......................................                 ---                  (7,448)
      Payment of deferred offering costs.............                 ---                 (60,000)
                                                             ------------            ------------
      Net cash used in financing activities..........              (9,887)               (432,386)
                                                             ------------            ------------

      NET INCREASE (DECREASE) IN CASH................            (675,517)                136,936
Cash and cash equivalents at beginning of period.....           4,901,131                 179,138
                                                             ------------            ------------
Cash and cash equivalents at end of period...........        $  4,225,614            $    316,074
                                                             ============            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest Paid..................................        $        ---            $     50,916
      Income taxes paid..............................        $    228,613            $     13,000

        The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1.  BASIS OF PRESENTATION.

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 1997, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended May 31, 1997 are not necessarily indicative of the results for the full fiscal year ending February 28, 1998.

         This report contains forward looking statements which involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward looking statements.

Note 2.  INVENTORIES.

         The major classes of inventories are as follows:

                                                                        MAY 31, 1997                    FEBRUARY 28, 1997
                                                                       -------------                    -----------------

Raw materials and work-in-process....................                  $     621,968                      $     580,767
Finished goods.......................................                      5,305,751                          4,115,633
                                                                       -------------                      -------------
                                                                       $   5,927,719                       $  4,696,400
                                                                       =============                      =============

Note 3.  NET INCOME PER COMMON SHARE.

         Primary and fully diluted net income per common share is computed using the weighted average number of common shares outstanding adjusted for the dilutive effects of common share equivalents, where applicable. The computation reduces the net income available per common share by the amount of preferred stock dividends.

Note 4.  FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

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

      This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the Company's dependence upon certain key personnel, its ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MAY 31, 1997 COMPARED TO THREE MONTHS ENDED MAY 31,
1996

         Net sales for the three months ended May 31, 1997 (the "fiscal 1998 period") were approximately $9,546,000, compared to $7,702,000 for the three months ended May 31, 1996 (the "fiscal 1997 period"), an increase of $1,844,000 or 23.9%. The increase is primarily the result of increased sales to home centers, specialty retailers and independent distributors, resulting from increased market penetration, new store openings by major home center chain customers and new product activity.

         Gross profit for the fiscal 1998 period was approximately $3,656,000, compared to $2,901,000 for the fiscal 1997 period, an increase of $755,000 or 26%. As a percentage of net sales, gross profit increased to 38.3% in the fiscal 1998 period from 37.7% in the fiscal 1997 period. The increase in gross profit margin was due primarily to a shift in product mix towards higher margin products.

         Shipping expenses for the fiscal 1998 period were approximately $740,000, compared to $565,000 for the fiscal 1997 period, an increase of $175,000 or 31%. As a percentage of net sales, these expenses increased to 7.8% in the fiscal 1998 period from 7.3% in the fiscal 1996 period. The increase in these expenses was primarily due to additional labor costs to handle increased volume and increased freight rates charged by common carriers.

         General and administrative expenses for the fiscal 1998 period were approximately $1,031,000, compared with $767,000 for the fiscal 1997 period, an increase of $264,000 or 34.4%. As a percentage of net sales, these expenses increased to 10.8% in the fiscal 1998 period from 10.0% in the fiscal 1997 period. The increase in expenses was primarily attributable to higher administrative costs associated with the Company's growth.

         Selling and marketing costs for the fiscal 1998 period were approximately $1,067,000, compared to $818,000 for the fiscal 1997 period, an increase of $249,000 or 30.4%. As a percentage of net sales, these expenses increased to 11.2% in the fiscal 1998 period from 10.6% in the fiscal 1997 period. The increase was primarily attributable to additional personnel, including the hiring of a Senior Vice President of Sales and Marketing, commissions and an increase in the Company's marketing programs.

         Interest income, net, for the fiscal 1998 period was approximately $45,000, compared to interest expense, net of $44,000 for the fiscal 1997 period. The improvement is primarily the result of retirement of bank debt and an increase in the Company's interest earning cash balances resulting from the proceeds of the Company's initial public offering in fiscal 1997.

         Provision for income taxes was approximately $336,000 in the fiscal 1998 period, compared to $268,000 in the fiscal 1997 period, an increase of $68,000 or 25.4%. The effective tax rate was approximately 39% in the fiscal 1998 period, compared to 37.9% in the fiscal 1997 period. The change in the effective tax rate reflects the tax based upon the most recent effective tax rates available.

         As a result of the above, net income for the fiscal 1998 period increased to $525,000 from $439,000 in the fiscal 1997 period, an increase of $86,000 or 19.6%. This represents a decrease in net income as a percentage of net sales to 5.5% in the fiscal 1998 period from 5.7% in the fiscal 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital as of May 31, 1997 increased from approximately $12,695,000 at February 28, 1997 to $13,026,000, an increase of $331,000, primarily as a result of the net income during the quarter. The Company invests cash in excess of anticipated current operational requirements in commercial paper with a maturity of 90 days or less and rated AA or higher. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

         Net cash used in operating activities during the three month period ended May 31, 1997 was $445,000 compared to net cash provided by operating activities of $570,000 for the comparable period in fiscal 1997. The change in the use of cash by operating activities was primarily due to an increase in inventory. Net cash used in investing activities was $221,000 compared to $1,000 for the comparable period in fiscal 1997, primarily due to the purchase of manufacturing equipment.

         Net cash used in financing activities was $10,000 compared to $432,000 in the comparable period in fiscal 1997 due to there being no borrowings or repayments under the line of credit during the fiscal 1998 period.

         The Company has a bank line of credit facility (the "Facility") which permits borrowings of up to $3,250,000 as revolving credit against a fixed percentage of eligible accounts receivable and inventory, as defined in the Facility. Interest is charged on the outstanding principal at LIBOR plus 175 basis points. The Company presently has no outstanding balance under the Facility. The Facility terminates June 30, 1998. The Company has received a proposal from a lender relating to a working capital line of credit facility of up to $10 million, based on specified percentages of eligible accounts receivable and inventory, and is currently in discussions with the lender concerning this proposal. There can be no assurance that the Company will enter into a definitive agreement with respect to this proposal.

         The Company believes its existing cash balances, internally generated funds from operations and its available bank line of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the growth in inventory and accounts receivable balances, and to finance anticipated capital expenditures for the foreseeable future.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  LIST OF EXHIBITS.

Exhibit
Number                              Description

    3.1           Certificate of Incorporation of the Company*

    3.2           By-Laws of the Company **

    4.1           Specimen Common Stock Certificate ***

    27            Financial Data Schedule (SEC use only)



    * Filed with the Company's Registration Statement on Form S-1 (Registration No. 333-7477), filed on July 2, 1996, and incorporated herein by reference.

    ** Filed with the Company's Annual Report on Form 10-K filed on May 28, 1997 and incorporated herein by reference.

    *** Filed with Amendment No. 2 to the Company's Registration Statement on
        Form S-1 (Registration No. 333-7477), filed on August 5, 1996, and incorporated herein by reference.

    (b)  REPORTS ON FORM 8-K.

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended May 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Q.E.P. CO., INC.

Dated: July 11, 1997                  By:   /S/LEWIS GOULD
                                            --------------
                                            Lewis Gould, President
                                            (Duly Authorized Officer)

Dated: July 11, 1997                  By:   /S/MARC P. APPLEBAUM
                                            --------------------
                                            Marc P. Applebaum
                                            (Chief Financial Officer; Treasurer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION                                  LOCATION
-------                 -----------                                  --------

    3.1        Certificate of Incorporation of the Company*

    3.2        By-Laws of the Company **

    4.1        Specimen Common Stock Certificate ***

    27         Financial Data Schedule (SEC use only)                   *1

--------------

    * Filed with the Company's Registration Statement on Form S-1 (Registration No. 333-7477), filed on July 2, 1996, and incorporated herein by reference.

    ** Filed with the Company's Annual Report on Form 10-K filed on May 28, 1997 and incorporated herein by reference.

    *** Filed with Amendment No. 2 to the Company's Registration Statement on
        Form S-1 (Registration No. 333-7477), filed on August 5, 1996, and incorporated herein by reference.

*1    Filed electronically pursuant to Item 401 of Regulation S-T.