Form 10-Q
period 1997-08-31
QEP CO INC
filed 1997-10-14
CIK 1017815

FORM 10-Q



                       Securities and Exchange Commission
                              Washington D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               August 31, 1997
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

                         Yes   [X]     No    [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 10, 1997: 2,654,894 shares of common stock, par value $.001 per share.



                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

        Consolidated Balance Sheets (Unaudited)
               August 31, 1997 and February 28, 1997.................................................    3
        Consolidated Statements of Income (Unaudited)
               For the Six and Three Months Ended August 31, 1997 and 1996...........................    4
        Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended August 31, 1997 and 1996.....................................    5

     Notes to Consolidated Financial Statements......................................................    6

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations..    7

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk.............................    9

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K.......................................................   10

     Signatures......................................................................................   11



PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                        Q.E.P. CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      AUGUST 31, 1997 AND FEBRUARY 28, 1997
                                   (UNAUDITED)


                                                        AUGUST 31, 1997       FEBRUARY 28, 1997
                                                        ---------------       -----------------
                                     ASSETS

CURRENT ASSETS

     Cash and cash equivalents...................       $    4,333,973          $    4,901,131
     Accounts receivable, less allowance for
        doubtful accounts of $61,100 at
        August 31, 1997 and February 28, 1997....            4,706,414               5,507,809
     Inventories.................................            6,267,784               4,696,400
     Other current assets........................              994,138                 425,578
                                                        --------------          --------------

        Total current assets.....................       $   16,302,309              15,530,918
PROPERTY AND EQUIPMENT - net.....................              638,942                 415,064
DEFERRED INCOME TAXES............................              204,900                 248,000
OTHER ASSETS.....................................              335,647                 240,005
                                                        --------------          --------------
                                                        $   17,481,798          $   16,433,987
                                                        ==============          ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities....       $    2,905,035          $    2,792,049
     Other current liabilities...................               17,330                  43,968
                                                        --------------          --------------
        Total current liabilities................            2,922,365               2,836,017
OTHER LIABILITIES................................              134,194                 144,893
COMMITMENTS......................................
STOCKHOLDERS' EQUITY:
     Preferred stock, 2,500,000 shares
        authorized, $1.00 par value; 336,660
        shares issued and outstanding at
        August 31, and February 28, 1997,........              336,660                 336,660
     Common stock, 10,000,000 shares
        authorized, $.001 par value;
        2,654,894 issued and outstanding at
        August 31, and February 28, 1997.........                2,655                   2,655
     Additional paid-in capital..................            8,485,519               8,433,719
     Retained earnings...........................            5,658,305               4,737,943
     Cost of stock held in treasury..............              (57,900)                (57,900)
                                                        --------------          --------------
                                                        $   17,481,798          $   16,433,987
                                                        ==============          ==============

        The accompanying notes are an integral part of these statements.



                        Q.E.P. CO., INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE SIX MONTHS AND THREE MONTHS ENDED AUGUST 31, 1997 AND 1996
                                   (UNAUDITED)


                                                    SIX MONTHS ENDED                THREE MONTHS ENDED
                                            -----------------------------    ------------------------------

                                                August 31,      August 31,     August 31,        August 31,
                                                   1997           1996           1997               1996
                                            -------------    ------------    ------------      ------------
Net Sales...................................$  17,388,257    $ 15,943,639    $  7,842,353      $  8,241,494
Cost of goods sold..........................   10,868,872      10,107,669       4,979,352         5,305,900
                                            -------------    ------------    ------------      ------------
   Gross profit.............................    6,519,385       5,835,970       2,863,001         2,935,594
Costs and expenses
   Shipping.................................    1,379,807       1,115,324         639,553           539,921
   General and administrative...............    1,859,890       1,602,186         828,747           845,841
   Selling and marketing....................    1,881,636       1,615,465         814,752           797,626
   Foreign exchange losses, net.............        4,442           2,222           1,679             2,222
                                            -------------    ------------    ------------      ------------
                                                5,125,775       4,335,197       2,284,731         2,185,610
                                            -------------    ------------    ------------      ------------
   Operating income.........................    1,393,610       1,500,773         578,270           749,984
Interest income (expense)...................      115,180         (77,508)         70,059           (33,636)
                                            -------------    ------------    ------------      ------------
   Income before provision for income taxes.    1,508,790       1,423,265         648,329           716,348
Provision for income taxes..................      588,428         539,200         252,848           271,700
                                            -------------    ------------    ------------      ------------
   NET INCOME...............................$     920,362    $    884,065    $    395,481      $    444,648
                                            =============    ============    ============      ============
Primary and fully diluted net income
   per common share.........................       $0.34            $0.58           $0.15             $0.30
                                            =============    ============    ============      ============
Weighted average number of shares
   outstanding..........................        2,664,567       1,500,000       2,670,510         1,500,000
                                            =============    ============    ============      ============


















        The accompanying notes are an integral part of these statements.



                       Q.E.P. C O., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                      --------------------------------------
                                                      AUGUST 31, 1997        AUGUST 31, 1996
                                                      ---------------        ---------------
Cash flows from operating activities
        Net income...............................       $   920,362            $   884,065
        Adjustments to reconcile net income to net cash
           provided by (used in) operating activities
           Depreciation and amortization.........            44,131                 59,718
           Amortization of fair market value in excess
             of cost of business acquired........           (15,000)               (15,000)
           Deferred income taxes.................            43,100                      0
           Stock option compensation:............            51,800                      0
           Accounts receivable...................           801,395               (268,918)
           Inventories...........................        (1,571,384)              (694,636)
           Other current assets..................          (568,560)               120,092
           Other assets..........................           (98,633)              (255,379)
           Accounts payable and accrued liabilities          90,649                166,657
                                                        -----------            -----------
           Net cash used in operating activities.          (302,140)                (3,401)
                                                        -----------            -----------

Cash flows from investing activities
Capital expenditures.............................          (265,018)               (22,109)
                                                        -----------            -----------
           Net cash used in investing activities.          (265,018)               (22,109)
                                                        -----------            -----------

Cash flows from financing activities
        Net borrowings under line of credit......                -0-                82,970
        Net borrowings of debt...................                -0-                18,457
        Cash overdraft...........................                -0-               219,050
        Dividends................................                -0-                (7,448)
        Payment of deferred offering costs.......                -0-              (270,317)
                                                        -----------            -----------
           Net cash provided by financing activities             -0-                42,712
                                                        -----------            -----------

           NET INCREASE (DECREASE) IN CASH.......       $  (567,158)           $    17,202
        Cash and cash equivalents at beginning of         4,901,131                179,138
          period                                        -----------            -----------
        Cash and cash equivalents at end of period      $ 4,333,973            $   196,340
                                                        ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION.:
        Interest paid............................       $       -0-            $    84,187
                                                        ===========            ===========
        Income taxes paid........................       $   638,500            $   315,096
                                                        ===========            ===========


         The accompanying notes are an integral part of these statements

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Note 1. BASIS OF PRESENTATION.

        The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 1997, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the six and three months ended August 31, 1997 are not necessarily indicative of the results for the full fiscal year ending February 28, 1998.

        This report contains forward looking statements which involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward looking statements.

Note 2. INVENTORIES.

        The major classes of inventories are as follows:

                                                 AUGUST 31, 1997     FEBRUARY 28, 1997
                                                 ---------------     -----------------

Raw materials and work-in-process...........      $     692,097        $     580,767
Finished goods..............................          5,575,687            4,115,633
                                                  -------------        -------------
                                                  $   6,267,784        $   4,696,400
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

Note 4. FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will implement SFAS 130 and SFAS 131 as required in fiscal 1999, which requires the Company to report and display certain information related to comprehensive income and operating segments, respectively. The effect of adopting SFAS 130 and SFAS 131 is not expected to be material to the Company's consolidated financial statements or notes to consolidated financial statements.

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

RESULTS OF OPERATIONS

               SIX MONTHS ENDED AUGUST 31, 1997 COMPARED TO SIX MONTHS ENDED AUGUST 31, 1996

        Net sales for the six months ended August 31, 1997 (the "fiscal 1998 period") were approximately $17,388,000, compared to approximately $15,944,000 for the six months ended August 31, 1996 (the "fiscal 1997 period"), an increase of $1,444,000 or 9.1%. The increase is primarily the result of increased sales to home centers, specialty retailers and independent distributors, resulting from increased market penetration, new store openings by major home center chain customers and sales of new products introduced since the end of the fiscal 1997 period.

         Gross profit for the fiscal 1998 period was approximately $6,519,000, compared to approximately $5,836,000 for the fiscal 1997 period, an increase of $683,000 or 11.7%. As a percentage of net sales, gross profit increased to 37.5% in the fiscal 1998 period from 36.6% in the fiscal 1997 period. The increase in gross profit margin was due primarily to a shift in product mix towards higher margin products.

         Shipping expenses for the fiscal 1998 period were approximately $1,380,000, compared to approximately $1,115,000 for the fiscal 1997 period, an increase of $265,000 or 23.8%. As a percentage of net sales, these expenses increased to 7.9% in the fiscal 1998 period from 7.0% in the fiscal 1997 period. The increase in these expenses was primarily due to additional labor costs to handle increased volume and increased freight rates charged by common carriers.

         General and administrative expenses for the fiscal 1998 period were approximately $1,860,000, compared with approximately $1,602,000 for the fiscal 1997 period, an increase of $258,000 or 16.1%. As a percentage of net sales, these expenses increased to 10.7% in the fiscal 1998 period from 10.0% in the fiscal 1997 period. The increase in expenses was primarily attributable to higher administrative costs associated with the Company's growth including additional personnel and expansion of the Company's corporate headquarters.

         Selling and marketing costs for the fiscal 1998 period were approximately $1,882,000, compared to approximately $1,615,000 for the fiscal 1997 period, an increase of $267,000 or 16.5%. As a percentage of net sales, these expenses increased to 10.8% in the fiscal 1998 period from 10.1% in the fiscal 1997 period. The increase was primarily attributable to the hiring of additional personnel, including a Senior Vice President of Sales and Marketing, commissions and an increase in the Company's marketing programs.

         Interest income, net, for the fiscal 1998 period was approximately $115,000, compared to interest expense, net, of approximately $78,000 for the fiscal 1997 period. The improvement is primarily the result of retirement of bank debt and an increase in the Company's interest earning cash balances resulting from the proceeds of the Company's initial public offering in fiscal 1997.

         Provision for income taxes was approximately $588,000 in the fiscal 1998 period, compared to approximately $539,000 in the fiscal 1997 period, an increase of $49,000 or 9.1%. This increase is attributable to the increase in the Company's effective tax rate from 37.9% in the fiscal 1997 period to 39% in the fiscal 1998 period. The change in the effective tax rate reflects the tax based upon the most recent effective tax rates available.

         As a result of the above, net income for the fiscal 1998 period increased to approximately $920,000 from approximately $884,000 in the fiscal 1997 period, an increase of $36,000 or 4.1%. This represents a decrease in net income as a percentage of net sales to 5.3% in the fiscal 1998 period from 5.5% in the fiscal 1997 period.

             THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1996.

         Net sales for the three months ended August 31, 1997 (the "fiscal 1998 period") were approximately $7,842,000, compared to approximately $8,241,000 for the three months ended August 31, 1996 (the "fiscal 1997 period"), a decrease of $399,000 or 4.8%. The decrease is primarily a result of a decrease in orders from two of the Company's home center customers who reduced their inventory levels and, as a result their orders, in anticipation of a merger of the two companies. In addition, during the fiscal 1998 period, one of the Company's customers ceased operations. This customer had accounted for approximately 4.9% of the Company's net sales during the fiscal 1997 period.

         Gross profit for the fiscal 1998 period was approximately $2,863,000, compared to approximately $2,936,000 in the fiscal 1997 period, a decrease of $73,000 or 2.5%. The decrease in gross profit was due to the decrease in sales although gross profit, as a percentage of sales, increased to 36.5% in the fiscal 1998 period from 35.6% in the fiscal 1997 period.

         Shipping expenses for the fiscal 1998 period were approximately $640,000, compared to approximately $540,000 for the fiscal 1997 period, an increase of $100,000 or 18.5%. As a percentage of net sales, these expenses increased to 8.2% in the fiscal 1998 period from 6.6% in the fiscal 1997 period. The increase was primarily due to additional labor costs and increased freight rates charged by common carriers.

         General and administrative expenses for the fiscal 1998 period were approximately $829,000, compared to approximately $846,000 for the fiscal 1997 period, a decrease of $17,000 or 2.0%. Although the dollar amount remained relatively constant, general and administrative expenses, as a percentage of net sales, increased to 10.6% in the fiscal 1998 period from 10.3% in the fiscal 1997 period, due to a decrease in net sales.

         Selling and marketing costs for the fiscal 1998 period were approximately $815,000, compared to approximately $798,000 for the fiscal 1997 period, an increase of $17,000 or 2.1%. As a percentage of net sales, these expenses increased to 10.4% in the fiscal 1998 period from 9.7% in the fiscal 1997 period. The increase was primarily attributable to additional personnel and an increase in Company's marketing programs.

         Interest income, net, for the fiscal 1998 period was approximately $70,000, compared to interest expense of approximately $34,000 for the fiscal 1997 period. The improvement is primarily the result of retirement of bank debt and an increase in the Company's interest earning cash balances resulting from proceeds of the Company's initial public offering in fiscal 1997.

         Provision for income taxes was approximately $253,000 in the fiscal 1998 period, compared to approximately $272,000 for the fiscal 1997 period, a decrease of $19,000 or 7%. This decrease is a result of a decrease in net income, partially offset by an increase in the Company's effective tax rate from 37.9% in the fiscal 1997 period to 39% in the fiscal 1998 period. The change in the effective tax rate reflects the tax based upon the most recent effective tax rates available.

         As a result of the above, net income for the fiscal 1998 period was approximately $396,000, compared to approximately $445,000 for the fiscal 1997 period, a decrease of $49,000 or 11%. This represents a decrease in net income as a percentage of net sales to 5.0% in the fiscal 1998 period from 5.4% in the fiscal 1997 period.

 LIQUIDITY AND CAPITAL RESOURCES

         Working capital as of August 31, 1997 increased from approximately $12,695,000 at February 28, 1997 to approximately $13,380,000, an increase of $685,000, primarily as a result of net income during the six months ended August 31, 1997. The Company invests cash in excess of anticipated current operational requirements in commercial paper with a maturity of 90 days or less and rated AA or higher. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

         Net cash used in operating activities during the six month period ended August 31, 1997 was approximately $302,000 compared to approximately $3,400 for the comparable period in fiscal 1997. The increase in cash used in operating activities was primarily due to an increase in inventory and other current assets offset by a decrease in receivables. Net cash used in investing activities was approximately $265,000 compared to approximately $22,000 for the comparable period in fiscal 1997, primarily due to the purchase of manufacturing equipment.

         Net cash provided by financing activities was $0 compared to approximately $43,000 in the comparable period in fiscal 1997 due to there being no borrowings or repayments under the line of credit during the fiscal 1998 period.

        During the second quarter, the Company amended its existing bank line of credit facility (the "Facility") which permits it to borrow up to $10,000,000 as revolving credit against a fixed percentage of eligible accounts receivable and inventory, as defined in the Facility. Interest is charged on the outstanding principal at LIBOR plus 125 basis points. The Company presently has no outstanding balance under the Facility. The Facility terminates July 25, 2000.

        The Company believes its existing cash balances, internally generated funds from operations and its available bank line of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the growth in inventory and accounts receivable balances, and to finance anticipated capital expenditures for the foreseeable future.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  LIST OF EXHIBITS.

EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------

3.1                   Certificate of Incorporation of the Company*

3.2                   By-Laws of the Company **

4.1                   Specimen Common Stock Certificate ***

10.3.2 First Amendatory Agreement to Revolving Loan and Security Agreement, dated as of July 25, 1997, by and among Q.E.P. Co., Inc. and its subsidiaries and Fleet National Bank (f/k/a Shawmut Bank Connecticut, N.A.), including Amended and Restated Revolving Promissory Note dated July 25, 1997 and Release of Limited Guaranty of Lewis Gould, dated
                      July 25, 1997.

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

-----------

   (b)  REPORTS ON FORM 8-K.

        There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended August 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Q.E.P. CO., INC.



Dated:    October 14, 1997          By:    /S/ LEWIS GOULD
                                           ---------------
                                           Lewis Gould, President
                                           (Duly Authorized Officer)




Dated:    October 14, 1997          By:    /S/ MARC P. APPLEBAUM
                                           ---------------------
                                           Marc P. Applebaum
                                           (Chief Financial Officer; Treasurer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                DESCRIPTION                                LOCATION
-------               -----------                                --------

10.3.2 First Amendatory Agreement to Revolving Loan and Security Agreement, dated as of July 25, 1997, by and among Q.E.P. Co., Inc. and its subsidiaries and Fleet National Bank (f/k/a Shawmut Bank Connecticut, N.A.), including Amended and Restated Revolving Promissory Note dated July 25, 1997 and Release of Limited Guaranty of Lewis Gould, dated July 25, 1997.


27       Financial Data Schedule                                     *1




-------------

*1   Filed electronically pursuant to Item 401 of Regulation S-T.