Form 10-Q
period 1997-11-30
QEP CO INC
filed 1998-01-14
CIK 1017815

FORM 10-Q

                       Securities and Exchange Commission
                             Washington D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:               November 30, 1997
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

                           Yes   [X]                No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 12, 1998: 2,654,894 shares of common stock, par value $.001 per share.


                       Q.E.P. CO., INC. AND SUBSIDIARIES

                                     INDEX

                                                                                    PAGE
                                                                                    ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

              Consolidated Balance Sheets (Unaudited)
                  November 30, 1997 and February 28, 1997                             3
              Consolidated Statements of Income (Unaudited)
                  For the Nine and Three Months Ended November 30, 1997 and 1996      4
              Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended November 30, 1997 and 1996                5

         Notes to Consolidated Financial Statements                                   6

         Item 2 - Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                              8

         Item 3 - Qualitative and Quantitative Disclosures about Market Risk         10

PART II - OTHER INFORMATION

         Item 2 - Changes in Securities and Use of Proceeds                          11

         Item 6 - Exhibits and Reports on Form 8-K                                   11

         Signatures                                                                  12


PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    NOVEMBER 30, 1997 AND FEBRUARY 28, 1997
                                  (UNAUDITED)

                                                                        NOVEMBER 30, 1997         FEBRUARY 28, 1997
                                                                        -----------------         -----------------
                                     ASSETS
CURRENT ASSETS

         Cash and cash equivalents                                         $    468,862           $    4,901,131
         Accounts receivable, less allowance for doubtful accounts
           of $ 526,000 and $61,100 at November 30, 1997 and
           and February 28, 1997, respectively                                9,589,928                5,507,809
         Notes receivable                                                       688,272                   34,506
         Inventories                                                         11,236,939                4,696,400
         Prepaid expenses                                                       669,179                  391,072
                                                                         --------------           --------------
         Total current assets                                                22,653,180               15,530,918

PROPERTY AND EQUIPMENT - net                                                  2,173,797                  415,064
DEFERRED INCOME TAXES                                                         1,120,369                  248,000
INTANGIBLE ASSETS, NET                                                        7,545,170                   78,866
NOTES RECEIVABLE                                                              2,647,075                   80,842
OTHER ASSETS                                                                    945,745                   80,297
                                                                         --------------           --------------
TOTAL ASSETS                                                              $  37,085,336            $  16,433,987
                                                                         ==============           ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Notes payable                                                    $     500,000            $        ----
         Current maturities of long term debt                                 1,185,588                   43,968
         Accounts payable                                                     4,258,493                1,153,983
         Accrued liabilities                                                  2,512,206                1,638,066
                                                                         --------------           --------------
                  Total current liabilities                                   8,456,287                2,836,017
LONG TERM DEBT                                                               13,433,240                   77,393
OTHER LIABILITIES                                                               116,621                   67,500
COMMITMENTS
STOCKHOLDERS' EQUITY:
         Preferred stock, 2,500,000 shares
                  authorized, $1.00 par value; 336,660
                  shares issued and outstanding at November 30, 1997
                  and February 28, 1997                                         336,660                  336,660
         Common stock, 10,000,000 shares
                  authorized, $.001 par value; 2,654,894
                  issued and outstanding at November 30, 1997
                  and February 28, 1997                                           2,655                    2,655
         Warrants                                                               206,000                      ---
         Additional paid-in capital                                           8,485,519                8,433,719
         Retained earnings                                                    6,189,254                4,737,943
         Cost of stock held in treasury                                         (57,900)                 (57,900)
         Cumulative translation adjustment                                      (83,000)                     ---
                                                                         --------------           --------------
         TOTAL LIABILITIES AND EQUITY                                     $  37,085,336            $  16,433,987
                                                                         ==============           ==============

        The accompanying notes are an integral part of these statements.

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
     FOR THE NINE MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                           ----------------------------------       ----------------------------
                                                             NOVEMBER 30,         NOVEMBER 30,      NOVEMBER 30,    NOVEMBER 30,
                                                                1997                 1996              1997            1996
                                                                ----                 ----              ----            ----

Net Sales                                                   $  31,441,836       $ 24,562,804      $ 14,053,579    $ 8,619,166
Cost of goods sold                                             20,514,673         15,583,232         9,645,801      5,475,564
                                                            -------------       ------------      ------------    -----------
         Gross profit                                          10,927,163          8,979,572         4,407,778      3,143,602
Costs and expenses
         Shipping                                               2,445,795          1,714,685         1,065,988        599,362
         General and administrative                             3,002,002          2,594,772         1,142,112        992,585
         Selling and marketing                                  3,094,879          2,454,307         1,213,243        838,842
         Foreign exchange losses, net                               4,442             11,620                --          9,398
                                                            -------------       ------------      ------------    -----------
         Operating income                                       2,380,045          2,204,188           986,435        703,415
Interest expense (income)                                          (4,153)            61,723           111,027        (15,785)
                                                            -------------       ------------      ------------    -----------
         Income before provision for income taxes               2,384,198          2,142,465           875,408        719,200
Provision for income taxes                                        932,887            824,800           344,459        285,600
                                                            -------------       ------------      ------------    -----------
         NET INCOME                                         $   1,451,311       $  1,317,665      $    530,949    $   433,600
                                                            =============       ============      ============    ===========
Primary and fully diluted net income
         per common share                                           $0.54              $0.70             $0.20          $0.18
                                                            -------------       ------------      ------------    -----------
Weighted average number of shares outstanding                   2,676,000          1,871,000         2,702,000      2,390,000
                                                            =============       ============      ============    ===========


        The accompanying notes are an integral part of these statements.


                        Q.E.P. CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                          -----------------
                                                                              NOVEMBER 30, 1997          NOVEMBER 30, 1996
                                                                              -----------------          -----------------
Cash flows from operating activities
         Net income                                                              $  1,451,311             $  1,317,665
         Adjustments to reconcile net income to net cash
                  provided by (used in) operating activities
                  Depreciation and amortization                                       209,712                   91,432
                  Amortization of fair market value in excess
                    of cost of business acquired                                       (6,552)                 (22,500)
                  Amortization of discount on long term debt                           24,024                     ----
                  Deferred income taxes                                               127,631                   (4,500)
                  Stock option compensation                                            51,800                     ----
                  Accounts receivable                                                (113,921)              (1,264,477)
                  Inventories                                                        (830,006)             (1,116,892)
                  Notes receivable                                                     30,000                     ----
                  Prepaid and other current assets                                   (145,681)                (485,475)
                  Other assets                                                         (1,430)                  51,869
                  Accounts payable and accrued liabilities                           (395,323)                 460,909
                                                                                -------------              -----------
                  Net cash provided by (used in) operating activities                 401,565                 (971,969)

Cash flows from investing activities
         Capital expenditures                                                        (439,236)                (130,797)
         Acquisition, net of cash acquired                                        (19,297,853)                    ----
                                                                                -------------              -----------
                  Net cash (used in) investing activities                         (19,737,089)                (130,797)

Cash flows from financing activities
         Redemption of preferred stock                                                   ----                 (166,387)
         Borrowings under line of credit                                            2,000,000                     ----
         Repayments under line of credit                                           (1,500,000)              (2,438,440)
         Borrowings of long term debt                                              14,515,000                     ----
         Repayments under capital leases                                              (28,745)                  (7,173)
         Cash overdraft                                                                  ----                  684,151
         Issuance of Common Stock                                                        ----                8,459,818
         Dividends                                                                       ----                  (12,102)
                                                                                -------------              -----------
                  Net cash provided by financing activities                        14,986,255                6,519,867

Translation adjustment                                                                (83,000)                    ----
                  NET (DECREASE) INCREASE IN CASH                               $  (4,432,269)             $ 5,417,101
         Cash and cash equivalents at beginning of period                           4,901,131                  179,138
                                                                                -------------              -----------
         Cash and cash equivalents at end of period                             $     468,862              $ 5,596,239
                                                                                -------------              -----------

Supplemental Disclosure of Cash Flow Information:
         Interest paid                                                          $      24,024              $    84,235
                                                                                -------------              -----------
         Income taxes paid                                                      $   1,062,113              $   681,026
                                                                                -------------              -----------


On October 21, 1997, the Company purchased Roberts Consolidated Industries, Inc. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                                                    $ 23,984,683
Cash paid                                                                          19,503,853
                                                                                 ------------
Liabilities assumed                                                              $  4,480,830
                                                                                 ------------
Issuance of warrants to purchase common stock                                    $    206,000
                                                                                 ============


        The accompanying notes are an integral part of these statements

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 1997, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the nine and three months ended November 30, 1997 are not necessarily indicative of the results for the full fiscal year ending February 28, 1998.

         This report contains forward looking statements which involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward looking statements.

Note 2.  ACQUISITION

         On October 21, 1997, pursuant to a Stock Purchase Agreement dated as of the same date between the Registrant and RCI Holdings, Inc., a Delaware corporation (the "Seller"), the Registrant purchased (the "Roberts
Acquisition") all of the issued and outstanding stock of Roberts Consolidated Industries Inc. ("Roberts"), a Delaware corporation and wholly owned subsidiary of the Seller. Roberts is engaged in the manufacture and sale of carpet installation products, including carpet adhesives and installation tools. Roberts operates three leased manufacturing facilities: one in City of Industry, California; one in Mexico, Missouri; and one in Bramalea, Ontario, Canada.

         The purchase price for the Roberts Acquisition was $12,350,000 in cash, the issuance to the Seller and its designees of 8% Subordinated Debentures due 2001 in an aggregate amount of $7,500,000 and the issuance to the Seller and its designees of warrants to purchase 200,000 shares of common stock of the Registrant at a purchase price of $10 per share. The purchase price was determined through negotiations between the Registrant and the Seller. The cash portion of the purchase price was funded in part through a new term loan and the Company's existing revolving credit facilities with Fleet National Bank (See
Note 4).

         The following unaudited pro forma consolidated results of operations of the Company assume the acquisition had occurred March 1, 1996.

                                          NINE MONTHS ENDED
                                 -----------------------------------
                                 NOVEMBER 30,            NOVEMBER 30,
                                    1997                    1996
                                 -----------             -----------
Sales                             $57,239,665             $55,932,717
Net income                        $ 1,357,806             $ 1,902,178
Net income per common share       $      0.51             $      0.70

         The unaudited pro forma results have been prepared for comparative purposes only and include adjustments to show interest expense relating to new debt and other general and administrative charges expected to occur as a result of the acquisition and to eliminate intercompany transactions. They are not considered to be indicative of anticipated results of operations for periods subsequent to the transaction. Nor are they considered necessarily to be indicative of the results of operations for the periods specified had the transaction actually been completed at the beginning of each period. The pro forma adjustments do not differ materially from those disclosed in the Company's 8-K/A filed with the Securities and Exchange Commission on December 31, 1997.

Note 3.  INVENTORIES

         The major classes of inventories are as follows:

                                           NOVEMBER 30, 1997   FEBRUARY 28, 1997
                                           -----------------   -----------------

Raw materials and work-in-process           $   3,723,404         $     580,767
Finished goods                                  7,513,535             4,115,633
                                            -------------         -------------
                                            $  11,236,939         $   4,696,400
                                            =============         =============
Note 4.  LONG TERM DEBT

         In connection with the Roberts acquisition, the Company obtained an $8,000,000 term loan from Fleet National Bank. This facility is payable in equal quarterly installments over a seven year period. The loan is collateralized by substantially all of the assets of the Company. The interest rate varies based on various conditions as defined in the loan agreement. As of November 30, 1997, the interest rate was approximately 7.0%. The acquisition was also financed by the issuance of $7,500,000 in subordinated notes. These notes which mature on April 1, 2001, bear interest at 8%. These notes have been recorded at their fair value at the date of issuance in the amount of $6,515,000. In addition, the Company utilized $2,000,000 of its revolving credit facility toward the acquisition. As of November 30, 1997, $500,000 remained outstanding under the line of credit.

Note 5.  NET INCOME PER COMMON SHARE

         Primary and fully diluted net income per common share is computed using the weighted average number of common shares outstanding adjusted for the dilutive effects of common share equivalents, where applicable. The computation reduces the net income available per common share by the amount of preferred stock dividends.

Note 6.  FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Note 7.  RECLASSIFICATIONS

         Certain amounts in the 1997 presentation have been reclassified to conform to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market, including both the do-it-yourself and professional trades. Under brand names Q.E.P., Roberts, O'Tool, Marion Tool and Andrews Tools, Q.E.P. markets approximately 3,500 specialty tools and related products used primarily for the preparation and installation of ceramic tile, carpet, marble, masonry, drywall and paint. The Company sells its products to large home improvement retail centers, as well as traditional distribution outlets in 50 states and more than 30 countries worldwide.

         This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the Company's ability to effectively integrate and manage the operations of Roberts, the Company's dependence upon certain key personnel, its ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers.

RESULTS OF OPERATIONS

         NINE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1996

         Net sales for the nine months ended November 30, 1997 (the "fiscal 1998 period") were approximately $31,442,000, compared to approximately $24,563,000 for the nine months ended November 30, 1996 (the "fiscal 1997 period"), an increase of $6,879,000 or 28.0%. Of this increase, approximately $4,400,000 represents sales from the Company's newly acquired subsidiary Roberts. The remainder of the increase is primarily the result of increased sales to home centers, specialty retailers and independent distributors, resulting from increased market penetration and new store openings by major home center chain customers.

         Gross profit for the fiscal 1998 period was approximately $10,927,000, compared to approximately $8,980,000 for the fiscal 1997 period, an increase of $1,947,000 or 21.7%. Of the increase in gross profit, approximately $1,000,000 related to Roberts. The remainder was due to the increase in sales. As a percentage of net sales, gross profit decreased to 34.8% in the fiscal 1998 period from 36.6% in the fiscal 1997 period. The decrease in gross profit margin as a percent of sales was due primarily to lower gross profits associated with sales of Roberts' products.

         Shipping expenses for the fiscal 1998 period were approximately $2,446,000, compared to approximately $1,715,000 for the fiscal 1997 period, an increase of $731,000 or 42.6%. As a percentage of net sales, these expenses increased to 7.8% in the fiscal 1998 period from 7.0% in the fiscal 1997 period. The increase in these expenses was primarily due to additional labor costs associated with increased sales volume and an increase in the freight rates charged by common carriers.

         General and administrative expenses for the fiscal 1998 period were approximately $3,002,000, compared with approximately $2,595,000 for the fiscal 1997 period, an increase of $407,000 or 15.7%. As a percentage of net sales, these expenses decreased to 9.5% in the fiscal 1998 period from 10.6% in the fiscal 1997 period. The increase in expenses was primarily attributable to higher administrative costs associated with the Company's growth and the acquisition of Roberts, including the cost of additional personnel and expansion of the Company's corporate headquarters.

         Selling and marketing costs for the fiscal 1998 period were approximately $3,095,000, compared to approximately $2,454,000 for the fiscal 1997 period, an increase of $641,000 or 26.1%. The increase was primarily attributable to the hiring of additional sales personnel, an expansion of the Company's marketing programs, and the addition of the Roberts' sales force. As a percentage of net sales, these expenses decreased to 9.8% in the fiscal 1998 period from 10.0% in the fiscal 1997 period.

         Interest income, net, for the fiscal 1998 period was approximately $4,000, compared to interest expense, net, of approximately $62,000 for the fiscal 1997 period. The improvement is primarily the result of the Company having no borrowings until the third quarter of the fiscal 1998 period and interest earned on proceeds from the Company's initial public offering in fiscal 1997, offset by the interest expense associated with the borrowings in connection with the Roberts acquisition.

         Provision for income taxes was approximately $933,000 in the fiscal 1998 period, compared to approximately $825,000 in the fiscal 1997 period, an increase of $108,000 or 13.1%. This increase is attributable to the increase in the Company's effective tax rate from 38.5% in the fiscal 1997 period to 39.1% in the fiscal 1998 period. The change in the effective tax rate reflects the tax based upon the most recent effective tax rates available.

         As a result of the above, net income for the fiscal 1998 period increased to approximately $1,451,000 from approximately $1,318,000 in the fiscal 1997 period, an increase of $133,000 or 10.1%. This represents a decrease in net income as a percentage of net sales to 4.6% in the fiscal 1998 period from 5.4% in the fiscal 1997 period.

         THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996.

         Net sales for the three months ended November 30, 1997 (the "fiscal 1998 period") were approximately $14,054,000, compared to approximately $8,619,000 for the three months ended November 30, 1996 (the "fiscal 1997 period"), an increase of $5,435,000 or 63.1%. Of the increase $4,400,000 represents sales of the Company's newly acquired subsidiary Roberts. The remainder of the increase is due to new store openings by major home center chain customers.

         Gross profit for the fiscal 1998 period was approximately $4,408,000, compared to approximately $3,144,000 in the fiscal 1997 period, an increase of $1,264,000 or 40.2%. Gross profit, as a percentage of sales, decreased to 31.4% in the fiscal 1998 period from 36.5% in the fiscal 1997 period due to lower gross profits associated with sales of Roberts' products.

         Shipping expenses for the fiscal 1998 period were approximately $1,066,000, compared to approximately $599,000 for the fiscal 1997 period, an increase of $467,000 or 78%. As a percentage of net sales, these expenses increased to 7.6% in the fiscal 1998 period from 6.9% in the fiscal 1997 period. The increase was primarily due to additional labor costs associated with increased sales volume following the Roberts acquisition and an increase in the freight rates charged by common carriers.

         General and administrative expenses for the fiscal 1998 period were approximately $1,142,000, compared to approximately $993,000 for the fiscal 1997 period, an increase of $149,000 or 15.0%. The increase in these expenses was due to higher administrative costs associated with the Company's growth and the acquisition of Roberts. General and administrative expenses, as a percentage of net sales, decreased to 8.1% in the fiscal 1998 period from 11.5% in the fiscal 1997 period.

         Selling and marketing costs for the fiscal 1998 period were approximately $1,213,000, compared to approximately $839,000 for the fiscal 1997 period, an increase of $374,000 or 44.6%. The increase in marketing expenses was due to sales growth and an expansion of the Company's marketing programs to include the Roberts' products. As a percentage of net sales, these expenses decreased to 8.6% in the fiscal 1998 period from 9.7% in the fiscal 1997 period.

         Interest expense for the fiscal 1998 period was approximately $111,000, compared to interest income of approximately $16,000 for the fiscal 1997 period. The increase is primarily the result of borrowings incurred under the Company's bank and credit facilities and the issuance of subordinated debt, used to finance the purchase of Roberts.

         Provision for income taxes was approximately $344,000 in the fiscal 1998 period, compared to approximately $286,000 for the fiscal 1997 period, an increase of $58,000 or 20.3%. This increase is a result of an increase in net income. The Company's effective tax rate was 39.7% in the fiscal 1997 period and is 39.3% in the fiscal 1998 period. The change in the effective tax rate reflects the tax based upon the most recent effective tax rates available.

         As a result of the above, net income for the fiscal 1998 period was approximately $531,000, compared to approximately $434,000 for the fiscal 1997 period, an increase of $97,000 or 22.4%. This represents a decrease in net income as a percentage of net sales to 3.8% in the fiscal 1998 period from 5.0% in the fiscal 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital as of November 30, 1997 increased from approximately $12,695,000 at February 28, 1997 to approximately $14,197,000, an increase of $1,502,000 primarily as a result of net income for the nine months ended November 30, 1997. The Company invests cash in excess of anticipated current operational requirements in commercial paper with a maturity of 90 days or less and rated AA or higher. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

         Net cash provided by operating activities during the nine month period ended November 30, 1997 was approximately $402,000 compared to net cash used of approximately $972,000 for the comparable period in fiscal 1997. The increase in cash provided by operating activities was primarily due to a decrease in the amount of cash used to finance accounts receivable and inventory offset by the increase in cash used to reduce accounts payable. Net cash used in investing activities was approximately $19,737,000 compared to approximately $131,000 for the comparable period in fiscal 1997, primarily due to the purchase of Roberts Consolidated Industries.

         Net cash provided by financing activities was $14,986,000 compared to approximately $6,520,000 in the comparable period in fiscal 1997 due to the increase in borrowings used to finance the Roberts acquisition as compared to the net proceeds from the sale of Common Stock.

         In connection with the Roberts acquisition, the Company obtained an $8,000,000 term loan from Fleet National Bank. This facility is payable in equal quarterly installments over a seven year period. The loan is collateralized by substantially all of the assets of the Company. The interest rate varies based on various conditions as defined in the loan agreement. The Company has an existing bank line of credit facility (the "Facility") which permits it to borrow up to $10,000,000 as revolving credit against a fixed percentage of eligible accounts receivable and inventory, as defined in the Facility. Interest on both notes is charged on the outstanding principal based on various conditions as defined in the agreement. On November 30, 1997, the rate is LIBOR plus 125 basis points. The Company presently has $500,000 of borrowings under the Facility. The revolving credit Facility terminates July 25, 2000.

         The Company's cash and cash equivalents balance decreased from $4,901,131 at February 28, 1997 to $468,862 at November 30, 1997, primarily as a result of the payment in cash of a portion of the purchase price for Roberts. The consummation of the Roberts acquisition resulted in other material changes in the Company's financial condition from February 28, 1997 to November 30, 1997, including increases in the Company's accounts receivable, notes receivable, inventories, property and equipment, intangible assets, notes payable, accounts payable, and long term debt. The balances in each of these categories as of February 28, 1997 and November 30, 1997 are set forth in the Company's Consolidated Balance Sheets as of February 28, 1997 and November 30, 1997, which are included in this report.

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

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) In connection with the acquisition of Roberts Consolidated Industries, Inc. on October 21, 1997, the Company issued warrants to purchase 100,000 shares of its Common Stock to each of RCI Holdings, Inc. and Marlborough Capital Fund, LTD (the "Warrants"). The Warrants are exercisable for a five year period commencing as of October 21, 1997, at an exercise price of $10.00 per share. The Company issued the Warrants in reliance on the exemption provided in
Section 4(2) of the Securities Act of 1933 (the "Act"). The Company obtained representations that each of persons to whom the Warrants were issued were Accredited Investors (as that term is defined in Rule 501, promulgated under the Act), that they understood that the Warrants and the underlying Common Stock had not been registered under the Act, and that the Warrants were not being acquired with a view towards distribution.

         (d) The Company filed a Registration Statement on Form S-1 (No. 333-07477) (the "Registration Statement"), declared effective by the Securities and Exchnage Commission on September 17, 1996, to effect an initial public offering of shares of its Common Stock, par value $.001. The managing underwriter of the offering was Cruttenden Roth Incorporated. An aggregate of 1,150,000 shares of Common Stock were registered and sold for the account of the Company and an aggregate of 200,000 shares of Common Stock were registered and sold for the account of certain selling shareholders, and the aggregate offering price for such shares was $9,775,000 and $1,700,000, respectively. The offering commenced on September 17, 1996 and terminated upon the sale of all of the foregoing shares. The estimated amount of total expenses incurred for the Company's account in connection with the offering were $1,315,182 (of which $708,400 were for underwriting discounts and commissions, $212,500 were for expenses of the underwriter and the balance were for other offering expenses), resulting in net offering proceeds to the Company of approximately $8,459,818. None of the foregoing amounts were paid, directly or indirectly, to directors or officers of the Company or their associates, or to shareholders or affiliates of the Company. From the effective date of the Registration Statement through November 30, 1997, the Company had used approximately $5,000,000 of the net offering proceeds for the acquisition of other businesses, approximately $2,450,000 for the repayment of indebtedness, approximately $400,000 for the purchase and installation of machinery and equipment, and approximately $609,818 for working capital (each of these numbers are reasonable estimates and not actual amounts). None of the foregoing amounts were paid, directly or indirectly, to directors or officers of the Company or their associates, or to shareholders or affiliates of the Company. The Company has used all of the proceeds of its initial public offering.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      LIST OF EXHIBITS.

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

  3.1     Certificate of Incorporation of the Company*

  3.2     By-Laws of the Company **

  4.1     Specimen Common Stock Certificate ***

 10.3.3 Amended and Restated Loan Agreement by and among Q.E.P. Co.,. Inc., Q.E.P.-O'Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997.

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

-----------

  (b)     Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the fiscal quarter ended November 30, 1997:

         1. Form 8-K filed November 3, 1997 to report (under Item 2 of Form 8-K) the Company's acquisition of Roberts Consolidated Industries, Inc.

         2. Form 8-K/A filed December 31, 1997 including (under Item 7 of
            Form 8-K) the following financial statements required in connection with the Company's acquisition of Roberts Consolidated
            Industries, Inc.:


(a) FINANCIAL STATEMENTS OF BUSINESS ACQUIRED. (RCI HOLDINGS INC.) Report of Independent Auditors
    Consolidated Balance Sheets as of March 31, 1997 and 1996 Consolidated Statements of Operations for the Years Ended
        March 31, 1997 and 1996
    Consolidated Statements of Net Capital Deficiency for the
        Years Ended March 31, 1997 and 1996
    Consolidated Statements of Cash Flows for the Years Ended
        March 31, 1997 and 1996
    Notes to Consolidated Financial Statements

    Report of Independent Auditors
    Consolidated Balance Sheets as of March 31, 1996 and 1995 Consolidated Statements of Operations for the Year Ended
        March 31, 1996, the Three Months Ended March 31, 1995, and the Nine Months Ended December 31, 1994
    Consolidated Statements of Net Capital Deficiency for the
        Year Ended March 31, 1996, the Three Months Ended March 31, 1995 and the Nine Months ended December 31, 1994
    Consolidated Statements of Cash Flows for the Year Ended March
        31, 1996, the Three Months Ended March 31, 1995 and the Nine Months Ended December 31, 1994
    Notes to Consolidated Financial Statements

    Interim Balance Sheet as of September 30, 1997 (Unaudited)
        and March 31, 1997
    Interim Statements of Income and Retained Earnings for the
        Six Months Ended September 30, 1997 and 1996 (Unaudited) Interim Statements of Cash Flows for the Six Months Ended
        September 30, 1997 and 1996 (Unaudited)
    Notes to Unaudited Interim Financial Statements

(b) PRO FORMA CONSOLIDATED FINANCIAL INFORMATION OF QEP CO. INC. AND RCI HOLDINGS, INC.

    Introduction to Unaudited Pro forma Consolidated Financial
        Information
    Pro Forma Consolidated Balance Sheets as of August 31, 1997
        (Unaudited)
    Notes to Pro Forma Consolidated Balance Sheets as of
        August 31, 1997 (Unaudited)
    Pro Forma Consolidated Statements of Operations for the
        Year ended February 28, 1997 (Unaudited)
    Notes to Pro Forma Consolidated Statements of Operations
        (Unaudited)
    Pro Forma Consolidated Statements of Operations for the
        six months ended August 31, 1997 (Unaudited)
    Notes to Pro Forma Consolidated Statements of Operations
        (Unaudited)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Q.E.P. CO., INC.



Dated:     January 14, 1998            By: /s/ Lewis Gould
                                          --------------------------------
                                          Lewis Gould, President
                                          (Duly Authorized Officer)

Dated:     January 14, 1998           By: /s/ Marc P. Applebaum
                                          ---------------------------------
                                          Marc P. Applebaum
                                          (Chief Financial Officer; Treasurer)


                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION                                          LOCATION
-------                    -----------

10.3.3            Amended and Restated Loan Agreement by and among Q.E.P. Co.,.
                  Inc., Q.E.P.-O'Tool, Inc., Marion Tool Corporation, Westpoint
                  Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts
                  Holding International, Inc., and Roberts Company Canada
                  Limited and Fleet National Bank dated as of October 21, 1997.

27                Financial Data Schedule                                          *1


-----------
*1                Filed electronically pursuant to Item 401 of Regulation S-T.
