Form 10-K
period 1998-02-28
QEP CO INC
filed 1998-05-28
CIK 1017815

10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended February 28, 1998

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                transition period from _____________ to _____________

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

Title of each class                                           Name of exchange
       NONE                                                  on which registered
                                                                     NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common stock held by nonaffiliates as of May 4, 1998 is $12,044,037, computed by reference to the closing price for such shares on the NASDAQ National Market System as of such date. The registrant does not have any authorized or issued non-voting common equity securities.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 4, 1998 is: 2,654,894 shares of Common Stock, par value $0.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange commission in connection with the Registrant's Annual Meeting of Stockholders to be held on July 17, 1998, are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Founded in 1979, Q.E.P. Co., Inc. (the "Company" or "QEP") manufactures, markets and distributes a broad line of specialty tools and related products for the home improvement market. Under brand names including QEP(TM), O'TOOL(TM), ROBERTS(TM) and ANDREWS TOOLS(TM), the Company markets over 4,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, marble, masonry, drywall and paint. QEP's products include trowels, floats, tile cutters, wet saws, spacers, nippers, pliers, carpet trimmers and cutters, carpet adhesives, seaming tape, tack strip, knives and abrasives. These products are sold to home improvement retailers, including national and regional chains such as Home Depot, Lowe's and Hechinger/Home Quarters/Builders Square; specialty distributors to the hardware, construction, flooring and home improvement trades; and chain or independent hardware, tile, carpet and painting retailers. In addition, the Company sells to original equipment manufacturers ("OEMs") such as Stanley Tools and Red Devil.

The Company has experienced significant growth in net sales since fiscal 1994, which management attributes to (i) strategic acquisitions, (ii) growth experienced by the Company's customers within the home improvement market, particularly among national and regional home center retailers such as Home Depot and Lowe's, (iii) the introduction of new products and the Company's success in cross-marketing its products among its channels of distribution, (iv) the Company's expansion of its customer base and market share through sales to additional home improvement retailers, distributors and OEMs, and (v) growth of the home improvement market as a whole.

In October 1997, the Company acquired Roberts Consolidated Industries, Inc. ("Roberts Consolidated") a company engaged in the manufacture and sale of carpet installation products, including carpet adhesives and installation tools. As a result of the acquisition of Roberts Consolidated, the Company expanded its product lines, increased its distribution channels and broadened its customer base. Roberts Consolidated sells its products primarily to flooring distributors throughout the world. Roberts Consolidated operates three leased manufacturing facilities: one in City of Industry, California; one in Mexico, Missouri; and one in Bramalea, Ontario, Canada.

In January 1998, the Company acquired Roberts Holland BV ("Roberts Holland"), a company headquartered in Rotterdam, Holland with subsidiaries in Germany, France and the United Kingdom. Roberts Holland produces and markets flooring installation tools and related products. This acquisition expanded the Company's manufacturing capabilities by providing a manufacturing base in Europe. Prior to being acquired by the Company, Roberts Consolidated and Roberts Holland were unrelated entities.

MARKET OVERVIEW

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to industry information published by the National Home Center News ("NHCN"), the United States home improvement market generated retail sales of over $142 billion in 1996 (the most recent year for which data is available to the Company). NHCN projects that these sales will reach approximately $190 billion by the year 2000. While this data reflects the broad trend in the home improvement market in general, the Company believes that the trends within the specialty flooring segment are similar.

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

Within the home improvement market, distribution channels have continued to consolidate as a result of the success of the warehouse home center format used by large home improvement retailers such as Home Depot and Lowe's. The increasing dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions and large-format stores. Estimates published by the NHCN indicate that the 10 largest retailers accounted for approximately 46.1% of all home improvement sales in 1996. Based on data available to the Company, the primary beneficiaries of this consolidation among home improvement retailers have been the top two or three companies (ranked by annual sales volume). Thus, while the home improvement market's retail sales have expanded, the market is being increasingly dominated by the largest retailers.

The Company's two largest customers, Home Depot and Lowe's, experienced compound annual sales growth rates of 27.6% and 21%, respectively, from 1992 to 1997, and have announced plans to continue increasing the number of stores each operates. As consolidation continues among home improvement retailers, the Company expects that sales of the largest national and regional home improvement retailers will continue to increase at greater rates than the rate of sales growth in the overall market. The Company expects that the growth trends in the specialty flooring segment of the home improvement market and among its customer base will directly affect the Company's ability to generate growth in its sales and net income, its expansion strategy and the nature of its sales and marketing initiatives.

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

PURSUE ADDITIONAL STRATEGIC ACQUISITIONS. During fiscal 1998, the Company completed the acquisition of Roberts Consolidated and Roberts Holland. Through its acquisitions, the Company has broadened its product line, increased its customer base and increased its manufacturing and marketing capabilities. The Company intends to seek and evaluate acquisitions of both domestic and worldwide specialty tool and adhesive manufacturers, distributors and other companies whose products, distribution channels and brand names are complimentary to those of the Company and which will offer further opportunities for product cross selling, expansion of manufacturing and marketing operations and the addition of new customers. In order to focus on its core business, the Company also sold certain assets of its subsidiary, Marion Tool Company, which was engaged in the manufacturing of striking tools such as hammers. The Company also sold the right to do business under the Marion name.

INCREASE SALES BY EXPANDING PRODUCT LINES AND ADDING NEW CUSTOMERS. The Company seeks to expand its product lines by introducing new products which can be marketed to the Company's existing customer base. Through the acquisition of Roberts Consolidated and Roberts Holland the Company expanded its line of flooring installation products, thereby increasing the number of products available to be offered to existing customers. In addition to expanding product offerings through acquisitions the Company intends to internally develop and offer new products in response to customer demands. The Company believes that broadening its product lines will make the Company a more attractive supplier to the major home improvement retailers and specialty distributors, and thereby increase the Company's sales and market penetration.

CAPITALIZE ON CROSS-SELLING OPPORTUNITIES. Primarily as a result of recent strategic acquisitions, the Company believes that there are significant opportunities for "cross selling" its products among its existing markets and channels of distribution. As part of its acquisition strategy, the Company seeks to identify acquisition candidates with product lines complementary to those of the Company and to "cross sell" acquired product lines to its existing customer base and its existing product lines to the customers of the acquired business.

EXPAND FOREIGN MARKET PRESENCE. The Company believes that the international markets provide a significant opportunity to increase sales of its products. Through the acquisition of Roberts Holland, the Company acquired manufacturing and warehousing facilities in Europe. In addition, the Company has implemented foreign sales and marketing programs designed to increase the Company's presence in South America and the Pacific Rim. The Company intends to pursue international sales opportunities through marketing initiatives and joint ventures.

ENHANCE MANUFACTURING CAPABILITIES. The Company currently has over 500,000 square feet of manufacturing capability located throughout the United States, in Canada and Holland. The Company manufactures approximately 60% of its products. During fiscal 1998, the Company increased its manufacturing capacity for certain plastic extruded products formerly purchased by the Company from outside suppliers.

PRODUCTS

The Company manufactures and distributes a broad line of over 4,000 specialty tools and related products. The Company's products are offered under brand names including QEP(TM), O'TOOL(TM), ANDREWS TOOLS(TM), and ROBERTS(TM) and are used primarily for surface preparation and installation of ceramic tile, carpet, marble, masonry, drywall and paint. The following table sets forth certain information concerning the Company's principal product groups and their markets, distribution channels and price positioning.

                                               TOOL OR RELATED PRODUCT GROUP
                                               -----------------------------

                                                TILE                             CARPET
                                                ----                             ------
         MARKETS

              Primary                       Do-it-yourself                      Professional
              Secondary                     Professional                        Do-it-yourself

         DISTRIBUTION CHANNELS

              Primary                       Home improvement retailers          Distributors
              Secondary                     Tile retailers and distributors     Home improvement retailers

         PRODUCT OFFERINGS                  Full line                           Full line

As a result of the acquisition of Roberts Consolidated and Roberts Holland, the Company began manufacturing and distributing adhesives, carpet seaming tape, tack strip and an expanded assortment of carpet installation tools. A significant amount of these products are sold to distributors for end-use primarily by installation and construction professionals. Prior to these acquisitions, while a portion of Q.E.P.'s products which included floats, tile cutters, electric saws, nippers and sanders were sold to professionals, the Company's products were predominantly sold to home improvement retailers for use by the "do-it-yourself" customer. Although the Company manufacturers and distributes over 4,000 products, a majority of the Company's sales are to customers who purchase between 20 and 150 individual stock-keeping units. As the Company seeks to broaden its product lines, the competition for limited shelf space available at home improvement retailers for specialty tools and related products may limit sales of existing or newly introduced products.

The Company maintains a limited research and development program through which it seeks to identify new product opportunities within its primary markets. Methods by which the Company seeks to identify product opportunities include soliciting product feedback from customers through its outside sales force and manufacturers' representatives, review of product brochures and catalogs issued by foreign and domestic manufacturers of specialty tools, review of product concepts with buyers employed by its customers, and attendance at industry trade shows and conventions at which new product concepts are introduced and discussed. The Company also considers participation in joint ventures and evaluation of product samples to be an important part of its effort to identify new product opportunities. The Company also maintains a product quality control program, primarily to verify the quality of its products and to develop additional adhesive products.

RELATIONSHIP WITH MAJOR CUSTOMERS

In 1983, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the world based on annual sales volume. In 1993, the Company added Lowe's as a customer, and Lowe's is now the second largest home improvement retailer in the world. Home Depot and Lowe's are the Company's two largest customers, accounting for 37% and 6% of the Company's fiscal 1998 net sales, respectively.

Because of the importance of home improvement retailers (including Home Depot and Lowe's) to the Company, the Company has, in consultation with its major customers, developed customer service programs to ensure that the specific needs of these customers are given a high priority with direct attention from senior officers of the Company. Features of the Company's customer service programs for its major customers include providing a range of in-store services, including assistance with inventory, maintenance of product displays and introduction of new products; maintaining inventories of tools and related products in multiple locations to permit rapid shipping; delivering orders promptly; holding education classes for retail store personnel; packaging with multilingual labels; prepaying delivery for product shipments with minimum purchase; participating in cooperative promotions and special sales events; providing product research for buyers; operating a customer service hotline; providing parts and repair service; extension of advertising allowances; accepting orders electronically and billing through electronic data interchange; bar coding for each individual stock keeping unit; and incorporating anti-theft tags in packaging. The Company believes that its major customers place considerable value on service and promotional support and frequently evaluates its service and promotional activities in an effort to serve its customers more effectively.

The Company believes that the consolidation among home improvement retailers will continue and that the national and large regional home improvement retailers, especially Home Depot and Lowe's, will continue to increase their market share in the near future. While each of Home Depot and Lowe's has announced plans to increase significantly the number of stores each operates over the next several years, as a result of the expansion of the Company's distribution channels through the acquisition of Roberts Consolidated and Roberts Holland, the effect of this expansion on the Company will not be as significant as in the past.

MANUFACTURING AND SUPPLIERS

The Company estimates that in fiscal 1998 products it manufactured accounted for approximately 40.7% of net sales. The Company manufactures adhesives, carpet seaming tape, and carpet installation tools at its main manufacturing facilities in Mexico, Missouri; City of Industry, California; and Rotterdam, Holland. The Company also produces carpet adhesives at its facilities in City of Industry, California and Toronto, Canada. Each of these manufacturing facilities were added as a result of recent acquisitions. The Company's ceramic tile tools continue to be manufactured at its facility in Boca Raton, Florida, as well as in its newly acquired Mexico, Missouri facility. In an effort to further expand its manufactured products, the Company recently began manufacturing plastic tile spacers and trim at its Florida facility.

The Company purchased finished products and components from approximately 240 different suppliers in fiscal 1998. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers, and although the Company generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company's operations.

DISTRIBUTION, SALES AND MARKETING

The Company's specialty tools and related products are currently sold through four distinct distribution channels: (i) the Company's in-house sales staff;
(ii) independent manufacturing representatives; (iii) an in-house telemarketing sales force; and (iv) outside salaried and commissioned sales representatives. Management estimates that sales through its primary distribution channels in fiscal 1998 were as follows: 51.1% to national and regional home improvement retailers; 38.7% to specialty distributors; and 10.2% to OEMs, export and other specialty retailers.

The Company maintains an in-house creative art department through which it produces and develops color product catalogs, signage, point of purchase materials and distinctive packaging to reinforce the Company's brand images. During 1998, the Company produced the first new catalog of ROBERTS(TM) products in five years. During fiscal 1999, the Company intends to produce and develop new Q.E.P.(TM) and O'Tool(TM) product catalogs. The Company has developed a direct mail marketing program under which approximately 2,500 brochures are mailed to customers, usually on a monthly basis.

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

COMPETITION

The Company believes that competition in the home improvement product market is based primarily on product quality, delivery capabilities, brand name recognition, and availability of retail shelf space. The Company believes that its competitive strengths are the quality of its products, its wide range of products, its delivery capabilities, and the brand recognition. The Company faces competition largely on a product-by-product basis from numerous manufacturing and distribution companies. The Company believes that the diversity of its product portfolio, will allow it to compete effectively with its competitors, although some of such competitors may sell larger quantities of a particular product than the Company.

The home improvement industry include a number of large, well-capitalized home improvement product manufacturers that could, should they so choose, market products in direct competition with the Company. Should these companies determine to enter additional market segments in which the Company currently operates, the competitive pressures experienced by the Company could be increased. The Company is aware of a number of foreign competitors, many of which may have greater financial, marketing and other resources than the Company. While foreign sales constituted less than 6.6% of the Company's total sales during fiscal 1998, as the Company seeks to penetrate more foreign markets, the Company may experience competition from such companies, which could adversely affect the Company's gross margins on its foreign sales.

Certain of the Company's larger customers have in the past contacted one or more of the Company's foreign suppliers to discuss purchasing home improvement products directly from these suppliers. Although the Company believes that its diversified product line, brand recognition and customer service will continue to offer benefits not otherwise available to the Company's customers from foreign manufacturers, the Company could experience competition from one or more foreign manufacturers which now serve as suppliers to the Company. If one or more of the Company's larger customers were to begin purchasing products previously supplied by the Company directly from foreign manufacturers, the Company's business would be adversely affected. Increased competition from these manufacturers or others could result in lower sales, price reductions and loss of market share, each of which would have an adverse effect on the Company's results of operations.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid, special and hazardous wastes, and imposing liability for the cost of cleaning up, and certain damages resulting from, sites of past spills, disposal or other releases of hazardous substances (together, "Environmental Laws"). Sanctions which may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and clean up costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. The Company's manufacturing facilities are subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. The activities of the Company, including its manufacturing operations, at its owned and leased facilities are subject to the requirements of Environmental Laws. The Company believes that the cost of compliance with Environmental Laws to date has not been material to the Company. Except as described below, the Company is not currently aware of any situations requiring remedial or other action which would involve a material expense to the Company, or expose the Company to material liability under Environmental Laws. As the operations of the Company involve the storage, handling, discharge and disposal of substances which are subject to regulation under Environmental Laws, there can be no assurance that the Company will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

ROBERTS CONSOLIDATED. The Company is aware of three situations, each relating to Roberts Consolidated, which could potentially result in the Company incurring liability under Environmental Laws. In March, 1998, Roberts Consolidated received notification that it had been identified as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and related state laws for the clean up of contamination resulting from past disposal of hazardous waste at a site to which Roberts Consolidated, among others, sent waste in the past. The Company has been named a defendant in a lawsuit filed with respect to this matter. Based on information currently available, the Company does not believe that its liability for this matter will be material to the Company. However, because this matter is at a preliminary stage, it is impossible for the Company to predict with certainty the extent of liability that it could incur. CERCLA requires PRPs to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard.

In May, 1998, the Company received notice from the U.S. Environmental Protection Agency (the "EPA") stating that Roberts Consolidated had been designated a "de minimis" waste generator to a site located in Montery Park, California. According to the notice, "de minimis" waste generators are parties whose contribution of hazardous waste to the site is small compared to the amount of waste contributed by the approximately 300 major waste generators. The notice further provided that the EPA intends to make an offer of settlement to Roberts Consolidated in this matter. As of the date of this report, the offer of settlement has not yet been received by Company. At this time it is not possible for the Company to predict the extent of liability, if any, it could incur in this matter.

Prior to the acquisition of Roberts Consolidated, the Company conducted preliminary environmental testing of the Roberts Consolidated Canada facility which revealed the existence of possible environmental contamination. After the acquisition, the Company retained an environmental consulting firm to conduct further testing. The results of this testing indicate that both soil and ground water contamination exist on this site and that contamination has spread to neighboring properties. Pursuant to the terms of an escrow agreement entered into between the Company and the sellers of Roberts Consolidated, a portion of the Company's 8% Subordinated Debentures issued as consideration to the sellers of Roberts Consolidated was placed in escrow to satisfy any claims for indemnification made by the Company against the sellers pursuant to the terms of the acquisition agreement. Pursuant to the acquisition agreement, the Company is entitled to indemnification for any losses incurred by the Company as a result of any misrepresentation or any breach of warranty or agreement made by the sellers under the acquisition agreement. In April 1998, the Company notified the escrow agent that it was entitled to indemnification under the acquisition agreement and asserted a claim for the entire balance of the 8% Subordinated Debentures remaining in escrow to offset future expenditures in connection with required environmental clean up at the Canada facility. The sellers are challenging the Company's claim for indemnification. The balance of the 8% Subordinated Debentures that remained in escrow at the time the Company asserted its claim for indemnification was $250,000. There can be no assurance that the costs incurred by the Company in connection with environmental clean up of the Canada facility will not exceed $250,000 or that the sellers will not be successful in their challenge of the Company's claim against the 8% Subordinated Debentures. At the date of acquisition, the Company recorded a reserve for potential environmental liabilities associated with the Roberts Companies. The Company will continue to assess its liability and begin the clean up process during fiscal 1999. Because this matter is still at a preliminary stage, the Company cannot predict with certainty the extent of liability, if any, that it could incur.

MARION TOOL COMPANY. In October 1994, the Company acquired all of the outstanding common stock of Marion Tool Company. At the same time, the Company acquired certain real property used for manufacturing, warehouse and foundry operations of Marion Tool Company in Marion, Indiana. Based upon the results of a series of environmental reports obtained by the Company prior to completing the acquisition, above ground storage tanks from which some petroleum contamination was evident were removed at the time of the acquisition and the Company caused contaminated soil to be removed in accordance with applicable Environmental Laws. Because of the proximity of soil contamination to several structures and improvements at the site and the risk that removal could undermine the structures, not all contaminated soil was removed. A report of the excavation results was submitted to the Indiana Department of Environmental Management and, based upon its discussions with such department, the Company believes that no further action will be required concerning the remaining contamination. There can be no assurance, however, that further action with respect to the remaining contamination will not be required.

Marion Tool Company was also identified as a PRP pursuant to CERCLA for the cleanup of contamination resulting from past disposal of hazardous wastes at a certain site to which Marion Tool Company, among others, sent wastes in the past. Based upon, among other things, a review of the data available to the Company regarding the site at which Marion Tool Company is alleged to have deposited a portion of the waste located thereon, and a comparison of the potential liability at this site to settlements reached by other parties in similar cases, the Company believes that Marion Tool Company's liability for this matter will not be material to the Company. While the Company is not aware of any facts which would give rise to any other potential off-site liability on the part of Marion Tool Company, if other disposal sites where Marion Tool Company sent waste were determined to require cleanup under CERCLA or other similar laws, Marion Tool Company could face similar claims in the future. The Company has not received notice of any claims relating to disposal of waste by Marion Tool Company at any other sites.

Pursuant to the terms of the acquisition agreement entered into between the Company and the sellers of Marion Tool, the Company received joint and several indemnification from the sellers for breaches of representations and warranties in the acquisition agreement. In addition, the Company and the sellers of Marion Tool entered into an escrow agreement pursuant to which the sellers deposited the shares of the Company's Series A Preferred Stock issued to them in connection with the acquisition into an escrow account for payment of indemnification claims. An aggregate of 319,160 shares of Series A Preferred Stock remain in the escrow account. The escrow agreement expires in August 2000 at which time all shares remaining therein will be released to the sellers. To date, the Company has not notified the escrow agent of a violation of any environmental laws or regulations, or any situation requiring remedial action by the Company, or any other violation of a representation or warranty, pursuant to which the Company claims the right to the return of any of the Series A Preferred Stock.

Although the Company believes that any environmental liabilities incurred as a result of the previous activities of Marion Tool Company will be materially less than the liquidation preference of the shares of Series A Preferred Stock that are held in escrow, there can be no assurance that the value of the shares held in escrow will be sufficient to address all environmental liabilities incurred as a result of the prior activities of Marion Tool Company.

INTELLECTUAL PROPERTY

The Company markets its specialty tools and related products under various trademarks owned by the Company or its subsidiaries, including QEP(R), O'TOOL(TM), ROBERTS(TM) and ANDREWS TOOLS(TM). The Company also owns MARION TOOL(TM), the rights of which it has transferred to an unrelated third party under the terms of an asset sale agreement. The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill for products sold under its trademarks, and has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. Roberts Consolidated has secured domestic and foreign patents relating to certain of its carpet steaming products. Although these patents are important to the operations of Roberts Consolidated, the Company does not believe that the loss of any one or more of these patents would have material adverse effect on the Company. These patents are scheduled to expire in the years 2008 and 2013. Roberts Consolidated also licenses its name to various foreign distributors.

EMPLOYEES

As of May 1, 1998, the Company had 362 employees, including 84 administrative employees, 47 sales and marketing employees, 145 manufacturing employees and 86 employees engaged in packaging and shipping. Eight of these employees work part time. The Company has not experienced any work stoppages. Other than a small group of employees at the California location, none of the Company's other employees are represented by a union. The Company considers its relations with the employees to be good.


ITEM 2.  PROPERTIES

The Company currently leases facilities located in the United States, Canada and Europe which consist of an aggregate of approximately 539,000 square feet. In addition, the Company owns a 40,000 square foot manufacturing facility in Marion, Indiana, which was purchased at the time of the acquisition of Marion Tool Company. The following table sets forth certain information concerning facilities leased and owned by the Company.

                                                    SQUARE         ANNUALIZED             LEASE            RENEWAL
    LOCATION                  USE                    FEET              COST             EXPIRATION         OPTION
    --------                  ---                    ----              ----             ----------         ------

Boca Raton, FL          Executive offices;
                        warehouse                     77,000          $342,027           01/31/04             --

Marion, IN              Manufacturing; warehouse;
                        assembly                      40,000               N/A                N/A             --

Carson, CA              Administrative; sales;
                        marketing; warehouse          29,200           100,850           08/14/99             --

Sliedrecht, Holland     Administrative; sales;
                        manufacturing                 13,500           107,500           11/01/02             --

Sliedrecht, Holland     Warehouse                      7,500            83,333           01/01/02             --

Morfelden, Germany      Administrative;
                        warehouse                     13,300            94,219           04/01/00             --

Morfelden, Germany      Administrative; sales            300             8,478           10/01/00             --

Plaisir, France         Administrative; warehouse      1,700            27,100             Yearly             --

City of Industry,       Administrative; warehouse;
  California            manufacturing                150,820           607,353           03/31/01              Y

Mexico, Missouri        Administrative; warehouse;
                        manufacturing                155,000           305,957           03/31/03              Y

Bramalea, Ontario       Administrative; warehouse;
                        manufacturing                 51,000           129,346           05/31/03             --

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

Roberts Consolidated has been named as a defendant in CARGILL, INC. ET AL. V. ABCO CONSTRUCTION ET AL., a lawsuit filed in the United States District Court for the Southern District of Ohio Western Division on January 29, 1998. The lawsuit, brought under CERCLA and related state environmental laws, alleges that Roberts Consolidated and the other defendants disposed of hazardous substances at a site located in Dayton, Ohio. The plaintiffs are seeking monetary damages against the defendants, primarily in an amount equal to their respective equitable share of the cost of the environmental clean up of the site. Based on preliminary investigations, the Company believes that the entity identified as Roberts Consolidated, named a defendant in this lawsuit, is neither the same entity nor a predecessor to the entity acquired by the Company. At this time, the Company is continuing to review the facts underlying this lawsuit in order to conclusively determine if the Roberts Consolidated subsidiary of the Company is a proper party thereto.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE AND DIVIDEND INFORMATION

The Company's Common Stock is traded on the Nasdaq National Market System tier of the Nasdaq Stock Market. The following table sets forth the high and low sales price per share for the Common Stock for each quarter during fiscal year 1998, as reported on the Nasdaq National Market System.

FISCAL YEAR ENDED FEBRUARY 28, 1998                             HIGH       LOW
-----------------------------------                             ----       ---
First Quarter                                                   9         6 1/4
Second Quarter                                                  9 1/2     7 1/4
Third Quarter                                                   10 5/8    8 1/4
Fourth Quarter                                                  9         7 1/4

On May 4, 1998, the closing price of the Common Stock on the Nasdaq National Market System was $9.125 per share. As of that date, there were 33 holders of record of the Common Stock and approximately 810 beneficial owners of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal 1998, the Company issued options to acquire an aggregate of 112,200 shares of its Common Stock. Options issued to employees of the Company were both incentive stock options and non-qualified options, while options issued to directors of the Company were non-qualified options. An aggregate of 73,000 options were issued to the officers and directors, while the remaining 39,200 options were issued to 26 employees of the Company. The exercise prices for such options are between $6.375 and $8.00. At February 28, 1998, 45,300 of the stock options issued during 1998 were exercisable while the balance will become exercisable during fiscal 1999. No consideration was received by the Company in connection with the issuance of such options. The Company relied on section 4(2) of the Securities Act of 1933 with respect to the issuance of options to all such persons.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for each of the years in the five year period ended February 28, 1998. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report.

                                                                            FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                                ---------------------------------------------------------
                                                                1994         1995         1996          1997         1998
                                                                -------      -------      -------       ------       ----

OPERATING DATA:                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net Sales............................................         $  13,407    $  19,247    $  25,272    $  33,140    $  53,691

Cost of goods sold...................................             8,416       12,105       15,977       20,119       35,954
                                                                -------      -------      -------       ------       ------

Gross profit.........................................             4,991        7,142        9,295       13,021       17,737

Shipping.............................................             1,113        1,488        1,746        2,440        4,020

General and administrative...........................             1,492        2,436        3,106        4,048        5,207

Selling and marketing................................             1,218        1,800        2,512        3,569        4,843

Foreign exchange losses..............................               153          115          ---           11            2
                                                                -------      -------      -------       ------       ------

         Total expenses..............................             3,976        5,839        7,364       10,068       14,072
                                                                -------      -------      -------       ------       ------

Operating income.....................................             1,015        1,303        1,931        2,953        3,665

Interest expense, net................................               135          149          195            7          373
                                                                -------      -------      -------       ------       ------

Income before provision for income taxes and cumulative
         effect of change in accounting principle....               880        1,154        1,736        2,946        3,292

Provision for income taxes...........................               341          429          668        1,143        1,282
                                                                -------      -------      -------       ------       ------

Net income...........................................          $    539     $    725     $  1,068     $  1,803     $  2,010
                                                               ========     ========     ========     ========     ========

Basic and diluted earnings per share.................          $    .36     $    .47     $    .70     $    .89     $    .75
                                                               ========     ========     ========     =========    ========

Weighted average number of shares of common
         stock outstanding...........................             1,515        1,515        1,506        2,012        2,677
                                                                  =====        =====        =====        =====        =====

                                                                            FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                                   ------------------------------------------------------
                                                                   1994         1995         1996         1997       1998
                                                                   ----         ----         ----         ----       ----

BALANCE SHEET DATA:                                                                 (IN THOUSANDS)

Working capital......................................          $  1,019     $  1,948     $  2,931     $ 12,695     $ 14,212

Total assets.........................................             4,133        6,000        7,971       16,434       43,026

Total liabilities....................................             2,798        3,502        4,545        2,981       27,393

Shareholders' equity.................................             1,335        2,498        3,425       13,453       15,633

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

RESULTS OF OPERATIONS

FISCAL 1998 AS COMPARED TO FISCAL 1997

Net sales for the 12 months ended February 28, 1998 ("fiscal 1998", or the "fiscal 1998 period") were $53,691,000 compared to $33,140,000 for 12 months ended February 28, 1997 ("fiscal 1997", or the "fiscal 1997 period"), an increase of $20,551,000 or 62%.

This increase was primarily the result of sales from the Company's newly acquired subsidiaries, Roberts Consolidated and Roberts Holland. Although selling prices remained relatively stable, there was an increase in volume of sales to home center retailers and independent distributors. This was due to an increase in market penetration by these customers and new store openings by major home center chain customers.

Gross profit for fiscal 1998 was $17,737,000 compared to $13,021,000 for fiscal 1997, an increase of $4,716,000 or 36.2%. As a percentage of net sales, gross profit decreased to 33% in fiscal 1998 from 39.3% in fiscal 1997. This decrease was a result of the acquisition of Roberts Consolidated which has historically had lower gross profit margins than the Company.

Shipping expenses for the fiscal 1998 period were $4,020,000 compared to $2,441,000 for the fiscal 1997 period, an increase of $1,579,000 or 64.7%. As a percentage of net sales, these expenses increased to 7.5% in the fiscal 1998 period from 7.4% in the fiscal 1997 period. Approximately 74% of this increase was a result of the Roberts Consolidated acquisition, and the balance was attributable to increased sales volume and an increase in freight rates charged by common carriers.

General and administrative expenses for the fiscal 1998 period were $5,206,000 compared to $4,048,000 for the fiscal 1997 period, an increase of $1,158,000 or 28.6%. As a percentage of net sales, these expenses decreased to 9.7% from 12.2% in the fiscal 1997 period reflecting the leveraging of these costs over greater sales. The actual increase in these expenses was primarily the result of increased costs associated with the addition of the personnel from Roberts Consolidated.

Selling and marketing costs for the fiscal 1998 period increased to $4,843,000 from $3,569,000 in the fiscal 1997 period, an increase of $1,274,000 or 35.7%. As a percentage of net sales, these expenses decreased to 9% in the fiscal 1998 period from 10.8% in the fiscal 1997 period. The percentage decrease was a result of lower selling and marketing costs as a percentage of sales at Roberts Consolidated. This was a result of the small sales force maintained by Roberts Consolidated prior to the acquisition. Approximately 74% of the increase in the actual amount of these expenses is attributable to the Roberts Consolidated acquisition, and the balance is primarily attributable to an increase in commissions paid to sales personnel and an increase in marketing programs.

Interest income and interest expense increased $65,000 and $430,000, respectively, during the fiscal 1998 period compared to the fiscal 1997 period. Interest income increased due to the investment of the Company's excess cash, which was primarily available prior to the acquisition of Roberts Consolidated. Interest expense increased as a result of the increase in borrowings associated with the acquisition of Roberts Consolidated.

Provision for income taxes was $1,282,000 in fiscal 1998 compared to $1,143,000 in fiscal 1997, an increase of $139,000 or 12.2%. The increase was the result of an increase in the Company's taxable income as the effective rate remained relatively consistent, increasing to 38.9% in fiscal 1998 from 38.8% in fiscal 1997.

Net income for the fiscal 1998 period increased to $2,010,000 compared to $1,803,000 in fiscal 1997, an increase of $207,000 or 11.5%. Net income as a percentage of sales decreased to 3.7% in fiscal 1998 compared to 5.4% in fiscal 1997, reflecting a lower gross profit margin and higher shipping and interest expenses, offset by lower general and administrative and selling and marketing expenses as a percentage of sales as described above.

RESULTS OF OPERATIONS

FISCAL 1997 AS COMPARED TO FISCAL 1996

Net sales for fiscal 1997 were $33,140,000, compared to $25,272,000 for the twelve months ended February 29, 1996 ("fiscal 1996" or the "fiscal 1996 period"), an increase of $7,868,000 or 31.1%. The increase is primarily the result of greater sales to home center retailers, specialty retailers and independent distributors, resulting from increased market penetration, new store openings by major home center chain customers and sales of new products.

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

Provision for income taxes was $1,143,000 in fiscal 1997 compared to $668,000 in the fiscal 1996 period, an increase of $475,000 of 71.1%. This increase is a direct result of the increase in the Company's taxable income as the Company's effective tax rate remained relatively consistent at 38.8% in fiscal 1997 compared to 38.5% in fiscal 1996.

Net income for fiscal 1997 increased to $1,803,000, compared to $1,068,000 in fiscal 1996, an increase of $735,000 or 68.8%. Net income as a percentage of net sales increased to 5.4% in the fiscal 1997 period compared to 4.2% in the fiscal 1996 period for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Working capital for the fiscal 1998 period increased from $12,695,000 in February 28, 1997 to $14,212,000 in February 28, 1998, an increase of $1,517,000 or 11.9%, primarily as a result of the Company's operations. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. Net cash used in operating activities was $225,000 in fiscal 1998 compared to $605,000 in fiscal 1997. This was a result of an increase in accounts receivable associated with the increase in sales. The decrease in accounts payable at Roberts Consolidated and the increase in prepaid expenses also contributed to the decrease in cash provided by operations.

The Company utilized $21,735,000 on investing activities during fiscal 1998, primarily for the acquisition of Roberts Consolidated and Roberts Holland; $772,000 was spent on capital expenditures during fiscal 1998 compared to $214,000 in fiscal 1997.

In connection with the acquisition of Roberts Consolidated, the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. During fiscal 1998, the Company entered into a revolving credit and term loan facility with one financial institution. The revolving credit facility permits borrowings of up to $10,000,000 against a fixed percentage of eligible accounts receivable and inventory as defined. Interest is payable at LIBOR +1.25%. The revolving credit agreement terminates July 25, 2000. The credit facility is collaterized by receivables, inventories, equipment and certain real property. Under the terms of the revolving credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's bank credit facility also prohibits the payment of dividends except with the lender's consent. The Company had $5,158,000 available for future borrowings at February 28, 1998.

The Company also has a short term credit line with a European financial institution utilized by Roberts Holland which permits borrowings of up to $2,500,000. The borrowings are collateralized by accounts receivable, inventory, machinery and equipment and a standby letter of credit from the Company's domestic financial institution. During February 1998 financing activities provided $17,431,000 principally from borrowing under the instruments previously described. The Company believes that its existing cash balances, cash flow from operations and borrowings available to it under the facility will be sufficient to fund its working capital needs and other capital requirements for the foreseeable future.

MANAGEMENT INFORMATION SYSTEMS

The Company believes that advanced information processing is essential to maintaining its competitive position. The Company participates in the electronic data interchange program maintained by many of its larger customers, including Home Depot, Lowe's, HomeBase and Hechinger/Builders Square. The Company has upgraded its domestic management information systems during fiscal 1998, to ensure proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems at its foreign locations. The Company does not expect the costs associated with ensuring year 2000 compliance to have a material effect on its financial position or results of operations. All costs for corrective actions associated with year 2000 compliance will be funded with cash flow generated from operations and expensed as incurred. Although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with year 2000 requirements, there can be no assurance that the year 2000 issue will not affect the information systems of such customers and vendors as they relate to the Company's business, or that any such impact on such customers' and vendors' information systems would not have a material adverse effect on the Company's business, financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") was issued in June 1997. This statement is effective for the Company's fiscal year ending February 28, 1999. This statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income. Adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial statement disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued in June 1997. This statement is effective for the Company's fiscal year ending February 28, 1999. This statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosures.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends", "expects" or "anticipates", and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's dependence upon certain key personnel, the Company's ability to manage its growth, the Company's ability to successfully integrate the operations of Roberts Consolidated and Roberts Holland, and the risks of economic and market factors affecting the Company or its customers.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 17, 1998.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 17, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 17, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 17, 1998.

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

         (b)      A Form 8-K/A was filed on December 31, 1997 including (under
                  Item 7 of Form 8-K) financial statements required in connection with the Company's acquisition of Roberts Consolidated Industries, Inc. A list of the financial statements included in the Form 8-K/A was included in the Company's Quarterly Report on Form 10-Q filed on January 14, 1998 and is incorporated herein by reference.

         (c)      List of Exhibits:

EXHIBIT NO.    DESCRIPTION
-----------    -----------

2.1 Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation*

2.1.1 Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc.****

3.1.1          Certificate of Incorporation of the Company*

3.1.2          Bylaws of the Company**

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

4.1            Form of specimen certificate for Common Stock of the Company*

4.1.1 Form of Warrant issued by the Company to the representative of the underwriters of the Company's initial public offering*

9 Voting Trust Agreement, dated August 3, 1996, by and between Lewis Gould and Susan J. Gould*

10.1 Employment Agreement, dated August 3, 1996, by and between Lewis Gould and the Company*

10.1.1         Q.E.P. Co., Inc. Omnibus Stock Plan of 1996**

10.2.6 Lease Agreement, dated September 17, 1996, by and among the Company and Lawrence Z. Crockett, as Trustee of the Lawrence Z. Crockett Trust dated March 31, 1994 and Marilyn M. Crockett, as Trustee of the Marilyn M. Crockett Trust dated March 31, 1994, including amendment thereto dated January 22, 1997**

10.2.7 Industrial Lease, dated August 1, 1996, by and between JMB/Pennsylvania Advisors - IV, L.P., and the Company**

10.3.1 Revolving Loan and Security Agreement and Assignment of Leases, dated October 13, 1995, by and between Shawmut Bank Connecticut, N.A., a national banking association, and the Company, including Promissory Note dated October 13, 1995, Limited Guaranty of Lewis Gould dated October 13, 1995, and form of Guaranty executed by the Company's subsidiaries*

10.3.2 First Amendatory Agreement to Revolving Loan and Security Agreement, dated as of July 25, 1997, by and among Q.E.P. Co., Inc. and its subsidiaries and Fleet National Bank (f/k/a Shawmut Bank Connecticut, N.A.), including Amended and Restated Revolving promissory Note dated July 25, 1997 and Release of Limited Guaranty of Lewis Gould, dated July 25, 1997.***

10.3.3 Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O'Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997.*****

10.3.4         Stock Purchase Agreement effective January 1, 1998 between Q.E.P.
               Holding B.V. and Roberts Beheer B.V.+

10.3.5 Purchase and Sale Agreement effective as of December 31, 1997 between Roberts Beheer B.V., Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc.+

21             Subsidiaries of the Company+

27             Financial Data Schedule+

99.1 Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) ****

99.2 Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70),
               and IBJ Schroeder as Escrow Agent ($500,000).****

99.3 Escrow Agreement dated October 21, 1997 among the Company, RCI Holdings, Inc., and IBJ Schroeder.****
----------
+        Filed herewith.

* Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-07477).

** Incorporated by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 28, 1997.

*** Incorporated by reference to Exhibit of the same number filed with the Company's Quarterly Report on Form 10-Q filed on October 14, 1997.

**** Incorporated by reference to Exhibit of the same number filed with the Company's Report on Form 8-K filed on November 3, 1997 (except that
         Exhibit 2.1.1 above was numbered 2.1 in the Form 8-K).

***** Incorporated by reference to Exhibit of the same number filed with the Company's Quarterly Report on Form 10-Q filed on January 14, 1998.

(d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, Florida, State of Florida, on May 28, 1998.

                                                     Q.E.P. CO., INC.

                                                     By:  /S/ LEWIS GOULD
                                                          ----------------------
                                                                 Lewis Gould
                                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LEWIS GOULD                             President, Chief Executive Officer          May 28, 1998
------------------------------------        and Director (Principal Executive Officer)
Lewis Gould

/S/ MARC APPLEBAUM                          Senior Vice President and Chief Financial   May 28, 1998
------------------------------------        Officer (Principal Financial and Accounting
Marc Applebaum                              Officer

/S/ MICHAEL ACTIS-GRANDE III                Director                                    May 28, 1998
------------------------------------
Michael Actis-Grande III

/S/ DOUGLAS A. CUMMINS                      Director                                    May 28, 1998
------------------------------------
Douglas A. Cummins

/S/ SIDNEY DWORKIN                          Director                                    May 28, 1998
------------------------------------
Sidney Dworkin

/S/ MERVYN FOGEL                            Director                                    May 28, 1998
------------------------------------
Mervyn Fogel

/S/ WILLIAM P. KILLIAN                      Director                                    May 28, 1998
------------------------------------
William P. Killian

/S/ RICHARD W. McEWEN                       Director                                    May 28, 1998
------------------------------------
Richard W. McEwen

/S/ EDWARD F. RONAN, JR.                    Director                                    May 28, 1998
------------------------------------
Edward F. Ronan, Jr.

/S/ NORMAN R. SNESIL                        Director                                    May 28, 1998
------------------------------------
Norman R. Snesil

/S/ EMIL VOGEL                              Director                                    May 28, 1998
------------------------------------
Emil Vogel

                                 C O N T E N T S

                                                                        PAGE
                                                                        ----

Report of Independent Certified Public Accountants                      F-2


Financial Statements

     Consolidated Balance Sheets                                        F-3

     Consolidated Statements of Income                                  F-4

     Consolidated Statements of Shareholders' Equity                    F-5

     Consolidated Statements of Cash Flows                              F-6

     Notes to Consolidated Financial Statements                      F-7 to F-21

     Schedule II - Valuation and Qualifying Accounts                    F-22

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Q.E.P. Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Q.E.P. Co., Inc. and Subsidiaries (the "Company") as of February 28, 1998 and February 28, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q.E.P. Co., Inc. and Subsidiaries as of February 28, 1998 and February 28, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II of QEP Co. Inc. and Subsidiaries for each of the three years in the period ended February 28, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Grant Thornton LLP

Ft. Lauderdale, Florida
April 10, 1998

                                             Q.E.P. CO., INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS

                                                                           FEBRUARY 28,            FEBRUARY 28,
                           ASSETS                                              1997                    1998
                                                                         ----------------        ----------------
CURRENT ASSETS
     Cash and cash equivalents                                             $   4,901,131          $      239,984
     Accounts receivable, less allowance for doubtful accounts of
         $61,100 and $480,000 as of February 28, 1997 and 1998                 5,507,809              12,791,483
     Notes receivable                                                             34,506                 688,272
     Inventories                                                               4,696,400              11,487,463
     Prepaid expenses                                                            391,072               1,365,027
     Deferred income taxes                                                           ---               1,029,038
                                                                           -------------           -------------

              Total current assets                                            15,530,918              27,601,267

PROPERTY AND EQUIPMENT, net                                                      415,064               2,696,386

DEFERRED INCOME TAXES                                                            248,000               1,125,845
INTANGIBLE ASSETS, net                                                            78,866               8,033,978
NOTES RECEIVABLE                                                                  80,842               2,567,271
OTHER ASSETS                                                                      80,297               1,001,141
                                                                           -------------           -------------

TOTAL ASSETS                                                               $  16,433,987           $  43,025,888
                                                                           =============           =============

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit and short term debt                                    $         ---           $   4,246,452
     Current maturities of long term debt                                         43,968               1,142,319
     Accounts payable                                                          1,153,983               4,902,485
     Accrued liabilities                                                       1,638,066               2,958,717
     Deferred income taxes                                                           ---                 139,078
                                                                           -------------           -------------

              Total current liabilities                                        2,836,017              13,389,051

NOTES PAYABLE                                                                    144,893               6,788,219

SUBORDINATED LONG TERM DEBT                                                          ---               6,611,098

DEFERRED INCOME TAXES                                                                ---                 604,445

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, 2,500,000 shares authorized,
         $1.00 par value; 336,660 shares issued and
         outstanding at February 28, 1997 and 1998                               336,660                 336,660
     Common stock; 10,000,000 shares authorized,
         $.001 par value; 2,654,894 shares issued and
         outstanding at February 28, 1997 and 1998                                 2,655                   2,655
     Additional paid-in capital                                                8,433,719               8,746,876
     Retained earnings                                                         4,737,943               6,736,712
     Cost of stock held in treasury                                              (57,900)                (57,900)
     Cumulative translation adjustment                                               ---                (131,928)
                                                                           -------------           -------------
                                                                              13,453,077              15,633,075
                                                                           -------------           -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  16,433,987           $  43,025,888
                                                                           =============           =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                  Q.E.P. CO., INC. AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                                                      YEAR ENDED
                                                            ------------------------------------------------------------
                                                            FEBRUARY 29,             FEBRUARY 28,           FEBRUARY 28,
                                                                1996                     1997                   1998
                                                            ------------             ------------           ------------

Net sales                                                    $25,271,715             $33,140,273            $53,691,186
Cost of goods sold                                            15,976,971              20,118,824             35,954,506
                                                              ----------             -----------            -----------

         Gross profit                                          9,294,744              13,021,449             17,736,680

Costs and expenses
   Shipping                                                    1,745,745               2,440,535              4,020,376
   General and administrative                                  3,105,861               4,048,358              5,206,392
   Selling and marketing                                       2,511,898               3,568,908              4,842,637
   Foreign exchange losses, net                                      472                  11,080                  2,442
                                                              ----------             -----------            -----------

                                                               7,363,976              10,068,881             14,071,847
                                                              ----------             -----------            -----------

Operating income                                               1,930,768               2,952,568              3,664,833

Interest income                                                   40,438                 129,393                193,889
Interest expense                                                (235,003)               (136,643)              (567,022)
                                                              ----------             -----------            -----------

         Income before provision
           for income taxes                                    1,736,203               2,945,318              3,291,700

Provision for income taxes                                       668,452               1,142,577              1,282,053
                                                              ----------             -----------            -----------

       Net income                                            $ 1,067,751            $  1,802,741          $   2,009,647
                                                              ==========             ===========            ===========

Basic and diluted earnings per
   share                                                           $.70                    $.89                  $.75
                                                                   ====                    ====                   ===

Weighted average number of shares
   outstanding                                                 1,506,000               2,011,521              2,677,184
                                                               =========             ===========            ===========

Pro forma net income per common
   share                                                           $.65
                                                                   ====

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                          Q.E.P. CO. INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                PREFERRED STOCK                  COMMON STOCK
                                             ---------------------          ---------------------           PAID-IN
                                             SHARES         AMOUNT          SHARES         AMOUNT           CAPITAL
                                             ------         ------          ------         ------       -----------

Balance at March 1, 1995                    568,047     $  568,047             200      $  12,037     $      20,225

Redemption of preferred stock               (65,000)       (65,000)
Stock split - 7,575.76 for 1 and
       change in par value                                               1,514,952        (10,522)           10,522
Dividends
Purchase of treasury stock                                                 (15,152)           (15)               15
Net income
                                            -------        -------       ---------         ------         =========

Balance at February 29, 1996                503,047        503,047       1,500,000          1,500            30,762

Conversion of preferred stock
       to common stock                     (166,387)      (166,387)          4,894              5           166,382
Proceeds from initial public offering                                    1,150,000          1,150         8,236,575
Dividends
Net income
                                            -------        -------       ---------         ------         ---------

Balance at February 28, 1997                336,660        336,660       2,654,894          2,655         8,433,719

Issuance of warrants                                                                                        206,000

Employee stock options                                                                                      107,157
Dividends
Cumulative effect of foreign translation
Net income
                                            -------        -------       ---------         ------         =========

Balance at February 28, 1998                336,660       $336,660       2,654,894         $2,655        $8,746,876
                                            =======        =======       =========          =====         =========

                                             RETAINED     TRANSLATION         TREASURY
                                             EARNINGS      ADJUSTMENT          STOCK
                                             --------      ----------       --------

Balance at March 1, 1995                 $  1,897,429

Redemption of preferred stock
Stock split - 7,575.76 for 1 and
       change in par value
Dividends                                     (17,264)
Purchase of treasury stock                                               $    (57,900)
Net income                                  1,067,751
                                          -----------                    ------------

Balance at February 29, 1996                2,947,916                         (57,900)

Conversion of preferred stock
       to common stock
Proceeds from initial public offering
Dividends                                     (12,714)
Net income                                  1,802,741
                                          -----------                    ------------

Balance at February 28, 1997                4,737,943                         (57,900)

Issuance of warrants

Employee stock options
Dividends                                     (10,878)
Cumulative effect of foreign translation                   $(131,928)
Net income                                  2,009,647
                                          -----------       --------     ------------

Balance at February 28, 1998               $6,736,712      $(131,928)    $    (57,900)
                                          ===========       ========     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                                             Q.E.P. CO., INC. AND SUBSIDIARIES

                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED
                                                           ----------------------------------------------------------------
                                                           FEBRUARY 29,              FEBRUARY 28,              FEBRUARY 28,
                                                               1996                      1997                      1998
                                                           ------------              ------------              ------------
Cash flows from operating activities:
     Net income                                            $  1,067,751              $  1,802,741              $  2,009,647
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation                                            85,131                    77,228                   356,534
         Amortization of fair market value in
              excess of cost of business acquired               (30,000)                  (30,000)                   78,030
         Amortization of discount on long term debt                 ---                       ---                    96,098
         Deferred income taxes                                   20,000                  (164,000)                  564,000
         Gain on sale of property                                                                                   (20,000)
         Stock option compensation                                  ---                       ---                   107,157
         Changes in assets and liabilities:
              Accounts receivable                            (1,223,019)               (1,836,507)               (1,558,897)
              Notes receivable                                      ---                       ---                   109,805
              Inventories                                      (434,520)               (1,557,719)                  320,456
              Prepaid expenses                                 (228,744)                  (75,135)                 (841,529)
              Other assets                                       11,673                    29,016                   152,311
              Accounts payable and accrued liabilities         (347,220)                1,149,519                (1,599,039)
                                                           ------------              ------------               -----------

              Net cash used in operating activities          (1,078,948)                 (604,857)                 (225,427)
                                                           ------------              ------------               -----------

Cash flows from investing activities:
     Capital expenditures                                       (45,671)                 (214,165)                 (771,914)
     Acquisitions, net of cash acquired                             ---                       ---               (20,982,692)
     Sale of property                                               ---                       ---                    20,000
                                                           ------------              ------------               -----------

     Net cash used in investing activities                      (45,671)                 (214,165)              (21,734,606)
                                                           ------------              ------------               -----------

Cash flows from financing activities:
     Proceeds from initial public offering                          ---                 8,237,725                       ---
     Redemption of preferred stock                              (65,000)                      ---                       ---
     Borrowings under lines of credit                         1,051,496                                           5,727,298
     Repayments under lines of credit                               ---                (2,447,887)               (2,411,139)
     Borrowings of long term debt                                 8,885                    32,664                14,515,000
     Repayments of long term debt                                   ---                       ---                  (389,467)
     Cash overdraft                                             268,773                  (268,773)                      ---
     Dividends                                                  (17,264)                  (12,714)                  (10,878)
     Purchase of treasury stock                                 (57,900)                      ---                       ---
                                                           ------------              ------------               -----------

         Net cash provided by financing activities            1,188,990                 5,541,015                17,430,814
                                                           ------------              ------------               -----------

Translation adjustment                                              ---                       ---                  (131,928)
     NET INCREASE (DECREASE) IN CASH                             64,371                 4,721,993                (4,661,147)

Cash and cash equivalents at beginning of year                  114,767                   179,138                 4,901,131
                                                           ------------              ------------               -----------

Cash and cash equivalents at end of year                   $    179,138              $  4,901,131              $    239,984
                                                           ============              ============              ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market, including both the do-it-yourself and professional trades. Under brand names Q.E.P., Roberts, O'Tool, Marion Tool and Andrews Tools, Q.E.P. markets approximately 4,000 specialty tools and related products used primarily for the preparation and installation of ceramic tile, carpet, marble, masonry, drywall and paint. The Company sells its products to large home improvement retail centers, as well as traditional distribution outlets in 50 states and more than 30 countries worldwide.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly-owned subsidiaries, after eliminating all significant intercompany accounts and transactions.

     2.  INITIAL PUBLIC OFFERING

         On September 17, 1996, the Company completed its initial public offering of 1,000,000 shares of its common stock, par value $.001 per share ("Common Stock"), at an initial offering price of $8.50 per share and 120,000 warrants to purchase Common Stock at an exercise price of $10.20 per share with an offering price of $.001 per warrant (the "Offering"). On November 6, 1996, the underwriters exercised their overallotment rights and purchased an additional 150,000 shares of Common Stock of the Company at a price of $8.50 per share. The net proceeds from the Offering and the exercise of the overallotment option were approximately $8,238,000.

     3.  CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     4.  INVENTORIES

         Inventories are stated at the lower of average cost or market.

     5.  PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over their expected useful life or the life of the respective lease, whichever is shorter.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following are the estimated lives of the Company's property and equipment:

           Machinery and warehouse equipment               3 to 15 years
           Furniture and equipment                         3 to 10 years
           Capital leases                                  3 to 5 years
           Building                                        30 to 33 years
           Leasehold improvements                          5 to 15 years

         Maintenance and repairs are charged to expense, while significant renewals and betterments are capitalized. When property is sold or otherwise disposed of, the cost and related depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations for the period.

     6.  INTANGIBLE ASSETS

         Intangible assets including goodwill which represents costs in excess of net assets of businesses acquired and organizational expenses are recorded and amortized over periods ranging from five to thirty five years using the straight-line method. The Company periodically evaluates the carrying amount of goodwill to recognize and measure the possible impairment of these assets. Based on the recoverability from cash flow methods (which includes evaluating the probability that estimated undiscounted cash flows from related operations will be less than the carrying amount of goodwill and other long lived assets), the Company believes there is no impairment to goodwill.

   7.INCOME TAXES

         Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

   8.LEASES

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

    9.   STOCK-BASED COMPENSATION

         The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense is recorded when the exercise price of the Company's

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         employee stock option is less than the market price of the underlying stock at the date of grant.

    10.  EARNINGS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128-Earnings Per Share ("FAS 128") which requires the dual presentation of basic and diluted earnings per share for the periods ending after December 15, 1997. Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during each period. In accordance with the provisions of FAS 128, the Company has retroactively restated earnings per share.

         A reconciliation between basic and diluted earnings per share is as follows:

                                                                                  YEAR ENDED FEBRUARY 28,
                                                                     -------------------------------------
                                                                         1996              1997               1998
                                                                         ----              ----               ----

       Net Income                                                  $1,068,000        $1,802,741         $2,009,647
         Less:  Preferred stock dividends                              17,264            12,714             10,878
                                                                    ---------         ---------          ---------
         Net income available to common stockholders               $1,050,736        $1,790,027         $1,998,769
                                                                    =========         =========          =========

       Basic EPS

       Basic common shares                                          1,506,000         2,006,078          2,654,894
                                                                    =========         =========          =========
       Basic EPS                                                         $.70              $.89               $.75
                                                                         ====              ====               ====

       Diluted EPS
       Basic common shares                                          1,506,000         2,006,078          2,654,894
       Plus impact of stock options                                        --             5,443             22,290
                                                                    ---------         ---------          ---------

       Diluted common shares                                        1,506,000         2,011,521          2,677,184
                                                                    =========         =========          =========

       Diluted EPS                                                       $.70              $.89               $.75
                                                                         ====              ====               ====

    11.  POST EMPLOYMENT BENEFITS

         The Company has a policy which provides service benefits to its salaried employees. The Company records a liability for postemployment benefits in accordance with Statement of Financial Accounting Standards (FAS No. 112, "Employers Accounting for Postemployment Benefits"). Since the Company cannot reasonably estimate postemployment benefits, including severance benefits, on an ongoing basis, these costs are recorded only when the probability of payment and the amount of such payment can be reasonably determined.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used in estimating the indicated fair values of financial instruments:

         Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

         Short term debt: The carrying amount approximates fair value due to the short maturity of these instruments.

         Long term debt: The fair value of the Company's borrowings approximates the carrying value based on current rates offered to the Company for similar debt.

    13.  FOREIGN CURRENCIES

         Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in operating expenses.

   14.   REVENUE RECOGNITION

         Sales are recognized when merchandise is shipped and such revenue is recorded net of estimated sales returns, discounts and allowances.

    15.  ADVERTISING COST

         Advertising costs are expensed in the period incurred except those costs which result in tangible assets such as catalogs, which are treated as prepaid supplies and charged to operations as consumed.

    16.  USE OF ESTIMATES

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

    17.  RECLASSIFICATIONS

         Certain amounts in 1997 have been reclassified to conform with the 1998 presentation.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - ACQUISITIONS

On October 21, 1997, pursuant to a stock purchase agreement dated as of the same date, the Company acquired all of the issued and outstanding stock of Roberts Consolidated Industries, Inc. ("Roberts"). The purchase price was $12,350,000 in cash, the issuance to the Seller and its Designees of 8% Subordinated Debentures due 2001, in an aggregate amount of $7,500,000 and the issuance to the Seller and its Designees of warrants to purchase 200,000 shares of Common Stock of the Company at a purchase price of $10 per share. The cash portion of the purchase price was funded in part through a new term loan and the Company's existing revolving credit facilities.

Effective December 31, 1997, the Company acquired all of the issued and outstanding shares of Roberts Holland B.V. together with all licenses and intellectual property. The purchase price of this transaction was approximately $1,563,000 and the assumption of approximately $1,500,000 in debt.

These transactions have been accounted for as purchases and accordingly the operating results since the date of acquisition have been included in the accompanying financial statements. The purchase price was allocated based on the estimated fair values of assets acquired and liabilities assumed. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $8,034,000 is being amortized on a straight-line basis over 35 years. Accumulated amortization at February 28, 1998 was approximately $108,000. The company is still gathering certain information required to complete the allocation of the purchase price of the acquisitions. Further adjustments may arise as a result of the finalization of the ongoing study.

The following unaudited pro forma consolidation shows the results of operations assuming the above purchases occurred on March 1, 1996. The unaudited pro forma results for the years ended February 28, 1997 and 1998, are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results.

                                                  1997                  1998
                                                  ----                  ----

Net Sales                                 $ 91,725,569          $ 92,079,532
Net Income                                $  2,147,907          $  1,297,186
Earnings per share                        $       1.06          $        .48

NOTE D - NOTE RECEIVABLE

Concurrent with the acquisition of Roberts, the Company sold certain production equipment (at their stated value) to an unrelated third party for a note in the amount of $3,750,000. At the time of issuance, the note was recorded at its net present value of $3,250,000 utilizing its effective interest rate of approximately 9% and is payable through a reduction in purchase price of goods sold to the Company under a supply agreement. The Company estimates the note will be repaid in five years.

NOTE E - INVENTORIES
  Inventories consisted of the following:

                                                FEBRUARY 28,        FEBRUARY 28,
                                                    1997                1998
                                                ------------        ------------

      Raw materials and work-in-progress         $  580,767         $ 3,896,608
      Finished goods                              4,115,633           7,590,855
                                                  ---------          ----------
                                                 $4,696,400         $11,487,463
                                                  =========          ==========

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                          FEBRUARY 28,              FEBRUARY 28,
                                                             1997                       1998
                                                          ------------              ------------

         Land                                           $        7,509             $       7,509
         Machinery and warehouse equipment                     406,448                 1,417,384
         Office furniture and equipment                        248,752                 1,438,098
         Building and leasehold improvements                   205,305                   528,578
                                                           -----------                ----------

                                                               868,014                 3,391,569

         Less accumulated depreciation and amortization       (452,950)                 (695,183)
                                                           -----------                ----------

                                                          $    415,064               $ 2,696,386
                                                           ===========                ==========

NOTE G - DEBT

     The Company has a revolving credit and term loan facility with one financial institution. The revolving credit facility permits borrowings of up to $10,000,000 against a fixed percentage of eligible accounts receivable and inventory, as defined. Interest is payable at LIBOR plus 1.25% (6.9% at February 28, 1998). The revolving credit agreement terminates July 25, 2000. The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's bank credit facility prohibit the payment of dividends, except with the lender's consent. Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor agreements under the revolving credit facility. The Company had approximately $552,000 and $92,000 as of February 28, 1997 and 1998, respectively, of outstanding letters of credit. During fiscal 1998 the Company also issued a standby letter of credit in favor of a European financial institution in the amount of $2,750,000 to collateralize the Company's European facility. At February 28, 1998, the Company had $5,158,000 available for future borrowing.

     The term loan is payable in equal quarterly installments over a seven year period. The loan is collateralized by substantially all of the assets of the Company. The interest rate varies based on conditions, as defined in the agreement and was approximately 7.0% at February 28, 1998. The balance of the term loan at February 28, 1998 was $7,714,285.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the acquisition of Roberts, the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. These notes were recorded at their fair value at the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debenture. At February 28, 1998 the amortized balance of this obligation was $6,611,098.

     The Company also has a short term credit line with a European financial institution utilized by its European subsidiary which permits borrowings of up to $2,500,000. At February 28, 1998, borrowings under this agreement totaled $1,452,298. The unused portion of this line was $1,147,702 at February 28, 1998. This credit line bears interest at 5.00%. The borrowings are collateralized by accounts receivable, inventory, machinery and equipment, and the standby letter of credit.

     The Company's European subsidiary has also entered into a factoring agreement with a financial institution whereby the Company is advanced a percentage against the accounts receivable. This agreement terminates on November 30, 1998. At February 28, 1998, the balance is $708,154.

     Interest paid for all debt was approximately, $218,000, $137,000 and $267,000 in fiscal 1996, 1997 and 1998, respectively.

     The aggregate maturities of all debt maturing during each of the next five years as of February 28, is as follows:

                   1999                                      $  1,142,319
                   2000                                         1,359,651
                   2001                                         1,142,856
                   2002                                         8,642,856
                   2003 and thereafter                          3,142,856
                                                              -----------

                   Total                                      $15,430,538
                                                              ===========

                   Current                                    $ 1,142,319
                   Long term                                   14,288,219
                                                              -----------
                                                               15,430,538

                   Unamortized Discount                          (888,902)
                                                              -----------

                   Total                                      $14,541,636
                                                              ===========

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                           FEBRUARY 28,              FEBRUARY 28,
                                                              1997                       1998
                                                           ------------              ------------

         Accrued payroll and employee benefits               $  223,302                $  633,846
         Accrued liabilities                                    779,856                 1,802,008
         Accrued volume and advertising discount                408,804                   222,419
         Accrued interest                                             -                   300,444
         Accrued income taxes                                   226,104                         -
                                                              ---------                 ---------
                                                             $1,638,066                $2,958,717
                                                              =========                 =========

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company is periodically involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected individually or in the aggregate, to have a material adverse effect on the Company.

     1.   FUTURE MINIMUM OBLIGATIONS

         The Company conducts its operations from various leased facilities. Future minimum payments under noncancelable operating leases consist of the following in fiscal years ending after February 28, 1998:

                  1999                                        $ 1,734,867
                  2000                                          1,722,514
                  2001                                          1,697,891
                  2002                                          1,034,796
                  2003                                            853,644
                  Thereafter                                  $   409,175
                                                              -----------

                                                              $ 7,452,887
                                                              ===========

         Total rent expense under noncancelable operating leases approximated $404,000, $701,000 and $856,000, in fiscal 1996, 1997 and 1998, respectively.

     2.  MARION TOOL COMPANY

         During fiscal 1995, the Company acquired all of the outstanding common stock of Marion Tool Company which manufactured specialty tools and related castings. The Marion Tool Company had been identified as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"); for the cleanup of contamination resulting from past disposal of hazardous wastes at certain sites to which Marion Tool Company, among others, sent

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         wastes in the past. CERCLA required PRPs to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. In connection with the acquisition, the Company received representation that Marion Tool Company had not violated any environmental laws or regulations nor was there any situation that required remedial action by Marion Tool Company under any environmental laws or regulations. The Company received joint and several indemnification by each of the shareholders prior to its acquisition and 319,160 shares of the Company's Series A Preferred Stock have been placed in escrow. The escrow agreement expires in August 2000. Based upon, among other things, a review of the data available to the Company regarding the site at which Marion Tool Company is alleged to have deposited a portion of the waste located thereon, and a comparison of the potential liability at this site to settlements reached by other parties in similar cases, the Company believes that Marion Tool Company's liability for this matter will not have a material adverse effect on the Company's financial condition or results of operations.

         During fiscal 1998 the Company sold certain assets of Marion Tool Company and its subsidiary West Point Foundry to unrelated third parties. The effects of these sales were not material to the financial statements.

     3.  ROBERTS CONSOLIDATED INDUSTRIES

         Subsequent to fiscal 1998 the Company received notification that Roberts Consolidated Industries had been named a PRP for potentially depositing hazardous material at a dumping site in Dayton, Ohio. The plant that was sited has not been a Roberts facility since 1987. Based on information currently available, the Company believes the outcome of this action will not have a material adverse effect on the financial condition of the Company. In addition, the Company has conducted testing at its facility in Bramalea, Canada for potential leakage of hazardous materials. The Company believes that certain chemicals have contaminated both soil and groundwater. At the date of acquisition the Company recorded a reserve for potential environmental liabilities associated with the Roberts companies. The Company will continue to assess its liability and begin the clean up process during fiscal 1999.

NOTE J - PENSION AND RETIREMENT PLANS

     PROFIT SHARING AND 401(K) PLAN

     The Company and its subsidiaries offers a 401(k) benefit plan (the "Plans") which provides for voluntary contributions by employees subject to a maximum annual contribution. The Company may at the discretion of the Board of Directors, make contributions to the plans. For the years ended February 28, 1996, February 28, 1997 and February 28, 1998, the Company contributed $225,000, $155,000 and $105,500, respectively.

     Subsequent to the acquisition of Roberts Consolidated Industries, Inc., the Company terminated the Roberts Salaried Employees Defined Benefit Pension Plan. As of February 28, 1998, the Company believes there are sufficient assets for all projected liabilities associated with the plan's termination. The Company has recorded an asset in excess of projected benefit of approximately $700,000. During fiscal 1999, the Company will have an actuarial valuation prepared which may adjust this amount. There is no pension expense for the year ended February 28, 1998 associated with the defined benefit pension plans.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                                  YEAR ENDED FEBRUARY 28,
                                                           ---------------------------------------------------------------
                                                                  1996                     1997                 1998
                                                                  ----                     ----                 ----
         Current:

                  Federal                                    $    558,118            $  1,120,682          $    608,053
                  State                                            90,334                 185,895                94,000
                  Foreign                                             ---                     ---                16,000
                                                              -----------             -----------           -----------
                                                                  648,452               1,306,577               718,053
                                                              -----------             -----------           -----------
         Deferred:

                  Federal                                          15,500                (144,000)              525,000
                  State                                             4,500                 (20,000)               39,000
                  Foreign                                             ---                     ---                   ---
                                                              -----------             -----------           -----------
                                                                   20,000                (164,000)              564,000
                                                              -----------             -----------           -----------
         Total income tax provision                          $    668,452            $  1,142,577          $  1,282,053
                                                              ===========             ===========           ===========

The tax effects of temporary differences which give rise to deferred tax assets are as follows:

                                                                                     FEBRUARY 28,              FEBRUARY 28,
                                                                                        1997                       1998
                                                                                     ------------              ------------

         Provision for doubtful accounts                                             $     22,716              $    159,000
         Accrued expenses                                                                 206,240                   375,000
         Fixed assets                                                                      23,385                  (730,000)
         Inventory                                                                         (4,341)                   77,000
         Net operating loss and tax credit carryforwards                                  137,000                 1,667,000
                                                                                      -----------               -----------
                                                                                          385,000                 1,548,000

         Less:  Valuation allowance                                                      (137,000)                 (137,000)
                                                                                      -----------               ------------

         Net deferred tax asset                                                      $    248,000              $  1,411,000
                                                                                      ===========               ===========

The Company has approximately $4,400,000 in net operating loss carryforwards which expire in the years 2011 through 2018. Both Roberts, Q.E.P. and Marion have net operating loss carryforwards of $4,044,000 and $356,000, respectively, which are subject to separate IRC Section 382 and SRLY limitations. The Section 382 limitation limits the Company's utilization of their net operating losses to an annual amount after an ownership change. The SRLY limitations permit an offset to the current consolidated taxable income only to the extent of taxable income attributed to the member with the SRLY loss. Since the potential utilization of Marion's net operating loss is uncertain, a valuation allowance has been established to reduce the associated deferred tax asset to zero.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

                                                                             YEAR ENDED FEBRUARY 28,
                                                    ----------------------------------------------------------------------------
                                                            1996                      1997                           1998
                                                            ----                      ----                           ----
                                                    AMOUNT       %               AMOUNT         %              AMOUNT         %
                                                    ------       -               ------         -              ------         -
Provision for federal income taxes
         at the statutory rate                 $   590,309     34.0%        $   1,001,597     34.0%       $   1,119,000     34.0%

State and local income taxes -
         net of federal income tax benefit          59,620      3.4               122,691      4.2               88,000      2.7

Other                                               18,523      1.1                18,289       .6               75,053      2.2
                                                ----------    -----          ------------   ------         ------------     ----

Actual provision                               $   668,452     38.5%        $   1,142,577     38.8%       $   1,282,053     38.9%
                                                ==========    =====          ============   ======         ============     ====

Cash paid for income taxes was $897,364, $998,664 and $1,541,906 in fiscal 1996, 1997 and 1998 respectively.

NOTE L - SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

     1.   SIGNIFICANT CUSTOMER INFORMATION

         The Company sells products to a large number of customers which are primarily in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's customer base includes a high concentration of home center chains with two customers. One customer representing 51%, 50% and 37% and the other customer 10%, 11% and 6% of sales in fiscal 1996, 1997 and 1998, respectively. These same two customers represented 37% and 10% and 22% and 4% of accounts receivable at February 28, 1997 and 1998, respectively. Although the Company is directly affected by the well-being of the home center industry, management does not believe significant credit risk exists at February 28, 1998.

     2.   SIGNIFICANT VENDOR INFORMATION

         The Company purchased 19% and 14%, 10% and 9% for the years ended February 29, 1996 and February 28, 1997, respectively, of total purchases through two vendors. There were no significant purchases for any one vendor for the year ended February 28, 1998.

NOTE M - SHAREHOLDERS' EQUITY - PREFERRED STOCK

     The Company is authorized to issue a maximum of 2,500,000 shares of $1 preferred stock.

     SERIES A

     500,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, shall be designated as Series A Preferred Stock. The holders of each share of Series A Preferred Stock shall be entitled to receive, before any dividends shall be declared or paid on or set aside for the Company's common stock, out of funds legally available for

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     that purpose, cumulative dividends in cash at the rate of $.035 per share per annum through September 30, 2000, payable in semiannual installments, accruing from the date of issuance of the shares. Commencing October 1, 2000, the rate of dividends will equal the prime interest rate on the first day of the month in which the dividends are payable, less 1-1/4%. The Company may redeem any or all of the shares of Series A Preferred Stock outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition. In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 28, 1997, there were 319,160 shares of Series A Preferred Stock issued and outstanding. There were $13,653, $12,103 and $10,878, dividends declared and paid during the fiscal years 1996, 1997 and 1998, respectively.

     SERIES B

     1,000,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, shall be designated as Series B Preferred Stock. The holder of each share of Series B Preferred Stock shall be entitled to receive, out of the surplus of the Company, a noncumulative dividend at the rate of $.05 per share per annum, payable annually before any dividend shall be set apart for or paid on the common shares for such years. The Series B Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series B Preferred Stock then outstanding at a price per share of $1.00. In 1996, the Company bought back 65,000 shares at a price of $1.00 per share. In fiscal 1997, the remaining preferred stock were converted to 1,765 shares of common stock. There were $3,000 $-0-, and $-0- of dividends declared and paid in fiscal years 1996, 1997 and 1998, respectively.

     SERIES C

     1,000,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, shall be designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared or paid on or set aside for the Company's common stock, out of funds legally available for that purpose, cumulative dividends at the rate of $.035 per share per annum, payable in annual installments, accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series C Preferred Stock then outstanding at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition. In fiscal year 1997 and 1998, dividends of approximately $1,200 and $1,800, respectively, in aggregate at $.035 per share were in arrears. In fiscal year 1997 and 1998, dividends of approximately $600 were declared.

     TREASURY STOCK

     Total common shares purchased in fiscal year 1996 and held in treasury were 15,152 shares for an aggregate cost $57,900.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - STOCK OPTION PLAN

     The Company has adopted a stock option plan (the "Plan") for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the Board of Directors. The aggregate number of shares which may be issued under the Plan shall not exceed 400,000 shares of common stock. Stock options are granted at prices not less than 85% of the fair market value on the date of the grant. For the year ended February 28, 1998, the Company granted 104,300 stock options with an exercise price less than the fair market value on the date of the grant. The Company charged $107,000 to compensation expense for these options. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed five years.

     The Company continues to account for options issued under the intrinsic value method of APB 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards in fiscal 1997 consistent with the provisions of SFAS No. 123, the Company's diluted net income and earnings per share for the year ended February 28, 1997 and 1998 would have been as follows:

                                          (in thousands, except per share data)
                                                   1997             1998
                                                   ----             ----

     Net income
         As reported                           $  1,803         $  2,010
         Pro forma                                1,501            1,954

     Net income per share
         As reported                            $  0.89          $  0.75
         Pro forma                              $  0.74          $  0.73

     The weighted average fair value at date of grant for options granted during 1997 and 1998 was $1.94 and $2.95 per option respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

                                                       1997              1998
                                                       ----              ----

         Expected stock price volatility              23.9%             35.4%
         Expected lives of options
              Directors and officers                3 years           3 years
              Employees                             3 years           3 years
         Risk-free interest rate                       6.3%              5.9%
         Expected dividend yield                         0%                0%

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            WEIGHTED
                                                                                             AVERAGE
                                                                                            EXERCISE
                                                                  SHARES                       PRICE
                                                                  ------                    --------

         Options outstanding at March 1, 1996                          0                          --

         Exercised                                                     0
         Granted                                                 175,550                       $7.38
         Cancelled or forfeited                                     (600)                       7.23
                                                                 =======

         Options outstanding at February 28, 1997                174,950

         Exercised                                                     0
         Granted                                                 119,200                        7.27
         Cancelled or forfeited                                  (18,550)                       7.10
                                                                 -------

         Options outstanding at February 28, 1998                275,600                        7.35
                                                                 =======

         Options currently exercisable                           208,700                        7.17
                                                                 =======

     The following table summarizes information about stock options outstanding as of February 28, 1998:

                                                            WEIGHTED
                                                             AVERAGE         WEIGHTED                             WEIGHTED
                                                            REMAINING         AVERAGE                              AVERAGE
              RANGE OF                    NUMBER           CONTRACTUAL       EXERCISE           NUMBER            EXERCISE
          EXERCISE PRICES               OUTSTANDING           LIFE             PRICE          EXERCISABLE           PRICE
          ---------------               -----------        -----------       --------         -----------         --------

           6.375 - 8.625                  275,600            3.7                7.35           208,700              $7.17


NOTE O - FUTURE EFFECTS OF RECENTLY ISSUED
                  ACCOUNTING PRONOUNCEMENTS

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

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - NONCASH INVESTING AND FINANCING ACTIVITIES

On October 21, 1997, the Company purchased Roberts Consolidated Industries, Inc. In connection with the acquisition, liabilities were assumed as follows:

                  Fair value of assets acquired                                       $23,984,683
                  Cash paid                                                            19,503,853
                                                                                       ----------
                  Liabilities assumed                                                 $ 4,480,830
                                                                                       ==========
                  Issuance of warrants to purchase common stock                       $   206,000
                                                                                       ==========

On December 31, 1997 the Company purchased Roberts Holland, B.V. In connection with the acquisition, liabilities were assumed as follows:

                  Fair value of assets acquired                                      $  4,895,799
                  Cash paid                                                             1,647,000
                                                                                      -----------
                  Liabilities assumed                                                $  3,248,799
                                                                                      ===========

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         COLUMN A                           COLUMN B                  COLUMN C                  COLUMN D         COLUMN E
         --------                           --------                  --------                  --------         --------

                                                                      ADDITIONS
                                                            ----------------------------
                                           BALANCE AT       CHARGED TO        CHARGED TO                        BALANCE AT
                                            BEGINNING        COSTS AND           OTHER         DEDUCTIONS           END
         DESCRIPTION                        OF PERIOD        EXPENSES          ACCOUNTS            (A)           OF PERIOD
         -----------                       ----------       ----------        ----------       ----------        ---------
Year ended February 29, 1996
   Deducted from asset accounts
     Allowance for doubtful accounts       $44,800         $101,830                            $92,130          $54,500


Year ended February 28, 1997
   Deducted from asset accounts
     Allowance for doubtful accounts        54,500           58,755                             52,155           61,100


Year ended February 28, 1998
   Deducted from asset accounts             61,100           34,458        (b)  442,645         58,293          480,000
     Allowance for doubtful accounts


(a)  Accounts written off as uncollectible, net of recoveries.

(b) Reserve associated with Roberts Consolidated Industries, Inc. at the date of acquisition

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------
2.1 Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation*

2.1.1 Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc.****

3.1.1          Certificate of Incorporation of the Company*

3.1.2          Bylaws of the Company**

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

4.1            Form of specimen certificate for Common Stock of the Company*

4.1.1 Form of Warrant issued by the Company to the representative of the underwriters of the Company's initial public offering*

9 Voting Trust Agreement, dated August 3, 1996, by and between Lewis Gould and Susan J. Gould*

10.1 Employment Agreement, dated August 3, 1996, by and between Lewis Gould and the Company*

10.1.1         Q.E.P. Co., Inc. Omnibus Stock Plan of 1996**

10.2.6 Lease Agreement, dated September 17, 1996, by and among the Company and Lawrence Z. Crockett, as Trustee of the Lawrence Z. Crockett Trust dated March 31, 1994 and Marilyn M. Crockett, as Trustee of the Marilyn M. Crockett Trust dated March 31, 1994, including amendment thereto dated January 22, 1997**

10.2.7 Industrial Lease, dated August 1, 1996, by and between JMB/Pennsylvania Advisors - IV, L.P., and the Company**

10.3.1 Revolving Loan and Security Agreement and Assignment of Leases, dated October 13, 1995, by and between Shawmut Bank Connecticut, N.A., a national banking association, and the Company, including Promissory Note dated October 13, 1995, Limited Guaranty of Lewis Gould dated October 13, 1995, and form of Guaranty executed by the Company's subsidiaries*

10.3.2 First Amendatory Agreement to Revolving Loan and Security Agreement, dated as of July 25, 1997, by and among Q.E.P. Co., Inc. and its subsidiaries and Fleet National Bank (f/k/a Shawmut Bank Connecticut, N.A.), including Amended and Restated Revolving promissory Note dated July 25, 1997 and Release of Limited Guaranty of Lewis Gould, dated July 25, 1997.***

10.3.3 Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O'Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997.*****

10.3.4         Stock Purchase Agreement effective January 1, 1998 between Q.E.P.
               Holding B.V. and Roberts Beheer B.V.+

10.3.5 Purchase and Sale Agreement effective as of December 31, 1997 between Roberts Beheer B.V., Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc.+

21             Subsidiaries of the Company+

27             Financial Data Schedule+

99.1 Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) ****

99.2 Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70),
               and IBJ Schroeder as Escrow Agent ($500,000).****

99.3 Escrow Agreement dated October 21, 1997 among the Company, RCI Holdings, Inc., and IBJ Schroeder.****

----------
+        Filed herewith.

* Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-07477).

** Incorporated by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 28, 1997.

*** Incorporated by reference to Exhibit of the same number filed with the Company's Quarterly Report on Form 10-Q filed on October 14, 1997.

**** Incorporated by reference to Exhibit of the same number filed with the Company's Report on Form 8-K filed on November 3, 1997 (except that
         Exhibit 2.1.1 above was numbered 2.1 in the Form 8-K).

***** Incorporated by reference to Exhibit of the same number filed with the Company's Quarterly Report on Form 10-Q filed on January 14, 1998.