Form 10-Q
period 1998-05-31
QEP CO INC
filed 1998-07-14
CIK 1017815

FORM 10-Q

                       Securities and Exchange Commission
                             Washington D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:           May 31, 1998
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

                       Yes  [x]     No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 11,1998: 2,654,894 shares of common stock, par value $.001 per share.

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                Consolidated Balance Sheets (Unaudited)
                     May 31, 1998 and February 28, 1998......................3
                Consolidated Statements of Income (Unaudited)
                     For the Three Months Ended May 31, 1998 and 1997........4
                Consolidated Statements of Cash Flows (Unaudited)
                     For the Three Months Ended May 31, 1998 and 1997........5

        Notes to Consolidated Financial Statements...........................6

        Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................8

        Item 3 - Qualitative and Quantitative Disclosures about
                 Market Risk................................................10

PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings..........................................11

        Item 6 - Exhibits and Reports on Form 8-K...........................11

        Signatures..........................................................13

PART I.         FINANCIAL INFORMATION
ITEM I.         FINANCIAL STATEMENTS

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       MAY 31, 1998 AND FEBRUARY 28, 1998
                                  (UNAUDITED)

                                                                                      MAY 31,         FEBRUARY 28,
                                                                                       1998               1998
                                                                                    ------------      ------------

                                     ASSETS
CURRENT ASSETS
        Cash and cash equivalents .............................................     $    290,245      $    239,984
        Accounts receivable, less allowance for doubtful accounts
                of $480,000 as of May 31, 1998 and February 28, 1998 ..........       13,757,463        12,791,483
        Notes receivable ......................................................          689,272           688,272
        Inventories ...........................................................       12,567,265        11,487,463
        Prepaid expenses ......................................................        1,392,972         1,365,027
        Deferred income taxes .................................................          676,000         1,029,038
                                                                                    ------------      ------------
                Total current assets ..........................................       29,373,217        27,601,267

PROPERTY AND EQUIPMENT, NET ...................................................        2,918,631         2,696,386

DEFERRED INCOME TAXES .........................................................        1,125,845         1,125,845
INTANGIBLE ASSETS, NET ........................................................        8,097,488         8,033,978
NOTES RECEIVABLE ..............................................................        2,322,824         2,567,271
OTHER ASSETS ..................................................................          860,996         1,001,141
                                                                                    ------------      ------------

TOTAL ASSETS ..................................................................     $ 44,699,001      $ 43,025,888
                                                                                    ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

        Lines of credit and short term debt ...................................     $  5,290,014      $  4,246,452
        Current maturities of long term debt ..................................        1,142,857         1,142,319
        Accounts payable ......................................................        4,312,799         4,902,485
        Accrued liabilities ...................................................        3,634,887         2,958,717
        Deferred income taxes .................................................          149,730           139,078
                                                                                    ------------      ------------

                Total current liabilities .....................................       14,530,287        13,389,051

NOTES PAYABLE .................................................................        6,552,787         6,788,219
SUBORDINATED LONG TERM DEBT ...................................................        6,683,171         6,611,098
DEFERRED INCOME TAXES .........................................................          619,754           604,445

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at May 31, 1998 and
                February 28, 1998 .............................................          336,660           336,660
        Common stock, 10,000,000 shares authorized, $.001 par value; 2,654,894 shares issued and outstanding at May 31, 1998 and
                February 28, 1998 .............................................            2,655             2,655
        Additional paid-in capital ............................................        8,746,876         8,746,876
        Retained earnings .....................................................        7,380,711         6,736,712
        Cost of stock held in treasury ........................................          (57,900)          (57,900)
        Accumulated other comprehensive income ................................          (96,000)         (131,928)
                                                                                    ------------      ------------
                                                                                    $ 16,313,002      $ 15,633,075
                                                                                    ============      ============
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................     $ 44,699,001      $ 43,025,888
                                                                                    ============      ============

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                     ------------------------------
                                                     MAY 31, 1998      MAY 31, 1997
                                                     ------------      ------------
Net Sales ......................................     $ 24,201,144      $  9,545,904
Cost of goods sold .............................       17,042,339         5,889,520
                                                     ------------      ------------
        Gross profit ...........................        7,158,805         3,656,384
Costs and expenses
        Shipping ...............................        1,724,836           740,254
        General and administrative .............        1,960,615         1,031,143
        Selling and marketing ..................        1,966,459         1,066,884
        Other expenses .........................           14,500             2,763
                                                     ------------      ------------
        Operating income .......................        1,492,395           815,340

Interest income ................................           28,516            59,533
Interest expense ...............................         (445,124)          (14,412)
                                                     ------------      ------------

        Income before provision for income taxes        1,075,787           860,461

Provision for income taxes .....................         (429,287)         (335,580)
                                                     ------------      ------------

        Net income .............................     $    646,500      $    524,881
                                                     ============      ============

Basic and diluted earnings per common share ....     $       0.24      $       0.20
                                                     ============      ============

Weighted average number of shares outstanding ..        2,702,659         2,659,728
                                                     ============      ============

The accompanying notes are an integral part of these statements.

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                         ------------------------------
                                                         MAY 31, 1998      MAY 31, 1997
                                                          -----------      -----------
Cash flows from operating activities:
        Net income ..................................     $   646,500      $   524,881
        Adjustments to reconcile net income to
                net cash provided by (used in)
                operating activities:
        Depreciation and amortization ...............         292,280           13,156
        Deferred income taxes .......................         378,999           43,100
        Stock option compensation ...................            --             13,000
        Changes in assets and liabilities:
                Accounts receivable .................        (965,980)         166,068
                Notes receivable ....................         243,447             --
                Inventories .........................      (1,079,802)      (1,231,319)
                Other current assets ................         (27,945)        (333,123)
                Other assets ........................         140,145          (49,313)
                Accounts payable and
                    accrued liabilities .............          86,484          408,792
                                                          -----------      -----------
                Net cash provided by (used in)
                    operating activities ............        (285,872)        (444,758)
                                                          -----------      -----------
Cash flows from investing activities:
        Capital expenditures ........................        (346,490)        (220,872)
                                                          -----------      -----------
                Net cash used in investing activities        (346,490)        (220,872)
                                                          -----------      -----------
Cash flow from financing activities:
                Net borrowings under lines of credit        1,010,359             --
                Repayments of debt ..................        (289,308)          (9,887)
                Dividends ...........................          (2,500)            --
                                                          -----------      -----------
                Net cash provided by (used in)
                    financing activities ............         718,551           (9,887)
                                                          -----------      -----------
Translation adjustment ..............................         (35,928)            --
Net increase (decrease) in cash .....................          50,261         (675,517)
Cash and cash equivalents at beginning of period ....         239,984        4,901,131
                                                          -----------      -----------
Cash and cash equivalents at end of period ..........     $   290,245      $ 4,225,614
                                                          -----------      -----------
Supplemental disclosure of cash flow information:
                Interest Paid .......................     $   182,429      $      --
                                                          -----------      -----------
                Income taxes paid ...................     $      --        $   228,613
                                                          -----------      -----------

The accompanying notes are an integral part of these statements.

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

Note 1. BASIS OF PRESENTATION

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 1998, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 1998 balance sheets were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended May 31, 1998 are not necessarily indicative of the results for the full fiscal year ending February 28, 1999.

Note 2. ACQUISITIONS

         On October 21, 1997, pursuant to a Stock Purchase Agreement dated as of the same date between the Registrant and RCI Holdings, Inc., a Delaware corporation (the "Seller"), the Registrant purchased (the "Roberts Acquisition") all of the issued and outstanding stock of Roberts Consolidated Industries, Inc. ("Roberts"), a Delaware corporation and wholly owned subsidiary of the Seller. Roberts is engaged in the manufacture and sale of carpet installation products, including carpet adhesives and installation tools. Roberts operates three leased manufacturing facilities: one in City of Industry, California; one in Mexico, Missouri; and one in Bramalea, Ontario, Canada.

         Additionally, effective December 31, 1997, the Company acquired all of the issued and outstanding shares of Roberts Holland B.V. together with all licenses and intellectual property.

         The following unaudited pro forma consolidated results of operations of the Company assume the acquisitions had occurred March 1, 1997.

                                                THREE MONTHS ENDED
                                                   MAY 31, 1997
                                                ------------------
Sales.......................................       $23,425,219
Net income..................................       $   290,117
Net income per common share.................       $       .11

         The unaudited pro forma results have been prepared for comparative purposes only and include adjustments to show interest expense relating to new debt and other general and administrative charges expected to occur as a result of the acquisitions and to eliminate intercompany transactions. The results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented.

Note 3. INVENTORIES

         The major classes of inventories are as follows:

                                                  MAY 31,           FEBRUARY 28,
                                                   1998                 1998
                                                -----------          -----------
Raw materials and work-in-progress..........    $ 4,560,060          $ 3,896,608
Finished goods                                    8,007,205            7,590,855
                                                -----------          -----------
                                                $12,567,265          $11,487,463
                                                ===========          ===========

Note 4. EARNINGS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("FAS 128") which requires the dual presentation of basic and diluted earnings per share for the periods ending after December 15, 1997. Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during each period. In accordance with the provisions of FAS 128, the Company has retroactively restated earnings per share.

Note 5. COMPREHENSIVE INCOME

         During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items", which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheets, including foreign currency translation adjustments. During the first quarter of fiscal 1999 and fiscal 1998, the Company's comprehensive income totaled $682,428 and $524,881, respectively.

Note 6. FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) was issued in June 1997. This statement changes the way public companies report information about segments of their business in their annual financial statements. This statement is effective for the Company's fiscal year ending February 28, 1999. However, information is not to be presented for interim financial statements in the first year of implementation. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosures.

Note 7. RECLASSIFICATIONS

         Certain amounts in the 1997 presentation have been reclassified to conform to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Q.E.P. Co., Inc. ("the Company") manufactures, markets and distributes a broad line of specialty tools and related products for the home improvement market. The Company markets over 4,000 products primarily used for surface preparation and installation of ceramic tile, carpet, marble, masonry, drywall and paint. The Company's products are sold through home improvement retailers, specialty distributors, original equipment manufacturers and chain or independent hardware, tile, carpet and painting retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional. Dollar figures set forth below are rounded to the nearest thousand.

         This report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995 and which are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the Company's dependence upon certain key personnel, its ability to manage its growth, the successful integration of the Roberts Consolidated acquisition, and the risk of economic and market factors affecting the Company or its customers.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS ENDED MAY 31, 1997

         Net sales for the three months ended May 31, 1998 (the "fiscal 1999 period") were approximately $24,201,000, compared to $9,546,000 for the three months ended May 31, 1997 (the "fiscal 1998 period"), an increase of $14,655,000 or 153.5%. This increase was primarily the result of sales from the Company's newly acquired subsidiaries, Roberts Consolidated Industries, Inc. ("Roberts Consolidated") and Roberts Holland B.V. ("Roberts Holland") (collectively the "fiscal 1998 acquisitions"). Although selling prices remained relatively stable, there was an increase in the volume of sales to home center retailers and independent distributors. This was due to an increase in market penetration by these customers and new store openings by major home center chain customers.

         Gross profit for the fiscal 1999 period was approximately $7,159,000, compared to $3,656,000 for the fiscal 1998 period, an increase of $3,503,000 or 95.8%. As a percentage of net sales, gross profit decreased to 29.6% in the fiscal 1999 period from 38.3% in the fiscal 1998 period. This decrease was a result of the acquisition of Roberts Consolidated and Roberts Holland which have historically had lower gross profit margins than the Company.

         Shipping expenses for the fiscal 1999 period were approximately $1,725,000, compared to $740,000 for the fiscal 1998 period, an increase of $985,000 or 133.0%. As a percentage of net sales, these expenses decreased to 7.1% in the fiscal 1999 period from 7.8% in the fiscal 1998 period. Approximately 91% of the increase in shipping expenses was the result of the Company's fiscal 1998 acquisitions, and the balance was attributable to increased sales volume. Shipping expenses as a percentage of sales decreased due to freight costs as a percentage of sales being lower at the acquired companies.

         General and administrative expenses for the fiscal 1999 period were approximately $1,961,000, compared with $1,031,000 for the fiscal 1998 period, an increase of $930,000 or 90.2%. As a percentage of net sales, these expenses decreased to 8.1% in the fiscal 1999 period from 10.8% in the fiscal 1998 period reflecting the leveraging of these costs over greater sales. The actual increase in these expenses was predominantly the result of costs associated with the addition of the personnel for Roberts Consolidated and Roberts Holland.

         Selling and marketing costs for the fiscal 1999 period were approximately $1,966,000, compared to $1,067,000 for the fiscal 1998 period, an increase of $899,000 or 84.3%. As a percentage of net sales, these expenses decreased to 8.1% in the fiscal 1999 period from 11.2% in the fiscal 1998 period. The percentage decrease was a result of lower selling and marketing costs as a percentage of sales at Roberts Consolidated. This was a result of the small sales force maintained by Roberts Consolidated prior to the acquisition. The increase in these expenses is attributable to the Company's fiscal 1998 acquisitions.

         Interest income decreased $31,000 and interest expense increased $431,000 during the fiscal 1999 period compared to the fiscal 1998 period. Interest income was higher in the prior period because the Company invested its excess cash which was primarily available prior to the acquisition of Roberts Consolidated. Interest expense increased as a result of the increase in borrowings associated with the acquisitions.

         Provision for income taxes was approximately $429,000 in the fiscal 1999 period, compared to $336,000 in the fiscal 1998 period, an increase of $93,000 or 27.7%. The effective tax rate was approximately 39.9% for the fiscal 1999 period compared to 39.0% for the fiscal 1998 period. The effective tax rate is based upon the most recent effective tax rates available.

         Net income for the fiscal 1999 period increased to $647,000 from $525,000 in the fiscal 1998 period, an increase of $122,000 or 23.2%. Net income as a percentage of net sales decreased to 2.7% in fiscal 1999 compared to 5.5% in fiscal 1998, reflecting a lower gross profit margin, higher interest expenses and lower interest income, offset by lower shipping, general and administrative, and selling and marketing expenses as a percentage of sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital as of May 31, 1998 increased from approximately $14,212,000 at February 28,1998 to $14,843,000, an increase of $631,000, primarily as a result of the Company's operations. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

         Net cash used in operating activities during the three month period ended May 31, 1998 was $286,000 compared to $445,000 for the comparable period in fiscal 1998. The change in the use of cash by operating activities was primarily due to an increase in accounts receivable, associated with the increase in sales, and an increase in inventories. Net cash used in investing activities was $346,000 compared to $221,000 for the comparable period in fiscal 1998, primarily due to the purchase of computer equipment.

         Net cash provided by financing activities was $719,000 compared to $10,000 used in financing activities in the comparable period in fiscal 1998 due to increased borrowings predominantly under the Foreign Line of Credit (as hereafter defined).

         The Company has a revolving credit and term loan facility with one financial institution. The revolving credit facility permits borrowings of up to $10,000,000 against a fixed percentage of eligible accounts receivable and inventory as defined. Interest is payable at LIBOR plus 1.25% (6.9% at May 31, 1998). The revolving credit agreement terminates July 25, 2000. The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's bank credit facility also prohibits the payment of dividends except with the lender's consent. The Company had $5,158,000 available for future borrowings at May31,1998. In connection with the acquisition of Roberts Consolidated, the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. The Company also has a short term credit line with a European financial institution utilized by Roberts Holland, which permits borrowings of up to $2,500,000 ("Foreign Line of Credit"). The borrowings are collateralized by accounts receivable, inventory, machinery and equipment and a standby letter of credit from the Company's domestic financial institution.

         The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the growth in inventory and accounts receivable balances, and to finance anticipated capital expenditures for the foreseeable future.

MANAGEMENT INFORMATION SYSTEMS

         The Company believes that advanced information processing is essential to maintaining its competitive position. The Company participates in the electronic data interchange program maintained by many of its larger customers, including Home Depot, Lowe's, HomeBase and Hechinger/Builders Square. The Company has upgraded its domestic management information systems during fiscal 1998, to ensure proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective actions, including replacement of certain systems at its foreign locations. The Company does not expect the costs associated with ensuring year 2000 compliance to have a material effect on its financial position or results of operations. All costs for corrective actions associated with year 2000 compliance will be funded with cash flow generated from operations and expenses as incurred. Although the Company believes that the information systems of its major customers and vendors (insofar as they relate to the Company's business) comply with year 2000 requirements, there can be no assurance that the year 2000 issue will not affect the information systems of such customers and vendors as they relate to the Company's business, or that any such impact on such customers' and vendors' information systems would not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     LIST OF EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

 2.1.1 Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc. *

 3.1             Certificate of Incorporation of the Company**

 3.2             By-Laws of the Company ***

 4.1             Specimen Common Stock Certificate **

 4.1.1 Form of Warrant issued by the Company to the representative of the underwriters of the Company's initial public offering**

 27              Financial Data Schedule (SEC use only)

* Incorporated by reference to Exhibit 2.1 filed with the Company's Report on Form 8-K filed on November 3, 1997.

** Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-07477).

*** Incorporated by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 28, 1997.

**** Filed with the Company's Report on Form 8-K filed on November 3, 1997 (except that Exhibit 2.1.1 above was numbered 2.1 in the Form 8-K), and incorporated herein by reference.

----------

        (b)     REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended May 31, 1998.

                                   SIGNATURES

                        Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Q.E.P. CO., INC.

Dated:  July 14, 1998                   By: /s/ Lewis Gould
                                            ------------------------------------
                                            Lewis Gould, President,
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)



Dated:  July 14, 1998                   By: /s/ Marc P. Applebaum
                                            ------------------------------------
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION                                    LOCATION
-------     -----------                                    --------
  27        Financial Data Schedule                           *1

--------
*1  Filed electronically pursuant to Item 401 of Regulation S-T.