Form 10-Q
period 1998-08-31
QEP CO INC
filed 1998-10-14
CIK 1017815

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:               August 31, 1998
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

                               Yes   X         No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 6, 1998: 2,654,894 shares of common stock, par value $.001 per share.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets (Unaudited)
              August 31, 1998 and February 28, 1998..........................  3
      Consolidated Statements of Income (Unaudited)
              For the Six and Three Months Ended August 31, 1998 and 1997....  4
      Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended August 31, 1998 and 1997..............  5

      Notes to Consolidated Financial Statements.............................  6

      Item 2 - Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...........................   8

      Item 3 - Qualitative and Quantitative Disclosures about Market Risk...  12

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings............................................  13

      Item 4 - Submission of Matters to a Vote of Security Holders..........  13

      Item 6 - Exhibits and Reports on Form 8-K.............................  14

      Signatures............................................................  15

PART I.           FINANCIAL INFORMATION
ITEM I.           FINANCIAL STATEMENTS

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AUGUST 31, 1998 AND FEBRUARY 28, 1998
                                   (UNAUDITED)

                                                                                  AUGUST 31, 1998           FEBRUARY 28, 1998
                                                                                  ---------------           -----------------
                                     ASSETS

CURRENT ASSETS

      Cash and cash equivalents..................................................   $     274,000          $       239,984
      Accounts receivable, less allowance for
         doubtful accounts of  $437,000 and $480,000 at
         August 31, 1998 and February 28, 1998...................................      14,561,627               12,791,483
      Notes receivable...........................................................         741,072                  688,272
      Inventories................................................................      11,653,739               11,487,463
      Prepaid expenses...........................................................       1,297,835                1,365,027
      Deferred Income Taxes......................................................         562,000                1,029,038
                                                                                    -------------          ---------------
         Total current assets....................................................      29,090,273               27,601,267

PROPERTY AND EQUIPMENT, NET......................................................       2,986,840                2,696,386

DEFERRED INCOME TAXES............................................................       1,181,860                1,125,845
INTANGIBLE ASSETS, NET...........................................................       8,205,445                8,033,978
NOTES RECEIVABLE.................................................................       2,190,482                2,567,271
OTHER ASSETS.....................................................................         720,531                1,001,141
                                                                                    -------------          ---------------

TOTAL ASSETS ....................................................................   $  44,375,431          $    43,025,888
                                                                                    =============          ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

      Lines of credit and short term debt........................................   $   4,783,365          $     4,246,452
      Current maturities of long term debt.......................................       1,142,857                1,142,319
      Accounts payable...........................................................       4,557,157                4,902,485
      Accrued liabilities........................................................       3,503,268                2,958,717
      Deferred income taxes......................................................         149,730                  139,078
                                                                                    -------------          ---------------

         Total current liabilities...............................................      14,136,377               13,389,051

NOTES PAYABLE....................................................................       6,247,073                6,788,219
SUBORDINATED LONG TERM DEBT......................................................       6,755,244                6,611,098
DEFERRED INCOME TAXES............................................................         623,189                  604,445
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

      Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660
         shares issued and outstanding at August 31, 1998 and February 28, 1998..         336,660                  336,660
      Common stock, 10,000,000 shares authorized, $.001 par value; 2,654,894
         shares issued and outstanding at August 31, 1998 and February 28, 1998..           2,655                    2,655
      Additional paid-in capital.................................................       8,746,876                8,746,876
      Retained earnings..........................................................       7,860,257                6,736,712
      Cost of stock held in treasury.............................................        ( 57,900)                 (57,900)
      Accumulated other comprehensive income.....................................        (275,000)                (131,928)
                                                                                    -------------          ---------------
                                                                                    $  16,613,548          $    15,633,075
                                                                                    -------------          ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................   $  44,375,431          $    43,025,888
                                                                                    =============          ===============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE SIX MONTHS AND THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                         ----------------                       ------------------
                                              AUGUST 31, 1998     AUGUST 31, 1997     AUGUST 31, 1998      AUGUST 31, 1997
                                              ---------------     ---------------     ---------------      ---------------
Net Sales............................           $ 49,082,384        $ 17,388,257        $ 24,881,238          $ 7,842,353
Cost of goods sold...................             34,744,347          10,868,872          17,702,008            4,979,352
                                                ------------        ------------        ------------          -----------
  Gross profit.......................             14,338,037           6,519,385           7,179,230            2,863,001
Costs and expenses...................
  Shipping...........................              3,508,566           1,379,807           1,783,729              639,553
  General and administrative.........              4,203,199           1,859,890           2,242,587              828,747
  Selling and marketing..............              3,957,702           1,881,636           1,991,240              814,752
  Other expenses.....................                 31,033               4,442              13,262                1,679
                                                ------------        ------------        ------------          -----------

Operating income.....................              2,637,537           1,393,610           1,148,412              578,270
Interest income......................                 60,152             143,486              28,364               83,953
Interest expense.....................               (892,740)            (28,306)           (447,616)             (13,894)
                                                ------------        ------------        ------------          -----------

Income before provision for income
taxes................................              1,804,949           1,508,790             729,160              648,329

Provision for income taxes...........                678,902             588,428             249,615              252,848
                                                ------------        ------------        ------------          -----------

NET INCOME...........................           $  1,126,047        $    920,362        $    479,545          $   395,481
                                                ============        ============        ============          ===========

Basic and diluted net income per
common share.........................                  $0.42               $0.34               $0.18                $0.15

Weighted average number of shares                  2,704,266           2,665,119           2,705,873            2,670,510
outstanding..........................           ============        ============        ============          ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                  AUGUST 31, 1998          AUGUST 31, 1997
                                                                                  ---------------          ---------------
Cash flows from operating activities:
    Net income.........................................................           $     1,126,047             $    920,362
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Gain on sale of equipment..........................................                   (79,049)                       0
    Depreciation and amortization......................................                   582,776                   29,131
    Bad debt expense...................................................                   179,775                   10,921
    Deferred income taxes..............................................                   440,419                   43,100
    Stock option compensation..........................................                         0                   51,800
    Changes in assets and liabilities:
      Accounts receivable..............................................                (1,949,919)                 790,474
      Inventories......................................................                  (219,257)              (1,571,384)
      Other current assets.............................................                    67,192                 (568,560)
      Other assets.....................................................                    28,729                  (98,633)
      Accounts payable and accrued liabilities.........................                   199,222                   90,649
                                                                                  ---------------             ------------

      Net cash provided by (used in) operating activities..............                   375,935                 (302,140)
                                                                                  ---------------             ------------

Cash flows from investing activities:
    Capital expenditures...............................................                  (585,676)                (265,018)
    Proceeds from sale of fixed assets.................................                    80,734                        0
                                                                                  ---------------             ------------

      Net cash used in investing activities............................                  (504,942)                (265,018)
                                                                                  ---------------             ------------

Cash flow from financing activities:
      Net borrowings under lines of credit.............................                   476,820                        0
      Repayments of long-term debt.....................................                  (582,671)                       0
      Payments on notes receivable.....................................                   414,448                        0
      Dividends........................................................                    (2,502)                       0
                                                                                  ---------------             ------------

      Net cash provided by financing activities........................                   306,095                        0
                                                                                  ---------------             ------------

Translation adjustment.................................................                  (143,072)                       0

Net increase (decrease) in cash........................................                    34,016                 (567,158)
Cash and cash equivalents at beginning of period.......................                   239,984                4,901,131
                                                                                  ---------------             ------------
Cash and cash equivalents at end of period.............................           $       274,000             $  4,333,973
                                                                                  ===============             ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest Paid....................................................           $       390,569             $          0
      Income taxes paid................................................           $        50,000             $    638,500




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 1998, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 1998 balance sheets were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the six and three months ended August 31, 1998 are not necessarily indicative of the results for the full fiscal year ending February 28, 1999.

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

         The following unaudited pro forma consolidated results of operations of the Company assume the acquisitions had occurred March 1, 1997.

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         AUGUST 31, 1997                AUGUST 31, 1997
                                                                         ---------------                ---------------
Sales................................................                    $   22,638,995                 $    46,064,214
Net income...........................................                    $      333,280                 $       651,328
Net income per common share..........................                    $          .12                 $           .24

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

Note 3.  INVENTORIES

         The major classes of inventories are as follows:

                                                         AUGUST 31, 1998           FEBRUARY 28, 1998
                                                         ---------------           -----------------
Raw materials and work-in-progress...................     $   3,958,787            $      3,896,608
Finished goods.......................................         7,694,952                   7,590,855
                                                          -------------            ----------------
                                                          $  11,653,739            $     11,487,463
                                                          =============            ================

Note 4.  EARNINGS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("FAS 128") which requires the dual presentation of basic and diluted earnings per share for the periods ending after December 15, 1997. Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. For the six months and the three months ended August 31, 1998 and August 31, 1997, the weighted average number of shares of common stock outstanding amounted to 2,654,894. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during each period. For the six months ended August 31, 1998 and August 31, 1997, the weighted average number of shares of common stock outstanding amounted to 2,704,266 and 2,665,119 respectively. For the three months ended August 31, 1998 and August 31, 1997, the weighted average number of shares of common stock outstanding amounted to 2,705,873 and 2,670,510 respectively. In accordance with the provisions of FAS 128, the Company has retroactively restated earnings per share.

Note 5.  COMPREHENSIVE INCOME

         During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheets, including foreign currency translation adjustments. For the six months ended August 31, 1998 and August 31, 1997, the Company's comprehensive income totaled $982,974 and $920,362 respectively. For the three months ended August 31, 1998 and August 31, 1997, comprehensive income amounted to $300,545 and $395,481 respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Q.E.P. Co., Inc. ("the Company") manufactures, markets and distributes a broad line of specialty tools and related products for the home improvement market. The Company markets over 4,000 products primarily used for surface preparation and installation of ceramic tile, carpet, marble, drywall and paint. The Company's products are sold through home improvement retailers, specialty distributors, original equipment manufacturers and chain or independent hardware, tile, carpet and painting retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional. Dollar figures set forth below are rounded to the nearest thousand.

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

RESULTS OF OPERATIONS

      SIX MONTHS ENDED AUGUST 31, 1998 COMPARED TO SIX MONTHS ENDED AUGUST 31, 1997

         Net sales for the six months ended August 31, 1998 (the "fiscal 1999 period") were approximately $49,082,000, compared to approximately $17,388,000 for the six months ended August 31, 1997 (the "fiscal 1998 period"), an increase of $31,694,000 or 182.2%. This increase was primarily the result of sales from the Company's newly acquired subsidiaries, Roberts Consolidated Industries, Inc. ("Roberts Consolidated") and Roberts Holland B.V. ("Roberts Holland") (collectively the "fiscal 1998 acquisitions"). Although selling prices remained relatively stable, there was an increase in the volume of sales to home center retailers and independent distributors. This was due to an increase in market penetration by these customers and new store openings by major home center chain customers.

         Gross profit for the fiscal 1999 period was approximately $14,338,000, compared to $6,519,000 for the fiscal 1998 period, an increase of $7,819,000 or 119.9%. As a percentage of net sales, gross profit decreased to 29.2% in the fiscal 1999 period from 37.5% in the fiscal 1998 period. This decrease was a result of the acquisition of Roberts Consolidated and Roberts Holland whose products have historically had lower gross profit margins than the Company.

         Shipping expenses for the fiscal 1999 period were approximately $3,509,000, compared to $1,380,000 for the fiscal 1998 period, an increase of $2,129,000 or 154.3%. As a percentage of net sales, these expenses decreased to 7.2% in the fiscal 1999 period from 7.9% in the fiscal 1998 period. Approximately 83% of the increase in shipping expenses was the result of the Company's fiscal 1998 acquisitions, and the balance was attributable to increased sales volume. Shipping expenses as a percentage of sales decreased due to freight costs as a percentage of sales being lower at the acquired companies.

         General and administrative expenses for the fiscal 1999 period were approximately $4,203,000, compared with approximately $1,860,000 for the fiscal 1998 period, an increase of $2,343,000 or 126%. As a percentage of net sales, these expenses decreased to 8.6% in the fiscal 1999 period from 10.7% in the fiscal 1998 period, reflecting the leveraging of these costs over greater sales. The actual increase in these expenses was predominantly the result of costs associated with the addition of the personnel for Roberts Consolidated and Roberts Holland.

         Selling and marketing costs for the fiscal 1999 period were approximately $3,958,000, compared to $1,882,000 for the fiscal 1998 period, an increase of $2,076,000 or 110.3%. As a percentage of net sales, these expenses decreased to 8.1% in the fiscal 1999 period from 10.8% in the fiscal 1998 period. The percentage decrease was a result of lower selling and marketing costs as a percentage of sales at Roberts Consolidated. This was a result of the small sales force maintained by Roberts Consolidated prior to the acquisition. The increase in these expenses is attributable to the Company's fiscal 1998 acquisitions.

         Interest income for the fiscal 1999 period was approximately $60,000 compared to $143,000 in fiscal 1998. Interest expense for the fiscal 1999 period was approximately $893,000 compared to approximately $28,000 in fiscal 1998. Interest income was higher in the prior period because the Company invested its excess cash which was primarily available prior to the acquisition of Roberts Consolidated. Interest expense increased as a result of the increase in borrowings associated with the 1998 acquisitions.

         Provision for income taxes was approximately $679,000 in the fiscal 1999 period, compared to approximately $588,000 in the fiscal 1998 period, an increase of $90,000 or 15.4%. The effective tax rate was approximately 37.6% for the fiscal 1999 period compared to 39.0% for the fiscal 1998 period. The effective tax rate is based upon the most recent effective tax rates available.

      Net income for the fiscal 1999 period increased to $1,126,000 from $920,000 in the fiscal 1998 period, an increase of $206,000 or 22.4%. Net income as a percentage of net sales decreased to 2.3% in fiscal 1999 compared to 5.3% in fiscal 1998, reflecting a lower gross profit margin, higher interest expenses and lower interest income, offset by lower shipping, general and administrative, and selling and marketing expenses as a percentage of sales as described above.

              THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE
                         MONTHS ENDED AUGUST 31, 1997.

         Net sales for the three months ended August 31, 1998 (the "fiscal 1999 period") were approximately $24,881,000, compared to approximately $7,842,000 for the three months ended August 31, 1998 (the "fiscal 1998 period"), an increase of $17,039,000 or 217.3%. Of the total increase, $15,777,000 represents sales from the Company's fiscal 1998 acquisitions.

         Gross profit for the fiscal 1999 period was approximately $7,179,000, compared to approximately $2,863,000 in the fiscal 1998 period, an increase of $4,316,000 or 150.8%. As a percentage of net sales, gross profit decreased from 36.5% in fiscal 1998 to 28.9% in fiscal 1999 due to lower gross profits associated with sales of products from Roberts Consolidated and Roberts Holland.

         Shipping expenses for the fiscal 1999 period were approximately $1,784,000, compared to approximately $640,000 for the fiscal 1998 period, an increase of $1,144,000 or 178.8%. As a percentage of net sales, these expenses decreased to 7.2% in the fiscal 1999 period from 8.2% in the fiscal 1998 period. The actual increase was the result of increased sales volume due to the fiscal 1998 acquisitions. The percentage decrease is due to lower freight costs incurred by the acquired companies.

         General and administrative expenses for the fiscal 1999 period were approximately $2,243,000, compared to approximately $829,000 for the fiscal 1998 period, an increase of $1,414,000 or 170.6%. As a percentage of net sales, general and administrative expenses decreased from 10.6% in fiscal 1998 to 9.0% in fiscal 1999, reflecting the leveraging of these costs over greater sales. Of the total increase, approximately $940,000 represents general and administrative expenses incurred by the newly acquired subsidiaries. The remainder of the increase is as a result of costs associated with the Company's integration of the Roberts Consolidated and Roberts Holland administrative and operating functions. Approximately $150,000 of these expenses represent certain one-time operating charges incurred in connection with the relocation of Company personnel to corporate headquarters, the write-off of certain accounts receivable balances, and payroll expenses as a result of hiring new management personnel.

         Selling and marketing costs for the fiscal 1999 period were approximately $1,991,000, compared to approximately $815,000 for the fiscal 1998 period, an increase of $1,176,000 or 144.4%. As a percentage of net sales, these expenses decreased to 8.0% in the fiscal 1999 period from 10.4% in the fiscal 1998 period. Approximately 96% of the increase in selling and marketing expenses in the second quarter of fiscal 1999 compared to the same period in the prior year is attributable to the Company's fiscal 1998 acquisitions. The percentage decrease is as a result of lower selling and marketing costs as a percentage of sales at Roberts Consolidated.

         Interest income, for the fiscal 1999 period was approximately $28,000, compared to $84,000 for the fiscal 1998 period. Interest expense for the fiscal 1999 period was approximately $448,000 compared to approximately $14,000 in fiscal 1998. Interest income was higher in the prior period because the Company invested its excess cash, which was primarily available prior to the acquisition of Roberts Consolidated. Interest expense increased as a result of the increase in borrowings associated with the acquisitions.

         Provision for income taxes was approximately $250,000 in the fiscal 1999 period, compared to approximately $253,000 for the fiscal 1998 period, a decrease of $3,000 or 1.2%. The effective tax rate was approximately 34.2% for the fiscal 1999 period compared to 39.0% for the fiscal 1998 period. The change in the effective tax rates reflect the differences in tax rates at the Company's different subsidiaries, certain of which were acquired by the Company in the fiscal 1998 period.

         As a result of the above, net income for the fiscal 1999 period was approximately $480,000, compared to approximately $395,000 for the fiscal 1998 period, an increase of $84,000 or 21.5%.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital as of August 31, 1998 increased from approximately $14,212,000 at February 28, 1998 to $14,954,000, an increase of $742,000, primarily as a result of the Company's operations. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

         Net cash provided by operating activities during the six month period ended August 31, 1998 was $376,000 compared to a use in cash of $302,000 for the comparable period in fiscal 1998. The increase in cash provided by operating activities was primarily as a result of an increase in income from operations, offset by an increase in accounts receivable, which was associated with an increase in sales. Net cash used in investing activities was $505,000 compared to $265,000 for the comparable period in fiscal 1998, primarily due to the purchase of computer equipment.

         Net cash provided by financing activities was $306,000 compared to zero in the comparable period in fiscal 1998 due primarily to repayments made on the Company's term loan, offset by increased borrowings predominately under the foreign line of credit (as hereafter defined). These credit facilities did not exist in the prior period.

         The Company has a revolving credit and term loan facility with one financial institution. The revolving credit facility permits borrowings of up to $10,000,000 against a fixed percentage of eligible accounts receivable and inventory as defined. Interest is payable at LIBOR plus 1.25% (6.9% at August 31, 1998). The revolving credit agreement terminates July 25, 2000. The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's bank credit facility also prohibits the payment of dividends except with the lender's consent. The Company had $5,158,000 available for future borrowings at August 31, 1998. In connection with the acquisition of Roberts Consolidated, the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. The Company also has a short term credit line with a European financial institution utilized by Roberts Holland, which permits borrowings of up to $2,500,000 ("Foreign Line of Credit"). The borrowings are collateralized by accounts receivable, inventory, machinery and equipment and a standby letter of credit from the Company's domestic financial institution.

         The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the growth in inventory and accounts receivable balances, and to finance anticipated capital expenditures for the foreseeable future.

MANAGEMENT INFORMATION SYSTEMS - YEAR 2000

    The Company upgraded its domestic management information systems during fiscal 1998, which among other things ensured proper processing of transactions relating to the Year 2000 and beyond. The Company continues to evaluate appropriate courses of action, including the effect of Year 2000 on the Company's telecommunications system and replacement of certain systems at its foreign locations. The Company does not expect the costs associated with Year 2000 compliance of its foreign subsidiary or any necessary upgrades with respect to the Company's telecommunication system to have a material effect on its financial position or results of operations. All costs for corrective actions associated with Year 2000 compliance will be funded with cash flow generated from operations and expensed as incurred.

    The Company participates in the electronic data interchange program maintained by many of its larger customers, including Home Depot, Lowe's, HomeBase and Hechinger/Builders Square. The Company's principal customers have provided written notification advising the Company that they are in the process of addressing Year 2000 compliance. Failure by any of these principal customers to adequately address these Year 2000 issues, could have a material adverse effect on the Company.

    In addition, the Company will begin contacting its significant suppliers and other service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Accordingly, the Company is not yet in a position to fully assess any third party's compliance efforts with the Year 2000 issues or the actual expected impact on the Company if any third party's Year 2000 compliance efforts fail. However, based upon preliminary analysis, the Company does not believe that the costs, if any, that the Company would incur as a result of any failure of its suppliers to address their Year 2000 issues would have a material adverse effect on its financial position or result of operations. This assessment is based upon a preliminary inquiry into this matter, management may determine that this assessment is incorrect.

RISKS OF YEAR 2000 ISSUES

    The costs associated with Year 2000 compliance of the Company's foreign subsidiary and the costs associated with any Year 2000 non-compliance on the part of third parties with which the Company does business are based on management's best estimates, utilizing numerous assumptions of future events including the continued availability of certain resources, the existence of third party modification and contingency plans and other factors. However, there can be no guarantee that those estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability of, and the resources available to, third parties on which the Company relies to address Year 2000 issues, and similar uncertainties.

CONTINGENCY PLANS

    In an attempt to mitigate the above risks, the Company will develop contingency plans for its foreign locations and any unplanned interruptions arising from the date change as well as from the failure of any third party's compliance.

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

         Roberts Consolidated has been named as a defendant in CARGILL, INC. ET AL. V. ABCO CONSTRUCTION ET AL., a lawsuit filed in the United States District Court for the Southern District of Ohio Western Division on January 29, 1998. The lawsuit, brought under CERCLA and related state environmental laws, alleges that Roberts Consolidated and the other defendants disposed of hazardous substances at a site located in Dayton, Ohio. The plaintiffs are seeking monetary damages against the defendants, primarily in an amount equal to their respective equitable share of the cost of the environmental clean up of the site. The Company previously reported that based on preliminary investigations, it believed that the entity identified as Roberts Consolidated, named a defendant in this lawsuit, was neither the same entity nor a predecessor to the entity acquired by the Company. The Company has learned that the successor in interest to the Roberts Consolidated which owned "the facility" in question, has responded to the complaint. Based on this information, the Company believes that it should have no further involvement in this matter.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on July 17, 1998. The following matters were voted upon at the Annual Meeting:

(i) The election of the following five members to the Company's Board of
Directors:

Mervyn D. Fogel            votes for:  2,465,859         votes withheld:  3,900
Lewis Gould                votes for:  2,465,859         votes withheld:  3,900
William P. Killian         votes for:  2,465,859         votes withheld:  3,900
Norman R. Snesil           votes for:  2,465,859         votes withheld:  3,900
Emil Vogel                 votes for:  2,465,659         votes withheld:  4,100

There were no broker non-votes on this proposal.

(ii) The ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for 1999:

    For:                           2,469,059
    Against:                             500
    Abstain:                             500

There were no broker non-votes on this proposal.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  LIST OF EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

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

    (b)  REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended August 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Q.E.P. CO., INC.

Dated: October 13, 1998    By: /S/ LEWIS GOULD
                               ---------------
                               Lewis Gould, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: October 13, 1998    By: /S/ MARC P. APPLEBAUM
                               ---------------------
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

27                         Financial Data Schedule