Form 10-Q
period 1998-11-30
QEP CO INC
filed 1999-01-13
CIK 1017815

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:               November 30, 1998
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

                                  Yes X   No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 6, 1999: 2,654,894 shares of common stock, par value $.001 per share.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets (Unaudited)
                  November 30, 1998 and February 28, 1998...............  3
      Consolidated Statements of Income (Unaudited)
                  For the Nine and Three Months Ended November 30,
                  1998 and 1997.........................................  4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended November 30, 1998
                  and 1997..............................................  5

      Notes to Consolidated Financial Statements........................  6

      Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................  8

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings........................................ 13

      Item 6 - Exhibits and Reports on Form 8-K......................... 13

      Signatures........................................................ 14

PART I.           FINANCIAL INFORMATION
ITEM I.           FINANCIAL STATEMENTS

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     NOVEMBER 30, 1998 AND FEBRUARY 28, 1998
                                   (UNAUDITED)

                                                                                   NOVEMBER 30, 1998 FEBRUARY 28, 1998
                                                                                   ----------------- ----------------
                        ASSETS
CURRENT ASSETS
      Cash and cash equivalents ...................................................   $    995,784    $    239,984
      Accounts receivable, less allowance for
         doubtful accounts of  $437,000 and $480,000 at
         November 30, 1998 and February 28, 1998 ..................................     13,191,952      12,791,483
      Notes receivable ............................................................        678,114         688,272
      Inventories .................................................................     12,103,114      11,487,463
      Prepaid expenses ............................................................      1,153,206       1,365,027
      Deferred income taxes .......................................................        562,000       1,029,038
                                                                                      ------------    ------------
         Total current assets .....................................................     28,684,170      27,601,267

PROPERTY AND EQUIPMENT, NET .......................................................      3,384,566       2,696,386

DEFERRED INCOME TAXES .............................................................      1,181,860       1,125,845
INTANGIBLE ASSETS, NET ............................................................      8,570,920       8,033,978
NOTES RECEIVABLE ..................................................................      1,997,659       2,567,271
OTHER ASSETS ......................................................................        720,549       1,001,141
                                                                                      ------------    ------------
TOTAL ASSETS ......................................................................   $ 44,539,724    $ 43,025,888
                                                                                      ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

      Lines of credit .............................................................   $  4,415,000    $  4,246,452
      Current maturities of long term debt ........................................      1,255,483       1,142,319
      Accounts payable ............................................................      4,101,706       4,902,485
      Accrued liabilities .........................................................      4,103,339       2,958,717
      Deferred income taxes .......................................................        149,730         139,078
                                                                                      ------------    ------------
         Total current liabilities ................................................     14,025,258      13,389,051

NOTES PAYABLE .....................................................................      5,775,286       6,788,219
SUBORDINATED LONG TERM DEBT .......................................................      6,827,317       6,611,098
DEFERRED INCOME TAXES .............................................................        623,189         604,445
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660
         shares issued and outstanding at November 30, 1998 and February 28, 1998 .        336,660         336,660
      Common stock, 10,000,000 shares authorized, $.001 par value; 2,654,894
         shares issued and outstanding at November 30, 1998 and February 28, 1998 .          2,655           2,655
      Additional paid-in capital ..................................................      8,746,876       8,746,876
      Retained earnings ...........................................................      8,497,383       6,736,712
      Cost of stock held in treasury ..............................................        (57,900)        (57,900)
      Accumulated other comprehensive income ......................................       (237,000)       (131,928)
                                                                                      ------------    ------------
                                                                                      $ 17,288,674    $ 15,633,075
                                                                                      ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................   $ 44,539,724    $ 43,025,888
                                                                                      ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE NINE MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED               THREE MONTHS ENDED
                                                            NOVEMBER 30,                    NOVEMBER 30,
                                                   ----------------------------    ----------------------------
                                                        1998            1997            1998            1997
                                                   ------------    ------------    ------------    ------------
Net sales .........................................$ 73,128,758    $ 31,441,836    $ 24,106,293    $ 14,053,579
Cost of goods sold ................................  51,529,234      20,514,673      16,842,804       9,645,801
                                                   ------------    ------------    ------------    ------------
  Gross profit ....................................  21,599,524      10,927,163       7,263,489       4,407,778
Costs and expenses
  Shipping ........................................   5,389,528       2,445,795       1,880,962       1,065,988
  General and administrative ......................   6,179,622       3,002,002       1,978,423       1,142,112
  Selling and marketing ...........................   5,910,031       3,094,879       1,952,329       1,213,243
  Other expenses ..................................      57,580           4,442          26,548               0
                                                   ------------    ------------    ------------    ------------
Operating income ..................................   4,062,763       2,380,045       1,425,227         986,435
Interest income ...................................      90,919         191,903          30,767          48,417
Interest expense ..................................  (1,317,082)       (187,750)       (424,342)       (159,444)
                                                   ------------    ------------    ------------    ------------
Income before provision for income taxes ..........   2,836,600       2,384,198       1,031,652         875,408

Provision for income taxes ........................   1,064,930         932,887         386,028         344,459
                                                   ------------    ------------    ------------    ------------
NET INCOME ........................................$  1,771,670    $  1,451,311    $    645,624    $    530,949
                                                   ============    ============    ============    ============
Basic and diluted net income per common share .....$       0.66    $       0.54    $       0.24    $       0.20

Weighted average number of shares outstanding .....   2,689,498       2,677,573       2,659,963       2,702,481
                                                   ============    ============    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                               ------------------------------------
                                                               NOVEMBER 30, 1998  NOVEMBER 30, 1997
                                                               -----------------  -----------------
Cash flows from operating activities:
    Net income ................................................   $  1,771,670      $  1,451,311
    Adjustments to reconcile net income to net cash
      provided by  operating activities:
    Gain on sale of equipment .................................        (91,571)                0
    Depreciation and amortization .............................        980,414           227,184
    Bad debt expense ..........................................        145,244                 0
    Deferred income taxes .....................................        440,419           127,631
    Stock option compensation .................................              0            51,800
    Changes in assets and liabilities, net of acquisitions
      Accounts receivable .....................................       (759,713)         (113,921)
      Inventories .............................................       (656,010)         (830,006)
      Prepaid expenses ........................................        191,988          (145,681)
      Other assets ............................................        149,445            (1,430)
      Accounts payable and accrued liabilities ................       (286,891)         (395,323)
                                                                  ------------      ------------
      Net cash provided by  operating activities ..............      1,884,995           371,565
                                                                  ------------      ------------
Cash flows from investing activities:
    Capital expenditures ......................................       (907,020)         (439,236)
    Proceeds from sale of fixed assets ........................         80,734                 0
    Acquisition, net of cash acquired .........................              0       (19,297,853)
                                                                  ------------      ------------
      Net cash used in investing activities ...................       (826,286)      (19,737,089)
                                                                  ------------      ------------
Cash flow from financing activities:
      Net borrowings under lines of credit ....................        168,548           500,000
      Borrowings of long-term debt ............................              0        14,515,000
      Repayments of long-term debt ............................     (1,002,768)          (28,745)
      Payments on notes receivable ............................        647,383            30,000
      Dividends ...............................................        (11,000)                0
                                                                  ------------      ------------
      Net cash (used in) provided by financing activities .....       (197,837)       15,016,255
                                                                  ------------      ------------
Translation adjustment ........................................       (105,072)          (83,000)

Net increase (decrease) in cash ...............................        755,800        (4,432,269)
Cash and cash equivalents at beginning of period ..............        239,984         4,901,131
                                                                  ------------      ------------
Cash and cash equivalents at end of period ....................   $    995,784      $    468,862
                                                                  ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid ...........................................   $  1,092,000      $     24,024
      Income taxes paid .......................................   $    100,000      $  1,062,113

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 1998, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the nine and three months ended November 30, 1998 are not necessarily indicative of the results for the full fiscal year ending February 28, 1999.

Note 2.  ACQUISITIONS

         On October 21, 1997, pursuant to a Stock Purchase Agreement dated as of the same date between the Registrant and RCI Holdings, Inc., a Delaware corporation (the "Seller"), the Registrant purchased (the "Roberts Acquisition") all of the issued and outstanding stock of Roberts Consolidated Industries, Inc. ("Roberts Consolidated"), a Delaware corporation and wholly owned subsidiary of the Seller. Roberts Consolidated is engaged in the manufacture and sale of carpet installation products, including carpet adhesives and installation tools. Roberts Consolidated operates three leased manufacturing facilities: one in City of Industry, California; one in Mexico, Missouri; and one in Bramalea, Ontario, Canada.

         Additionally, effective December 31, 1997, the Company acquired all of the issued and outstanding shares of Roberts Holland B.V. together with all licenses and intellectual property.

         During the quarter ended November 30, 1998, the Company completed its allocation of the purchase price of Roberts Consolidated and adjusted various assets and liabilities to their fair value at the date of acquisition. The result of this allocation was to increase goodwill by approximately $653,000.

         The following unaudited pro forma consolidated results of operations of the Company assume the acquisitions had occurred March 1, 1997.

                                     Three Months Ended       Nine Months Ended
                                     November 30, 1997        November 30, 1997

Sales...............................    $  24,058,768            $ 70,122,982
Net income..........................    $     140,396            $    871,704
Net income per common share.........    $         .05            $        .33

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

Note 3.  INVENTORIES

         The major classes of inventories are as follows:

                                          NOVEMBER 30, 1998    FEBRUARY 28, 1998

Raw materials and work-in-progress.....    $   3,961,763         $    3,896,608
Finished goods.........................        8,141,351              7,590,855
                                           -------------         --------------
                                           $  12,103,114         $   11,487,463
                                           =============         ==============

Note 4.  INTEREST RATE SWAPS

         On October 30, 1998, the Company entered into interest rate swap agreements with its primary lender. Pursuant to the interest rate swap agreements, the Company, effective December 23, 1998, exchanged its floating rate interest obligation on an aggregate of $5.5 million in principal at an average fixed rate of 4.75% per annum for an average maturity of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred.

Note 5.  EARNINGS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("FAS 128") which requires the dual presentation of basic and diluted earnings per share for the periods ending after December 15, 1997. Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. For the nine months and the three months ended November 30, 1998 and November 30, 1997, the weighted average number of basic shares of common stock outstanding amounted to 2,654,894. For the nine months ended November 30, 1998 and November 30, 1997, the weighted average number of diluted shares of common stock outstanding amounted to 2,689,498 and 2,677,573 respectively. For the three months ended November 30, 1998 and November 30, 1997, the weighted average number of diluted shares of common stock outstanding amounted to 2,659,963 and 2,702,481 respectively. In accordance with the provisions of FAS 128, the Company has retroactively restated earnings per share.

Note 6.  COMPREHENSIVE INCOME

         During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheets, including foreign currency translation adjustments. For the nine months ended November 30, 1998 and November 30, 1997, the Company's comprehensive income totaled $1,666,598 and $1,368,311 respectively. For the three months ended November 30, 1998 and November 30, 1997, comprehensive income amounted to $683,624 and $447,949 respectively.

Note 7.  FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued in September 1998 and is effective for fiscal years beginning after June 15, 1999. This statement requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. The Company believes that the statement will not have a material effect on its financial statements when adopted.

Note 8.  RECLASSIFICATIONS

         Certain amounts in the 1997 presentation have been reclassified to conform to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Q.E.P. Co., Inc. (the "Company") manufactures, markets and distributes a broad line of specialty tools and related products for the home improvement market. The Company markets over 4,000 products primarily used for surface preparation and installation of ceramic tile, carpet, marble, drywall and paint. The Company's products are sold through home improvement retailers, specialty distributors, original equipment manufacturers and chain or independent hardware, tile, carpet and painting retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional. Dollar figures set forth below are rounded to the nearest thousand.

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

RESULTS OF OPERATIONS

      NINE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1997

         Net sales for the nine months ended November 30, 1998 (the "fiscal 1999 period") were approximately $73,129,000 compared to approximately $31,442,000 for the nine months ended November 30, 1997 (the "fiscal 1998 period"), an increase of $41,687,000 or 132.6%. Approximately $37,900,000 of this increase was the result of the Company's acquisition of Roberts Consolidated in October 1997 and Roberts Holland B.V. ("Roberts Holland") in January 1998 (collectively the "fiscal 1998 acquisitions"). Selling prices remained relatively stable from the fiscal 1998 period to the fiscal 1999 period and the balance of the increase in net sales was attributable to an increase in the volume of sales to home center retailers and independent distributors due to an increase in market penetration by these customers and new store openings by major home center chain customers.

         Gross profit for the fiscal 1999 period was approximately $21,600,000 compared to $10,927,000 for the fiscal 1998 period, an increase of $10,673,000 or 97.7%. As a percentage of net sales, gross profit decreased to 29.5% in the fiscal 1999 period from 34.8% in the fiscal 1998 period. This decrease was a result of the fiscal 1998 acquisitions whose products have historically had lower gross profit margins than the Company's products.

         Shipping expenses for the fiscal 1999 period were approximately $5,390,000 compared to $2,446,000 for the fiscal 1998 period, an increase of $2,944,000 or 120.4%. As a percentage of net sales, these expenses decreased to 7.4% in the fiscal 1999 period from 7.8% in the fiscal 1998 period. Approximately $2,496,000 of the increase in shipping expenses was the result of the Company's fiscal 1998 acquisitions and the balance was attributable to increased sales of other Company products. Shipping expenses as a percentage of sales decreased due to freight costs as a percentage of sales being lower at the fiscal 1998 acquisitions.

         General and administrative expenses for the fiscal 1999 period were approximately $6,180,000 compared with approximately $3,002,000 for the fiscal 1998 period, an increase of $3,178,000 or 105.9%. As a percentage of net sales, these expenses decreased to 8.5% in the fiscal 1999 period from 9.5% in the fiscal 1998 period, reflecting the leveraging of these costs over greater sales. Approximately $2,683,000 of the increase in these expenses was the result of personnel costs associated with the fiscal 1998 acquisitions. The remainder of the increase related to costs associated with the hiring of certain key management personnel and the write-off of certain accounts receivable balances.

         Selling and marketing costs for the fiscal 1999 period were approximately $5,910,000 compared to $3,095,000 for the fiscal 1998 period, an increase of $2,815,000 or 91.0%. Substantially all of the increase in these expenses is attributable to the Company's fiscal 1998 acquisitions. As a percentage of net sales, these expenses decreased to 8.1% in the fiscal 1999 period from 9.8% in the fiscal 1998 period. This percentage decrease resulted because selling and marketing costs as a percentage of sales were lower for Roberts Consolidated. The Company's lower selling and marketing costs at Roberts Consolidated were a result of the small sales force maintained by Roberts Consolidated prior to its acquisition by the Company.

         Interest income for the fiscal 1999 period was approximately $91,000 compared to $192,000 in fiscal 1998. Interest expense for the fiscal 1999 period was approximately $1,317,000 compared to approximately $188,000 in fiscal 1998. Interest income was higher in the prior period because the Company invested its excess cash which was primarily available prior to the acquisition of Roberts Consolidated. Interest expense increased as a result of the increase in borrowings associated with the fiscal 1998 acquisitions.

         Provision for income taxes was approximately $1,065,000 in the fiscal 1999 period compared to approximately $933,000 in the fiscal 1998 period, an increase of $132,000 or 14.1%. The effective tax rate was approximately 37.5% for the fiscal 1999 period compared to 39.1% for the fiscal 1998 period. The change in the effective tax rate reflects the differences in tax rates at the Company's different subsidiaries, certain of which were acquired by the Company in the fiscal 1998 period. The effective tax rate for fiscal 1999 is based upon the most current effective tax rates published.

         As a result of the above, net income for the fiscal 1999 period increased to $1,772,000 from $1,451,000 in the fiscal 1998 period, an increase of $321,000 or 22.1%. Further, net income as a percentage of net sales decreased to 2.4% in fiscal 1999 compared to 4.6% in fiscal 1998.

             THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997.

         Net sales for the three months ended November 30, 1998 (the "fiscal 1999 period") were approximately $24,106,000 compared to approximately $14,054,000 for the three months ended November 30 , 1998 (the "fiscal 1998 period"), an increase of $10,052,000 or 71.5%. Of the total increase, $8,570,000 represents sales from the Company's fiscal 1998 acquisitions. The remainder represents increased volume of sales to home center retailers and independent distributors due to an increase in market penetration by these customers.

         Gross profit for the fiscal 1999 period was approximately $7,263,000 compared to approximately $4,408,000 in the fiscal 1998 period, an increase of $2,855,000 or 64.8%. As a percentage of net sales, gross profit decreased from 31.4% in fiscal 1998 to 30.1% in fiscal 1999 due to lower gross profits associated with sales of the fiscal 1998 acquisitions' product lines.

         Shipping expenses for the fiscal 1999 period were approximately $1,881,000 compared to approximately $1,066,000 for the fiscal 1998 period, an increase of $815,000 or 76.5%. As a percentage of net sales, these expenses increased slightly to 7.8% in the fiscal 1999 period from 7.6% in the fiscal 1998 period. An increase amounting to $652,000 of the expense was the result of the fiscal 1998 acquisitions. The remainder of this expense was attributable to increased sales volume and costs associated with the establishment of a third home center shipping point at the Company's Missouri facility.

         General and administrative expenses for the fiscal 1999 period were approximately $1,978,000 compared to approximately $1,142,000 for the fiscal 1998 period, an increase of $836,000 or 73.2%. As a percentage of net sales, general and administrative expenses remained relatively stable at approximately 8.2% of net sales. Of the total increase, approximately $680,000 represents general and administrative expenses attributable to the Company's fiscal 1998 acquisitions. The remainder of the increase is primarily attributable to costs associated with the Company's integration of the fiscal 1998 acquisitions' administrative and operating functions and costs associated with the hiring of certain key management personnel.

         Selling and marketing costs for the fiscal 1999 period were approximately $1,952,000 compared to approximately $1,213,000 for the fiscal 1998 period, an increase of $739,000 or 60.9%. As a percentage of net sales, these expenses decreased to 8.1% in the fiscal 1999 period from 8.6% in the fiscal 1998 period. Substantially all of the increase in selling and marketing expenses is attributable to the Company's fiscal 1998 acquisitions. The percentage decrease is a result of lower selling and marketing costs as a percentage of sales at Roberts Consolidated as compared to the remainder of the Company.

         Interest income for the fiscal 1999 period was approximately $31,000 compared to $48,000 for the fiscal 1998 period. Interest expense for the fiscal 1999 period was approximately $424,000 compared to approximately $159,000 in fiscal 1998. Interest income was higher in the prior period because the Company invested its excess cash, which was available prior to the acquisition of Roberts Consolidated. Interest expense increased as a result of the increase in borrowings associated with the fiscal 1998 acquisitions.

         Provision for income taxes was approximately $386,000 in the fiscal 1999 period compared to approximately $344,000 for the fiscal 1998 period, an increase of $42,000 or 12.2%. The effective tax rate was approximately 37.4% for the fiscal 1999 period compared to 39.3% for the fiscal 1998 period. The change in the effective tax rates reflect the differences in tax rates at the Company's different subsidiaries, certain of which were acquired by the Company in the fiscal 1998 period.

         As a result of the above, net income for the fiscal 1999 period was approximately $646,000 compared to approximately $531,000 for the fiscal 1998 period, an increase of $115,000 or 21.7%.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital as of November 30, 1998 increased from approximately $14,212,000 at February 28, 1998 to $14,659,000, an increase of $447,000, primarily as a result of the Company's operations. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

         Net cash provided by operating activities during the fiscal 1999 period was $1,885,000 compared to $372,000 for the comparable fiscal 1998 period. The increase in cash provided by operating activities was primarily the result of an increase in income from operations adjusted for non-cash charges for depreciation and amortization, offset by an increase in accounts receivable, which was associated with an increase in sales, and an increase in inventory. Net cash used in investing activities was $826,000 compared to $19,737,000 for the comparable fiscal 1998 period. The fiscal 1998 amount was primarily due to the Roberts Consolidated acquisition whereas the fiscal 1999 amount is primarily due to the purchase of equipment.

         For the fiscal 1999 period, cash used in financing activities was $198,000 which was primarily the result of repayments of long-term debt offset by collections on notes receivable. Net cash provided by financing activities was $15,016,000 in the fiscal 1998 period due primarily to the increase in borrowings used to finance the Roberts Consolidated acquisition.

         The Company has a revolving credit and term loan facility with one financial institution. The revolving credit facility permits borrowings of up to $10,000,000 against a fixed percentage of eligible accounts receivable and inventory as defined. Interest is payable at LIBOR (6.8% at November 30, 1998) plus 1.25%. The revolving credit agreement terminates July 25, 2000. The credit facility is collateralized by receivables, inventories, equipment and certain real property. Under the terms of the agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the

Company's bank credit facility also prohibits the payment of dividends except with the lender's consent. The Company had $5,358,000 available for future borrowings at November 30, 1998. In connection with the acquisition of Roberts Consolidated, the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. The Company also has a short term credit line with a European financial institution utilized by Roberts Holland which permits borrowings of up to $2,500,000. Roberts Holland had $167,000 available for future borrowings at November 30, 1998. The borrowings are collateralized by accounts receivable, inventory, machinery and equipment and a standby letter of credit from the Company's domestic financial institution.

         On October 30, 1998, the Company entered into interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. The Company is exposed to credit loss in the event of nonperformance by any counterparty to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the nonperformance of the lender.

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

MANAGEMENT INFORMATION SYSTEMS - YEAR 2000

         The Company upgraded its domestic management information systems during fiscal 1999, which among other things, ensured proper processing of transactions relating to the Year 2000 and beyond. The Company continues to evaluate appropriate courses of action, including the effect of Year 2000 on the Company's telecommunications system and replacement of certain systems at its foreign locations. The Company does not expect the costs associated with Year 2000 compliance of its foreign subsidiary or any necessary upgrades with respect to the Company's telecommunication system to have a material effect on its financial position or results of operations. All costs for corrective actions associated with Year 2000 compliance will be funded with cash flow generated from operations and expensed as incurred.

         The Company participates in the electronic data interchange program maintained by many of its larger customers including Home Depot, Lowe's, HomeBase and Hechinger/Builders Square. The Company's principal customers have provided written notification advising the Company that they are in the process of addressing Year 2000 compliance. Failure by any of these principal customers to adequately address these Year 2000 issues could have a material adverse effect on the Company.

         In addition, the Company has contacted its significant suppliers and other service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is currently evaluating supplier responses to date and is not yet in a position to fully assess any third party's compliance efforts with the Year 2000 issues or the actual expected impact on the Company if any third party's Year 2000 compliance efforts fail. However, based upon preliminary analysis, the Company does not believe that the costs, if any, that the Company would incur as a result of any failure of its suppliers to address their Year 2000 issues would have a material adverse effect on its financial position or results of operations. This assessment is based upon a preliminary inquiry into this matter, management may determine that this assessment is incorrect and there can be no assurance that the final assessment of this matter will not differ significantly from the preliminary conclusions.

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

    (b)  REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended November 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Q.E.P. CO., INC.

Dated:   January 13, 1999      By:      /s/ LEWIS GOULD
                                        ----------------------------------------
                               Lewis Gould, Chief Executive Officer
                               and Director (Principal Executive Officer)

Dated:   January 13, 1999      By:      /s/ MARC P. APPLEBAUM
                                        ----------------------------------------
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                                  EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION                                        LOCATION
-------            -----------                                        --------
  27               Financial Data Schedule                               *1

*1    Filed electronically pursuant to Item 401 of Regulation S-T.