Form 10-K
period 1999-02-28
QEP CO INC
filed 1999-05-27
CIK 1017815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended February 28, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common stock held by non-affiliates as of May 3, 1999 is $10,231,942, computed by reference to the closing price for such shares on the NASDAQ National Market System as of such date. The registrant does not have any authorized or issued non-voting common equity securities.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 3, 1999 is: 2,664,894 shares of Common Stock, par value $0.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange commission in connection with the Registrant's Annual Meeting of Stockholders to be held on July 16, 1999 are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Founded in 1979, Q.E.P. Co., Inc. (the "Company" or "QEP") manufactures, markets and distributes a broad line of specialty tools and related products for the home improvement market. Under brand names including QEP(TM), O'TOOL(TM) and ROBERTS(TM), the Company markets over 4,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, marble and drywall. QEP's products include trowels, floats, tile cutters, wet saws, spacers, nippers, pliers, carpet trimmers and cutters, carpet adhesives, seaming tape, tack strip, knives and abrasives. These products are sold to home improvement retailers, including national and regional chains such as Home Depot, Lowe's and Hechinger/Home Quarters/Builders Square; specialty distributors to the hardware, construction, flooring and home improvement trades and chain or independent hardware, tile, and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional.

The Company has experienced significant growth in net sales since fiscal 1994 which management attributes to (i) strategic acquisitions, (ii) growth experienced by the Company's customers within the home improvement market, particularly among national and regional home center retailers such as Home Depot and Lowe's, (iii) the introduction of new products and the Company's success in cross-marketing its products among its channels of distribution, (iv) the Company's expansion of its customer base and market share through sales to additional home improvement retailers, distributors and OEMs, and (v) growth of the home improvement market as a whole.

On October 21, 1997, pursuant to a Stock Purchase Agreement dated as of the same date between Q.E.P. and RCI Holdings, Inc., a Delaware corporation, (the "Seller"), Q.E.P., purchased all of the issued and outstanding stock of Roberts Consolidated Industries, Inc. ("Roberts Consolidated" or "Roberts") , a Delaware corporation and wholly owned subsidiary of the Seller. Roberts is engaged in the manufacture and sale of carpet installation products, including carpet adhesives and installation tools. As a result of the acquisition of Roberts Consolidated, the Company expanded its product lines, increased its distribution channels and broadened its customer base. Roberts Consolidated sells its products primarily to flooring distributors throughout the world. Roberts Consolidated operates three leased manufacturing facilities: one in City of Industry, California; one in Mexico, Missouri; and one in Bramalea, Ontario, Canada.

Additionally, effective December 31, 1997, Q.E.P. acquired all of the issued and outstanding shares of Roberts Holland BV ("Roberts Holland") together with all licenses and intellectual property. Roberts Holland is a company headquartered in Rotterdam, Holland with subsidiaries in Germany, France and the United Kingdom. Roberts Holland produces and markets flooring installation tools and related products. This acquisition expanded the Company's manufacturing capabilities by providing a manufacturing base in Europe. Prior to being acquired by the Company, Roberts Consolidated and Roberts Holland were unrelated entities.

MARKET OVERVIEW

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to industry information published by the National Home Center News ("NHCN"), the United States home improvement market generated retail sales of over $157 billion in 1996 (the most recent year for which data is available to the Company). NHCN projects that these sales will reach approximately $196 billion by the year 2000. Over the next three years, home improvement sales at all dealers within the home improvement market segment are projected to increase 25% driven by an anticipated 53% increase within the top 10 retailers. While this data reflects the broad trend in the home improvement market in general, the Company believes that the trends within the specialty flooring segment are similar. Additionally, NHCN estimates that approximately 25 million homeowners will undertake some type of home improvement project in the next year and that globally, retail sales of the home improvement market are in excess of $300 billion.

The Company believes that growth in the home improvement market is being driven by several factors, including (i) aging of the United States housing stock which requires greater repair and maintenance expenditures, (ii) increased housing turnover of both new and existing homes, (iii) favorable demographic trends as "baby boomers," now reaching the 36 to 55 year old age category, historically accounting for the largest home improvement expenditures of any age group, and
(iv) changes in consumer preferences, which have caused an increase in the median size of new homes and which have contributed to demand for remodeling and expansion of older homes.

Within the home improvement market, distribution channels have continued to consolidate as a result of the success of the warehouse home center format used by large home improvement retailers. The increasing dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions and large-format stores. Estimates published by the NHCN indicate that the 10 largest retailers accounted for approximately 46.1% of all home improvement sales in 1996. Based on data available to the Company, the primary beneficiaries of this consolidation among home improvement retailers have been the top two or three companies (ranked by annual sales volume). Thus, while the home improvement market's retail sales have expanded, the market is being increasingly dominated by the largest retailers.

The Company's two largest customers, Home Depot and Lowe's, experienced compound annual sales growth rates of 26.7% and 21.0%, respectively, from 1997 to 1998, according to their published financial reports and both have announced plans to continue increasing the number of stores each operates. As consolidation continues among home improvement retailers, the Company expects that sales of the largest national and regional home improvement retailers will continue to increase at greater rates than the rate of sales growth in the overall market. The Company expects that the growth trends in the specialty flooring segment of the home improvement market and among its customer base will directly affect the Company's ability to generate growth in its sales and net income, its expansion strategy and the nature of its sales and marketing initiatives.

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

PURSUE ADDITIONAL STRATEGIC ACQUISITIONS. During the second half of fiscal 1998, the Company completed the acquisition of Roberts Consolidated and Roberts Holland. Through its acquisitions, the Company has broadened its product line, increased its customer base and increased its manufacturing and marketing capabilities. The Company intends to seek and evaluate acquisitions of both domestic and worldwide specialty tool and adhesive manufacturers, distributors and other companies whose products, distribution channels and brand names are complimentary to those of the Company and which will offer further opportunities for product cross selling, expansion of manufacturing and marketing operations and the addition of new customers.

INCREASE SALES BY EXPANDING PRODUCT LINES AND ADDING NEW CUSTOMERS. The Company seeks to expand its product lines by introducing new products which can be marketed to the Company's existing customer base. Through the acquisition of Roberts Consolidated and Roberts Holland, the Company expanded its line of flooring installation products, thereby increasing the number of products available to be offered to existing customers. In addition to expanding product offerings through acquisitions, the Company intends to internally develop and offer new products in response to customer demands. The Company believes that broadening its product lines will make it a more attractive supplier to the major home improvement retailers and specialty distributors, thereby increasing the Company's sales and market penetration.

CAPITALIZE ON CROSS-SELLING OPPORTUNITIES. The Company believes that there are significant opportunities for "cross selling" its products among its existing markets and channels of distribution. As part of its acquisition strategy, the Company seeks to identify acquisition candidates with complementary product lines and to "cross sell" acquired product lines to its existing customer base and its existing product lines to the customers of the acquired business.

EXPAND FOREIGN MARKET PRESENCE. Management believes that the international markets provide a significant opportunity to increase sales of its products and, through the acquisition of Roberts Holland, the Company acquired manufacturing and warehousing facilities in Europe. In addition, the Company has implemented foreign sales and marketing programs designed to increase the Company's presence in South America and the Pacific Rim. Additionally, the Company intends to pursue international sales opportunities through acquisitions, marketing initiatives and joint ventures.

ENHANCE MANUFACTURING CAPABILITIES. The Company currently has over 568,000 square feet of manufacturing capability located throughout the United States, in Canada and in Holland. The Company manufactures approximately 60% of its products.

PRODUCTS

The Company manufactures and distributes a broad line of over 4,000 specialty tools and related products. The Company's products are offered under brand names including QEP(TM), O'TOOL(TM) and ROBERTS(TM) and are used primarily for surface preparation and installation of ceramic tile, carpet, marble, masonry and drywall. The following table sets forth certain information concerning the Company's principal product groups, their markets and distribution channels.

                          TOOL OR RELATED PRODUCT GROUP

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

The Company maintains a limited research and development program through which it seeks to identify new product opportunities within its primary markets. Methods by which the Company seeks to identify product opportunities include soliciting product feedback from customers through its outside sales force and manufacturers' representatives, review of product brochures and catalogs issued by foreign and domestic manufacturers of specialty tools, review of product concepts with buyers employed by its customers, and attendance at industry trade shows and conventions at which new product concepts are introduced and discussed. The Company also considers participation in joint ventures and evaluation of product samples to be an important part of its effort to identify new product opportunities. The Company maintains a product quality control program primarily to verify the quality of its existing products and to develop ideas for additional products or enhancements to existing products.

RELATIONSHIP WITH MAJOR CUSTOMERS

In 1983, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the world based on annual sales volume. In 1993, the Company added Lowe's as a customer, which is now the second largest home improvement retailer in the world. Home Depot and Lowe's are the Company's two largest customers accounting for 28.0% and 4.0% of the Company's fiscal 1999 net sales, respectively.

Because of the importance of home improvement retailers to its business, the Company has, in consultation with its major customers, developed customer service programs to ensure that the specific needs of these customers are given a high priority with direct attention from senior officers of the Company. Features of the Company's customer service programs for its major customers include providing a range of in-store services, such as, assistance with inventory, maintenance of product displays, introduction of new products, maintaining inventories of tools and related products in multiple locations to permit rapid shipping, delivering orders promptly, holding education classes for retail store personnel, packaging with multilingual labels, prepaying delivery for product shipments with minimum purchase requirements, participating in cooperative promotions and special sales events, providing product research for buyers, operating a customer service hotline, providing parts and repair service, extension of advertising allowances, accepting orders electronically and billing through electronic data interchange, bar coding for each individual stock keeping unit, and incorporating anti-theft tags in packaging. The Company believes that its major customers place considerable value on service and promotional support and frequently evaluates its service and promotional activities in an effort to serve its customers more effectively.

The Company believes that the consolidation among home improvement retailers will continue and that the national and large regional home improvement retailers will continue to increase their market share in the near future. While each of Home Depot and Lowe's has announced plans to increase significantly the number of stores each operates over the next several years, as a result of the expansion of the Company's distribution channels through the acquisition of Roberts Consolidated and Roberts Holland, the effect of this expansion on the Company will not be as significant as in the past.

MANUFACTURING AND SUPPLIERS

The Company estimates that in fiscal 1999 it manufactured approximately 60% of its product line. The Company manufactures adhesives, carpet seaming tape and carpet installation tools at its main manufacturing facilities in Mexico, Missouri; City of Industry, California and Rotterdam, Holland. Carpet adhesives are produced at the facilities in City of Industry, California and Bramalea, Ontario, Canada. The majority of the Company's manufactured ceramic tile tools are produced in Mexico, Missouri. Plastic tile spacers and trim are manufactured at the facility in Boca Raton, Florida as well as a full line of ceramic floats and other miscellaneous ceramic tile tools.

The Company purchased finished products and components from approximately 240 different suppliers in fiscal 1999. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers and generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company's operations.

DISTRIBUTION, SALES AND MARKETING

The Company's specialty tools and related products are currently sold through four distinct distribution channels: (i) the Company's sales staff; (ii) independent manufacturing representatives; (iii) an in-house telemarketing sales force; and (iv) outside salaried and commissioned sales representatives. Management estimates that sales through its primary distribution channels in fiscal 1999 were as follows: 35% to national and regional home improvement retailers; 62% to specialty distributors and 3% to OEMs and other specialty retailers.

The Company maintains an in-house creative art department through which it produces and develops color product catalogs, signage, point of purchase materials and distinctive packaging to reinforce the Company's brand images. The Company has developed a direct mail marketing program under which approximately 4,000 product advertising flyers are mailed to customers, usually on a bimonthly basis.

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

COMPETITION

The Company believes that competition in the home improvement product market is based primarily on product quality, delivery capabilities, brand name recognition, and availability of retail shelf space. The Company believes that its competitive strengths are the quality of its products, its wide range of products, its delivery capabilities, and the brand recognition. The Company faces competition largely on a product-by-product basis from numerous manufacturing and distribution companies. The Company believes that the diversity of its product portfolio will allow it to compete effectively with its competitors, although some of such competitors may sell larger quantities of a particular product than the Company.

The Company is aware of a number of competitors, many of which are foreign and may have greater financial, marketing and other resources than the Company. Foreign sales, including Canada, accounted for approximately 19.6% of total sales during fiscal 1999. Sales generated by the Canadian subsidiary approximated 7.8% of total fiscal 1999 sales. The Company is continuing to penetrate more foreign markets and, as a result, the Company may experience competition from foreign companies, which could adversely affect the Company's gross margins on its foreign sales.

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

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, handling and disposal practices for solid, special and hazardous wastes, and imposing liability for the cost of cleaning up, and certain damages resulting from sites of past spills, disposal or other releases of hazardous substances (together, "Environmental Laws"). Sanctions which may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and clean up costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. The Company's manufacturing facilities are subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company believes that the cost of compliance with Environmental Laws to date has not been material to the Company. Except as described below, the Company is not currently aware of any situations requiring remedial or other action which would involve a material expense to the Company, or expose the Company to material liability under Environmental Laws. As the operations of the Company involve the storage, handling, discharge and disposal of substances which are subject to regulation under Environmental Laws, there can be no assurance that the Company will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

The Company has conducted testing at its facility in Bramalea, Ontario, Canada for potential leakage of hazardous materials. As a result, the Company believes that certain chemicals have contaminated both soil and ground water on its property and the contamination has spread to neighboring properties. During fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years. This plan was approved by the Canadian Ministry of Environment,
(MOE). The Company recorded a reserve for potential environmental liability at the acquisition date, and this amount was increased during fiscal 1999 based on an estimate for the cost of remediation.

INTELLECTUAL PROPERTY

The Company markets its specialty tools and related products under various trademarks owned by the Company or its subsidiaries, including QEP(TM), O'TOOL(TM) and ROBERTS(TM). The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill for products sold under its trademarks, has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. Roberts Consolidated has secured domestic and foreign patents relating to certain of its carpet seaming products. Although the patents are important to the operation of Roberts Consolidated, the Company does not believe that the loss of any one or more of these patents would have a material adverse effect on the Company. These patents are scheduled to expire in the years 2008 and 2013. Roberts Consolidated also licenses its name to various foreign distributors.

EMPLOYEES

As of May 3, 1999, the Company had 384 employees, including 79 administrative employees, 57 sales and marketing employees, 131 manufacturing employees and 117 employees engaged in packaging and shipping. Four of these employees work part time. The Company has not experienced any work stoppages and none of the Company's employees are represented by a union. The Company considers its relations with the employees to be good.

ITEM 2.  PROPERTIES

The Company currently leases facilities located in the United States, Canada and Europe which consist of an aggregate of approximately 568,000 square feet. The following table sets forth certain information concerning facilities leased by the Company.

                                                    SQUARE          ANNUALIZED             LEASE           RENEWAL
    LOCATION                  USE                    FEET              COST             EXPIRATION         OPTION
    --------                  ---                    ----              ----             ----------         ------
Boca Raton, FL          Executive offices;
                        warehouse                     77,000          $342,027           01/31/04             --

Carson, CA              Administrative; sales;
                        warehouse                     29,200           100,850           08/14/99             --

Sliedrecht, Holland     Administrative; sales;
                        manufacturing                 52,544           107,500           11/01/02             --

Sliedrecht, Holland     Warehouse                     37,532            83,333           01/01/02             --

Morfelden, Germany      Administrative;
                        warehouse                     13,300            94,219           04/01/00             --

Morfelden, Germany      Administrative; sales            300             8,478           10/01/00             --

Plaisir, France         Administrative; warehouse      1,700            27,100             Yearly             --

City of Industry,       Administrative; warehouse;
  California            manufacturing                150,820           607,353           03/31/01              Y

Mexico, Missouri        Administrative; warehouse;
                        manufacturing                155,000           305,957           03/31/03              Y

Bramalea, Ontario       Administrative; warehouse;
                        manufacturing                 51,000           129,346           05/31/03             --

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE AND DIVIDEND INFORMATION

The Company's Common Stock is traded on the Nasdaq National Market System. The following table sets forth the high and low sales price per share for the Common Stock for each quarter during fiscal year 1998 and 1999, as reported on the Nasdaq National Market System.

                                     FISCAL YEAR ENDED FEBRUARY 28,
                                     ------------------------------
                                 1998                            1999
                                 ----                            ----
                         HIGH             LOW            HIGH              LOW
                         ----             ---            ----              ---
First Quarter           $  9.000       $ 6.250         $ 10.625         $ 7.750
Second Quarter          $  9.500       $ 7.250         $ 10.375         $ 7.500
Third Quarter           $ 10.625       $ 8.250         $  8.000         $ 6.125
Fourth Quarter          $  9.000       $ 7.250         $  9.250         $ 7.125

On May 3, 1999, the closing price of the Common Stock on the Nasdaq National Market System was $7.625 per share. As of that date, there were 31 holders of record of the Common Stock and approximately 877 beneficial owners of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for each of the years in the five year period ended February 28, 1999. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report.

                                                                           FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                              -------------------------------------------------------------
                                                                 1995         1996         1997         1998         1999
                                                                 ----         ----         ----         ----         ----
OPERATING DATA:                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net Sales............................................         $  19,247    $  25,272    $  33,140    $  53,691    $  98,000

Cost of goods sold...................................            12,105       15,977       20,119       35,954       68,549
                                                              ---------    ---------    ---------    ---------    ---------
Gross profit.........................................             7,142        9,295       13,021       17,737       29,451

Shipping.............................................             1,488        1,746        2,440        4,020        7,592

General and administrative...........................             2,436        3,106        4,048        5,206        8,074

Selling and marketing................................             1,800        2,512        3,569        4,843        8,253

Foreign exchange losses..............................               115          ---           11            3           17
                                                              ---------    ---------    ---------    ---------    ---------
         Total expenses..............................             5,839        7,364       10,068       14,072       23,936
                                                              ---------    ---------    ---------    ---------    ---------
Operating income.....................................             1,303        1,931        2,953        3,665        5,515

Interest expense, net................................               149          195            7          373        1,625
                                                              ---------    ---------    ---------    ---------    ---------
Income before provision for income taxes.............             1,154        1,736        2,946        3,292        3,890

Provision for income taxes...........................               429          668        1,143        1,282        1,466
                                                              ---------    ---------    ---------    ---------    ---------
Net income...........................................         $     725    $   1,068    $   1,803    $   2,010    $   2,424
                                                              =========    =========    =========    =========    =========
Basic and diluted earnings per share.................         $     .47    $     .70    $     .89    $     .75    $     .90
                                                              =========    =========    =========    =========    =========
Weighted average number of shares of common
         stock outstanding...........................             1,515        1,506        2,012        2,677        2,690
                                                                  =====        =====        =====        =====        =====

                                                                           FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                              -------------------------------------------------------------
                                                                 1995         1996         1997         1998         1999
                                                                 ----         ----         ----         ----         ----
BALANCE SHEET DATA:                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Working capital......................................         $   1,948    $   2,931    $  12,695    $  14,212    $  15,021

Total assets.........................................             6,000        7,971       16,434       43,026       48,251

Total liabilities....................................             3,502        4,545        2,981       27,393       30,353

Shareholders' equity.................................             2,498        3,425       13,453       15,633       17,898

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company manufactures, markets and distributes a broad line of specialty tools and related products for the home improvement market. The Company markets over 4,000 products used primarily for surface preparation and installation of ceramic tile, carpet, marble, masonry and drywall. The Company's products are sold through home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile, carpet and painting retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. Dollar figures set forth below are rounded to the nearest thousand.

RESULTS OF OPERATIONS

FISCAL 1999 AS COMPARED TO FISCAL 1998

Net sales for the 12 months ended February 28, 1999 ("fiscal 1999", or the "fiscal 1999 period") were $98,000,000 compared to $53,691,000 for 12 months ended February 28, 1998 ("fiscal 1998", or the "fiscal 1998 period"), an increase of $44,309,000 or 82.5%.

This increase was primarily the result of sales from the Company's newly acquired subsidiaries, Roberts Consolidated and Roberts Holland. Although selling prices remained relatively stable, there was an increase in volume of sales to home center retailers and independent distributors due to an increase in market penetration by these customers and new store openings by major home center chain customers.

Gross profit for fiscal 1999 was $29,451,000 compared to $17,737,000 for fiscal 1998, an increase of $11,714,000 or 66.0%. As a percentage of net sales, gross profit decreased to 30% in fiscal 1999 from 33.0% in fiscal 1998. This decrease was a result of the acquisition of Roberts Consolidated, which has historically had lower gross profit margins than the Company.

Shipping expenses for the fiscal 1999 period were $7,592,000 compared to $4,020,000 for the fiscal 1998 period, an increase of $3,572,000 or 88.9%. As a percentage of net sales, these expenses increased to 7.7% in the fiscal 1999 period from 7.5% in the fiscal 1998 period. Approximately $2,750,000 of this increase was the result of the sales volume generated by the Roberts Consolidated acquisition, and the balance was attributable to increased sales volume and an increase in freight rates charged by common carriers.

General and administrative expenses for the fiscal 1999 period were $8,074,000 compared to $5,206,000 for the fiscal 1998 period, an increase of $2,868,000 or 55.1%. As a percentage of net sales, these expenses decreased to 8.2% from 9.7% in the fiscal 1998 period reflecting the leveraging of these costs over greater sales. The actual increase in these expenses was primarily the result of increased costs associated with the acquisition of Roberts Consolidated together with costs associated with the hiring of certain key management personnel.

Selling and marketing costs for the fiscal 1999 period increased to $8,253,000 from $4,843,000 in the fiscal 1998 period, an increase of $3,410,000 or 70.4%. As a percentage of net sales, these expenses decreased to 8.4% in the fiscal 1999 period from 9.0% in the fiscal 1998 period. The percentage decrease was a result of lower selling and marketing costs as a percentage of sales at Roberts Consolidated. This was a result of the small sales force maintained by Roberts Consolidated prior to the acquisition. The increase in the actual amount of these expenses is attributable to the Roberts Consolidated acquisition, and the balance is primarily attributable to an increase in commissions paid to sales personnel and an increase in marketing programs.

Interest income for the fiscal 1999 period was approximately $113,000 compared to $194,000 in fiscal 1998. Interest expense for the fiscal 1999 period was approximately $1,738,000 compared to approximately $567,000 in fiscal 1998. Interest income was higher in the prior period because the Company invested its excess cash, which was primarily available prior to the acquisition of Roberts Consolidated. Interest expense increased as a result of the increase in borrowings associated with the acquisition of Roberts Consolidated.

Provision for income taxes was $1,467,000 in fiscal 1999 compared to $1,282,000 in fiscal 1998, an increase of $185,000 or 14.4%. The increase is the result of an increase in the Company's taxable income as the effective rate remained relatively consistent at 37.7% in fiscal 1999 compared to 38.9% in fiscal 1998. Net income for the fiscal 1999 period increased to $2,424,000 compared to $2,010,000 in fiscal 1998, an increase of $414,000 or 20.6%. Net income as a percentage of sales decreased to 2.5% in fiscal 1999 compared to 3.7% in fiscal 1998, reflecting a lower gross profit margin and higher shipping and interest expenses, offset by lower general and administrative and selling and marketing expenses as a percentage of sales as described above.

RESULTS OF OPERATIONS

FISCAL 1998 AS COMPARED TO FISCAL 1997

Net sales for fiscal 1998 were $53,691,000, compared to $33,140,000 for the twelve months ended February 29, 1997 ("fiscal 1997" or the "fiscal 1997 period"), an increase of $20,551,000 or 62.0%. The increase is primarily the result of the Roberts acquisition and greater sales to home center retailers, specialty retailers and independent distributors, resulting from increased market penetration, new store openings by major home center chain customers and sales of new products.

Gross profit for fiscal 1998 was $17,737,000, compared to $13,021,000 for fiscal 1997, an increase of $4,716,000 or 36.2%. As a percentage of net sales, gross profit decreased to 33.0% in fiscal 1998 from 39.3% in fiscal 1997. The decrease in gross profit margin was primarily due to the Company's acquisition of Roberts Consolidated which historically had lower gross profit margins than the Company.

Shipping expenses for the fiscal 1998 period were $4,020,000, compared to $2,441,000 for the fiscal 1997 period, an increase of $1,579,000 or 64.7%. As a percentage of net sales these expenses increased to 7.5% in the fiscal 1998 period from 7.4% in the fiscal 1997 period. The increase in these expenses is primarily due to additional labor and freight costs required to handle increased volume and an increase in freight rates charged by common carriers.

General and administrative expenses for the fiscal 1998 period were $5,206,000, compared to $4,048,000 for the fiscal 1997 period, an increase of $1,158,000 or 28.6%. As a percentage of net sales these expenses decreased to 9.7% in the fiscal 1998 period from 12.2% in the fiscal 1997 period. The percentage decrease in these expenses was primarily due to leveraging of these costs over greater sales volume. The actual increase is primarily the result of the acquisition of Roberts Consolidated.

Selling and marketing costs for the fiscal 1998 period increased to $4,843,000 from $3,569,000 in the fiscal 1997 period, an increase of $1,274,000 or 35.7%. As a percentage of net sales these expenses decreased to 9.0% in the fiscal 1998 period from 10.8% in the fiscal 1997 period. The percentage decrease in these expenses is primarily the result of additional sales volume.

Interest expense net, increased from $7,000 in fiscal 1997 to $373,000 in fiscal 1998, an increase of $366,000. The primary reason for the increase was the interest expense incurred for borrowings associated with the Roberts acquisition.

Provision for income taxes was $1,282,000 in fiscal 1998 compared to $1,143,000 in the fiscal 1997 period, an increase of $139,000 or 12.2%. This increase is a direct result of the increase in the Company's taxable income as the Company's effective tax rate remained relatively consistent at 38.9% in fiscal 1998 compared to 38.8% in fiscal 1997.

Net income for fiscal 1998 increased to $2,010,000, compared to $1,803,000 in fiscal 1997, an increase of $207,000 or 11.5%. Net income as a percentage of net sales decreased to 3.7% in the fiscal 1998 period compared to 5.4% in the fiscal 1997 period for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from approximately $14,212,000 at February 28, 1998 to $15,021,000 at February 28, 1999, an increase of $809,000, primarily as a result of the Company's increase in inventory and accounts receivable. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents in its balance sheet.

Net cash used in operating activities during the fiscal 1999 period was $12,000 compared to a use of cash of $335,000 for the comparable fiscal 1998 period. The decrease in cash resulting from operating activities was primarily the result of an increase in income from operations adjusted for non-cash charges for depreciation and amortization, offset by an increase in accounts receivable, which was associated with an increase in sales and an increase in inventory. Net cash used in investing activities was $1,206,000 compared to $21,735,000 for the comparable fiscal 1998 period. The fiscal 1998 amount was primarily due to the Roberts Consolidated acquisition whereas the fiscal 1999 amount is primarily due to the purchase of equipment.

For the fiscal 1999 period, cash provided by financing activities was $1,414,000 which was primarily the result of an increase in short-term bank debt, associated with the increase in accounts receivable and inventory, and collections on notes receivable offset by repayment of long-term debt. Net cash provided by financing activities was $17,431,000 in the fiscal 1998 period due primarily to the increase in borrowings used to finance the Roberts Consolidated and Roberts Holland acquisitions.

In connection with the acquisition of Roberts Consolidated, the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. During fiscal 1998, the Company entered into a revolving credit and term loan facility with one financial institution. The revolving credit facility permits borrowings of up to $10,000,000 against a fixed percentage of eligible accounts receivable and inventory as defined. Interest is payable at LIBOR +1.25%. During fiscal 1999 the revolving credit agreement was amended to extend the termination date from July 25, 2000 to July 25, 2003. The credit facility is collaterized by accounts receivable, inventory, equipment and certain real property. Under the terms of the revolving credit agreement, the Company is required to maintain certain financial ratios and conditions. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's bank credit facility also prohibits the payment of dividends except with the lender's consent. Under the revolving credit facility, the Company had $4,293,000 available for future borrowings at February 28, 1999, net of $2,842,000 in certain standby letters of credit, $2,750,000 of which is discussed below.

The Company also has a short term credit line with a European financial institution utilized by Roberts Holland which permits borrowings of up to $2,500,000. The borrowings are collateralized by accounts receivable, inventory, machinery and equipment and a $2,750,000 standby letter of credit from the Company's domestic financial institution.

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

MANAGEMENT INFORMATION SYSTEMS - YEAR 2000

The Company upgraded its domestic management information systems during fiscal 1999, which, among other things, ensured proper processing of transactions relating to the Year 2000 and beyond. The Company continues to evaluate appropriate courses of action including the effect of Year 2000 on replacement of certain systems at its foreign locations. The Company does not expect the costs associated with Year 2000 compliance of its foreign subsidiary to have a material effect on its financial position or results of operations. All costs for corrective actions associated with Year 2000 compliance will be funded with cash flow generated from operations and expensed as incurred.

RISKS OF YEAR 2000 ISSUES

The Company participates in the electronic data interchange program maintained by many of its larger customers including Home Depot, Lowe's, HomeBase and Hechinger/Builders Square. The Company's principal customers have provided written notification advising the Company that they are in the process of, or have been, addressing Year 2000 compliance. Failure by any of these principal customers to adequately address these Year 2000 issues could have a material adverse effect on the Company.

In addition, the Company has contacted its significant suppliers and other service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is currently evaluating supplier responses to date and is not yet in a position to fully assess any third party's compliance efforts with the Year 2000 issues or the actual expected impact on the Company if any third party's Year 2000 compliance efforts fail. The Company presently expects to complete the evaluation by October 31, 1999. However, based upon preliminary analysis, the Company does not believe that the costs, if any, that the Company would incur as a result of any failure of its suppliers to address their Year 2000 issues would have a material adverse effect on its financial position or results of operations. This assessment is based upon a preliminary inquiry into this matter, management may determine that this assessment is incorrect and there can be no assurance that the final assessment of this matter will not differ significantly from the preliminary conclusions.

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

CONTINGENCY PLANS

In an attempt to mitigate the above risks, the Company , by October 31, 1999, will develop contingency plans for its foreign locations and any unplanned interruptions arising from the date change as well as from the failure of any third party's compliance.

RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, Statement of Financial Accounting Standards No. 133, "Accounting of Derivative Instruments and Hedging Activities," was issued. This standard, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than fiscal 2001. The statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. The effect of adopting the Standard is currently being evaluated but is not expected to have a material effect on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends", "expects" or "anticipates", and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's dependence upon certain key personnel and the ability to manage its growth, the Company's ability to properly integrate the operations of Roberts Consolidated and Roberts Holland, the Company's ability to complete its year 2000 issues and the risks of economic and market factors affecting the Company or its customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On October 30, 1998, the Company entered into interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the year ended February 28, 1999, no adjustment to interest expense was incurred as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of nonperformance by any counterparty to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the nonperformance of the lender.

The Company averaged approximately $6,000,000 of debt not covered by the interest rate swap agreement during fiscal 1999. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $35,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The response to this item is submitted in a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 16, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 16, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 16, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 16, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of the report:

         1. and 2. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

         3. For Exhibits see Item 14 (c), below. Exhibit Nos. 10.1 and 10.1.1 consist of management contracts or compensatory plans or arrangements required to be filed as exhibits to this report.

(b) A Form 8-K/A was filed on December 31, 1997 including (under Item 7 of Form 8-K) financial statements required in connection with the Company's acquisition of Roberts Consolidated Industries, Inc. A list of the financial statements included in the Form 8-K/A was included in the Company's Quarterly Report on Form 10-Q filed on January 14, 1998 and is incorporated herein by reference.

(c)      List of Exhibits:

EXHIBIT
NO.      DESCRIPTION
-------
 2.1 Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation*

 2.1.1 Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc.****

 3.1.1   Certificate of Incorporation of the Company*

 3.1.2   Bylaws of the Company**

 3.3 Form of Indemnification Agreement executed by Officers and Directors of the Company*

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

10.2.7 Industrial Lease, dated August 1, 1996, by and between JMB/Pennsylvania Advisors - IV, L.P., and the Company**

10.3.1.1 Revolving Loan and Security Agreement and Assignment of Leases, dated October 13, 1995, by and between Shawmut Bank Connecticut, N.A., a national banking association, and the Company, including Promissory Note dated October 13, 1995, Limited Guaranty of Lewis Gould dated October 13, 1995, and form of Guaranty executed by the Company's subsidiaries*

10.3.2 First Amendatory Agreement to Revolving Loan and Security Agreement, dated as of July 25, 1997, by and among Q.E.P. Co., Inc. and its subsidiaries and Fleet National Bank (f/k/a Shawmut Bank Connecticut, N.A.), including Amended and Restated Revolving promissory Note dated July 25, 1997 and Release of Limited Guaranty of Lewis Gould, dated July 25, 1997.***

10.3.3 Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O'Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997.*****

10.3.3A First Amendatory Agreement to the Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O'Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997.+

10.3.4 Stock Purchase Agreement effective January 1, 1998 between Q.E.P. Holding B.V. and Roberts Beheer B.V.******

10.3.5 Purchase and Sale Agreement effective as of December 31, 1997 between Roberts Beheer B.V., Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc.******

21       Subsidiaries of the Company******

27       Financial Data Schedule (SEC use only)+

99.1 Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) ****

99.2 Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088.326.70), and IBJ Schroeder as Escrow Agent ($500,000).****

99.3 Escrow Agreement dated October 21, 1997 among the Company, RCI Holdings, Inc., and IBJ Schroeder.****

----------
+        Filed herewith

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

****** Incorporated herein by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 28, 1998.

(d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, Florida, State of Florida, on May 27, 1999.

                                             Q.E.P. CO., INC.

                                             By:      /s/ LEWIS GOULD
                                                      --------------------------
                                                      Lewis Gould
                                                      Chairman and Chief
                                                      Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LEWIS GOULD                 Chairman, Chief Executive Officer           May 27, 1999
---------------------------     and Director (Principal Executive Officer)
Lewis Gould

/s/ MARC APPLEBAUM              Senior Vice President and Chief Financial   May 27, 1999
---------------------------     Officer (Principal Financial and Accounting
Marc Applebaum                  Officer)

/s/ MERVYN FOGEL                Director                                    May 27, 1999
---------------------------
Mervyn Fogel

/s/ WILLIAM P. KILLIAN          Director                                    May 27, 1999
---------------------------
William P. Killian

/s/ EMIL VOGEL                  Director                                    May 27, 1999
---------------------------
Emil Vogel

/s/ CHRISTIAN NAST              Director                                    May 27, 1999
---------------------------
Christian Nast

/s/ LEONARD GOULD               Director                                    May 27, 1999
---------------------------
Leonard Gould

                                 C O N T E N T S

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

     Notes to Consolidated Financial Statements          F-7  to F-21

     Schedule II - Valuation and Qualifying Accounts             F-22

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Q.E.P. Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Q.E.P. Co., Inc. and Subsidiaries (the "Company") as of February 28, 1999 and 1998, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q.E.P. Co., Inc. and Subsidiaries as of February 28, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II of QEP Co. Inc. and Subsidiaries for each of the three years in the period ended February 28, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
April 23, 1999

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            FEBRUARY 28,            FEBRUARY 28,
                   ASSETS                                                           1998                    1999
                                                                                    ----                    ----
CURRENT ASSETS
     Cash and cash equivalents                                              $    239,984            $    290,066
     Accounts receivable, less allowance for doubtful accounts of approximately $480,000 and $382,000 as of February 28, 1998
         and 1999                                                             12,791,483              15,223,097
     Notes receivable                                                            688,272                 678,743
     Inventories                                                              11,487,463              14,329,205
     Prepaid expenses                                                          1,365,027               1,096,541
     Deferred income taxes                                                     1,029,038                 684,391
                                                                            ------------            ------------
              Total current assets                                            27,601,267              32,302,043

PROPERTY AND EQUIPMENT, net                                                    2,696,386               3,543,079

DEFERRED INCOME TAXES                                                          1,125,845               1,121,194
INTANGIBLE ASSETS, net                                                         8,033,978               8,767,019
NOTES RECEIVABLE                                                               2,567,271               1,843,364
OTHER ASSETS                                                                   1,001,141                 674,453
                                                                            ------------            ------------

TOTAL ASSETS                                                                $ 43,025,888            $ 48,251,152
                                                                            ============            ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Lines of credit                                                        $  4,246,452            $  6,084,209
     Current maturities of long term debt                                      1,142,319               1,218,253
     Accounts payable                                                          4,902,485               6,297,204
     Accrued liabilities                                                       2,958,717               3,681,368
     Deferred income taxes                                                       139,078                     ---
                                                                            ------------            ------------
              Total current liabilities                                       13,389,051              17,281,034

NOTES PAYABLE                                                                  6,788,219               5,643,945

SUBORDINATED LONG TERM DEBT                                                    6,611,098               6,899,390

DEFERRED INCOME TAXES                                                            604,445                 528,387

COMMITMENTS AND CONTINGENCIES                                                        --                      --

SHAREHOLDERS' EQUITY
     Preferred stock, 2,500,000 shares authorized,
         $1.00 par value; 336,660 shares issued and
         outstanding at February 28, 1998 and 1999                               336,660                 336,660
     Common stock; 10,000,000 shares authorized,
         $.001 par value; 2,654,894 shares issued and
         outstanding at February 28, 1998 and 1999                                 2,655                   2,655
     Additional paid-in capital                                                8,746,876               8,746,876
     Retained earnings                                                         6,736,712               9,147,105
     Cost of stock held in treasury                                              (57,900)                (57,900)
     Accumulated other comprehensive income                                     (131,928)               (277,000)
                                                                            ------------            ------------
                                                                              15,633,075              17,898,396
                                                                            ------------            ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 43,025,888            $ 48,251,152
                                                                            ============            ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED
                                                ------------------------------------------------
                                                FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 28,
                                                    1997              1998              1999
                                                ------------      ------------      ------------
Net sales                                       $ 33,140,273      $ 53,691,186      $ 97,999,969
Cost of goods sold                                20,118,824        35,954,506        68,548,599
                                                ------------      ------------      ------------
         Gross profit                             13,021,449        17,736,680        29,451,370
                                                ------------      ------------      ------------
Costs and expenses:
   Shipping                                        2,440,535         4,020,376         7,592,357
   General and administrative                      4,048,358         5,206,392         8,073,811
   Selling and marketing                           3,568,908         4,842,637         8,253,277
   Other expenses, net                                11,080             2,442            16,424
                                                ------------      ------------      ------------
                                                  10,068,881        14,071,847        23,935,869
                                                ------------      ------------      ------------
Operating income                                   2,952,568         3,664,833         5,515,501

Interest income                                      129,393           193,889           112,793
Interest expense                                    (136,643)         (567,022)       (1,737,959)
                                                ------------      ------------      ------------
Income before provision
for income taxes                                   2,945,318         3,291,700         3,890,335

Provision for income taxes                         1,142,577         1,282,053         1,466,771
                                                ------------      ------------      ------------
Net income                                      $  1,802,741      $  2,009,647      $  2,423,564
                                                ============      ============      ============
Basic and diluted earnings per common share     $        .89      $        .75      $        .90
                                                ============      ============      ============
Weighted average number of
shares outstanding                                 2,011,521         2,677,184         2,690,042
                                                ============      ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO. INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                              PREFERRED STOCK              COMMON STOCK
                                           ---------------------     ------------------------        PAID-IN       RETAINED
                                            SHARES       AMOUNT       SHARES           AMOUNT        CAPITAL       EARNINGS
                                            ------       ------       ------           ------     -----------      --------
Balance at March 1, 1996                    503,047    $ 503,047     1,500,000        $ 1,500     $    30,762    $ 2,947,916

Net income and comprehensive income                                                                                1,802,741

Conversion of preferred stock
       to common stock                     (166,387)    (166,387)        4,894              5         166,382

Proceeds from initial public offering                                1,150,000          1,150       8,236,575

Dividends                                                                                             (12,714)
                                           --------    ---------     ---------        -------     -----------    -----------
Balance at February 28, 1997                336,660      336,660     2,654,894          2,655       8,433,719      4,737,943

Net income                                                                                          2,009,647

Other comprehensive income:

       Foreign currency translation
          adjustment


Issuance of warrants                                                                                  206,000

Employee stock options                                                                                107,157

Dividends                                                                                                            (12,714)
                                           --------    ---------     ---------        -------     -----------    -----------
Balance at February 28, 1998                336,660      336,660     2,654,894          2,655       8,746,876      6,736,712

Net income                                                                                                         2,423,564

Other comprehensive income:

       Foreign currency translation
          adjustment

Dividends                                                                                                            (13,171)
                                           --------    ---------     ---------        -------     -----------    -----------
Balance at February 28, 1999                336,660    $ 336,660     2,654,894        $ 2,655     $ 8,746,876    $ 9,147,105
                                           ========    =========     =========        =======     ===========    ===========


                                           ACCUMULATED
                                              OTHER                           OTHER
                                          COMPREHENSIVE    TREASURY       COMPREHENSIVE
                                             INCOME          STOCK           INCOME
                                             ------       ----------         ------
Balance at March 1, 1996                   $      --      $ (57,900)

Net income and comprehensive income                                        $1,802,741
                                                                           ==========
Conversion of preferred stock
       to common stock

Proceeds from initial public offering

Dividends
                                           ----------      --------
Balance at February 28, 1997                      --        (57,900)

Net income                                                                  2,009,647

Other comprehensive income:

       Foreign currency translation
          adjustment                         (131,928)                       (131,928)
                                                                           ----------
                                                                           $1,877,719
                                                                           ==========
Issuance of warrants

Employee stock options

Dividends
                                           ----------      --------
Balance at February 28, 1998                 (131,928)      (57,900)

Net income                                                                  2,423,564

Other comprehensive income:

       Foreign currency translation
          adjustment                         (145,072)                       (145,072)
                                                                           ----------
                                                                           $2,278,492
                                           ----------      --------        ==========
Balance at February 28, 1999               $ (277,000)     $(57,900)
                                           ==========      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED

                                                           FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 28,
                                                               1997              1998              1999
                                                           ------------      ------------      ------------
Cash flows from operating activities:
     Net income                                            $  1,802,741      $  2,009,647      $  2,423,564

     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization                           77,228           356,534           835,044
         Amortization of costs in excess of
              assets acquired                                   (30,000)           78,030           180,718
         Amortization of discount on long term debt                --              96,098           312,520
         Bad debt expense                                          --                --             163,505
         Deferred income taxes                                 (164,000)          564,000           134,162
         Gain on sale of property and equipment                    --             (20,000)          (91,571)
         Stock option compensation                                 --             107,157              --
         Changes in assets and liabilities, net of
           acquisitions:
              Accounts receivable                            (1,836,507)       (1,558,897)       (3,111,028)
              Inventories                                    (1,557,719)          320,456        (2,882,201)
              Prepaid expenses                                  (75,135)         (841,529)          244,258
              Other assets                                       29,016           152,311           316,391
              Accounts payable and accrued liabilities        1,149,519        (1,599,039)        1,462,136
                                                           ------------      ------------      ------------
              Net cash used in operating activities            (604,857)         (335,232)          (12,502)
                                                           ------------      ------------      ------------
Cash flows from investing activities:
     Capital expenditures                                      (214,165)         (771,914)       (1,287,197)
     Acquisitions, net of cash acquired                            --         (20,982,692)             --
     Proceeds from sale of property & equipment                    --              20,000            80,734
                                                           ------------      ------------      ------------
     Net cash used in investing activities                     (214,165)      (21,734,606)       (1,206,463)
                                                           ------------      ------------      ------------
Cash flows from financing activities:
     Proceeds from initial public offering                    8,237,725              --                --
     Net (repayments) borrowings under
         lines of credit                                     (2,447,887)        3,316,159         1,837,757
     Borrowings of long term debt                                32,664        14,515,000              --
     Repayments of long term debt                                  --            (389,467)       (1,211,516)
     Payments on notes receivable                                  --             109,805           801,049
     Cash overdraft                                            (268,773)             --                --
     Dividends                                                  (12,714)          (10,878)          (13,171)
                                                           ------------      ------------      ------------
         Net cash provided by financing activities            5,541,015        17,540,619         1,414,119
                                                           ------------      ------------      ------------
Cumulative currency translation adjustment                         --            (131,928)         (145,072)
     NET INCREASE (DECREASE) IN CASH                          4,721,993        (4,661,147)           50,082

Cash and cash equivalents at beginning of year                  179,138         4,901,131           239,984
                                                           ------------      ------------      ------------
Cash and cash equivalents at end of year                   $  4,901,131      $    239,984      $    290,066
                                                           ============      ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

Q.E.P. Co., Inc. operates in one segment. Through this segment the Company is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products. Under brand names Q.E.P., Roberts and O'Tool, Q.E.P. markets approximately 4,000 specialty tools and related products used primarily for the preparation and installation of ceramic tile, carpet and marble. The Company sells its products to large home improvement retail centers, as well as traditional distribution outlets in 50 states and more than 49 countries worldwide.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly owned subsidiaries, after eliminating all significant inter-company accounts and transactions.

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

         The following are the estimated lives of the Company's property and equipment:

                   Machinery and warehouse equipment           5 to 10 years
                   Furniture and equipment                     5 to 10 years
                   Capital leases                              3 to 5 years
                   Building                                    30 to 33 years
                   Leasehold improvements                      5 to 15 years

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Maintenance and repairs are charged to expense, while significant renewals and betterments are capitalized. When property is sold or otherwise disposed of, the cost and related depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations for the period.

     6.  INTANGIBLE ASSETS

         Intangible assets (predominately goodwill which represents the cost in excess of net assets of businesses acquired) are recorded and amortized over periods ranging from five to thirty five years using the straight-line method. The Company periodically evaluates the carrying amount of goodwill to recognize and measure the possible impairment of these assets. Based on the recoverability from cash flow methods (including evaluating the probability that estimated undiscounted cash flows from related operations will be less than the carrying amount of goodwill and other long lived assets), the Company believes there is no impairment to goodwill.

     7.  INCOME TAXES

         Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

     8.  LEASES

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

    9.   STOCK-BASED COMPENSATION

         The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense is recorded when the exercise price of the Company's employee stock option is less than the market price of the underlying stock at the date of grant.

    10.  EARNINGS PER SHARE

         Basic earnings per share are computed based on weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not utilized when the effect is antidilutive.

    11.  COMPREHENSIVE INCOME

         The Company has adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         reported separately in shareholders' equity, to be included in other comprehensive income. The components of comprehensive income and the effect on earnings for the year ended February 28, 1999 are detailed in the Company's accompanying Consolidated Statement of Shareholder's Equity.

    12.  POST EMPLOYMENT BENEFITS

         The Company has a policy which provides service benefits to its salaried employees. The Company records a liability for post employment benefits in accordance with Statement of Financial Accounting Standards No. 112, "Employers Accounting for Post employment Benefits". Since the Company cannot reasonably estimate post employment benefits, including severance benefits, on an ongoing basis, these costs are recorded only when the probability of payment and the amount of such payment can be reasonably determined.

    13.  INTEREST RATE SWAP

         The interest rate swap agreement, (the "Swap") involves the exchange of fixed and floating interest rate payment obligations over various terms without the exchange of the underlying notional principle amount. The differential to be paid or received is recognized as an adjustment to interest expense in the period incurred.

    14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Interest rate swap: The fair value of the interest rate swap used for hedging purposes, in the approximate amount of $57,000, is the amount the Company would receive upon termination of these agreements as of the balance sheet date taking into account current interest rates.

    15.  FOREIGN CURRENCIES

         The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in operating expenses.

   16.   REVENUE RECOGNITION

         Sales are recognized when merchandise is shipped and such revenue is recorded net of estimated sales returns, discounts and allowances.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   17.   ADVERTISING COST

         Advertising costs are expensed in the period incurred except those costs which result in tangible assets, such as catalogs, which are treated as prepaid supplies and charged to operations as consumed.

   18.   USE OF ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those conditions could affect the Company's estimate.

   19.   RECLASSIFICATIONS

         Certain amounts in 1998 have been reclassified to conform with the 1999 presentation.

NOTE C - ACQUISITIONS

On October 21, 1997, pursuant to a Stock Purchase Agreement dated as of the same date between the Company and RCI Holdings, Inc., a Delaware corporation (the "Seller"), the Company acquired all of the issued and outstanding stock of Roberts Consolidated Industries, Inc. ("Roberts"). The purchase price was $12,350,000 in cash, the issuance to the Seller and its Designees of 8% Subordinated Debentures due 2001 in an aggregate amount of $7,500,000 and the issuance to the Seller and its Designees of warrants to purchase 200,000 shares of Common Stock of the Company at a purchase price of $10 per share. The cash portion of the purchase price was funded in part through a new term loan and the Company's existing revolving credit facilities.

Effective December 31, 1997, the Company acquired all of the issued and outstanding shares of Roberts Holland B.V. together with all licenses and intellectual property. The purchase price of this transaction was approximately $1,563,000 and the assumption of approximately $1,500,000 in debt.

These transactions have been accounted for as purchases and accordingly the operating results since the date of acquisition have been included in the accompanying financial statements. The purchase price was allocated based on the estimated fair values of assets acquired and liabilities assumed. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $7,800,000 is being amortized on a straight-line basis over 35 years. Accumulated amortization at February 28, 1999 was approximately $147,733. During fiscal 1999, the Company continued to gather certain information required to complete the allocation of the purchase price of the acquisitions. In February 1999, the Company completed its allocation of the purchase price of the acquisitions and adjusted various assets and liabilities to their fair value at the date of acquisition. The result of this allocation was to increase goodwill by approximately $957,000 in fiscal 1999.

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

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        1997                    1998
                                        ----                    ----

Net Sales                          $ 91,725,569            $ 92,079,532
Net Income                         $  2,147,907            $  1,297,186
Earnings per Share                 $       1.06            $        .48

NOTE D - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. For the three years ended February 28, 1999, the weighted average number of basic shares of common stock outstanding amounted to 2,654,894. For the three years ended February 28, 1999 the weighted average number of diluted shares of common stock outstanding amounted to 2,011,521 in 1997, 2,677,184 in 1998 and 2,690,042 in
1999.

NOTE E - SEGMENT INFORMATION

Effective in 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement introduced a new model for segment reporting called the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company operates in one business segment -- flooring-related products, based on the similarity of products, production processes, customers and expected long-term performance. The Company manufactures and distributes flooring-related products to the residential new construction, do-it-yourself and professional remodeling and renovation markets and home centers.

Information attributable to the Company's geographic areas is as follows:

                                     NORTH/LATIN        EUROPE        INTER-COMPANY     CONSOLIDATED
                                     AMERICA (A)                      ELIMINATIONS         TOTAL
                                    ------------     ------------     -------------     ------------
              1999
              ----
Sales                               $ 88,015,969     $  9,984,000     $       --        $ 97,999,969
Transfers between areas                3,591,489             --         (3,591,489)             --
                                    ------------     ------------     ------------      ------------
Total Sales                         $ 91,607,458     $  9,984,000       (3,591,489)     $ 97,999,969
                                    ============     ============     ============      ============
Identifiable Assets at Year End     $ 86,882,821     $  5,686,698     $(44,318,367)     $ 48,251,152
                                    ============     ============     ============      ============

              1998
              ----
Sales                               $ 51,633,686     $  2,057,500             --        $ 53,691,186
Transfers between areas                1,234,677             --         (1,234,677)             --
                                    ------------     ------------     ------------      ------------
Total Sales                         $ 52,868,363     $  2,057,500     $ (1,234,677)     $ 53,691,186
                                    ============     ============     ============      ============
Identifiable Assets at Year End     $ 66,144,419     $  4,787,857     $(27,906,388)     $ 43,025,888
                                    ============     ============     ============      ============

              1997
              ----
Sales                               $ 33,140,273             --               --        $ 33,140,273
Transfers between areas
                                    ------------     ------------     ------------      ------------
Total Sales                         $ 33,140,273             --               --        $ 33,140,273
                                    ============     ============     ============      ============
Identifiable Assets at Year End     $ 16,433,987                                        $ 16,433,987
                                    ============                                        ============

(a)      Includes Canada.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - NOTE RECEIVABLE

Concurrent with the acquisition of Roberts, the Company sold certain production equipment (at their stated value) to an unrelated third party for a note in the amount of $3,750,000. Such note is collateralized by the equipment. At the time of issuance, the note was recorded at its net present value of $3,250,000 utilizing its effective interest rate of approximately 9% and is payable through a reduction in purchase price of goods sold to the Company under a supply agreement. The Company estimates the note will be repaid in 2003.

NOTE G - INVENTORIES

     Inventories consisted of the following:

                                                        FEBRUARY 28,    FEBRUARY 28,
                                                            1998            1999
                                                        ------------    ------------
Raw materials and work-in-progress                      $ 3,896,608     $ 3,881,685
Finished goods                                            7,590,855      10,447,520
                                                        -----------     -----------
                                                        $11,487,463     $14,329,205
                                                        ===========     ===========

NOTE H - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                        FEBRUARY 28,    FEBRUARY 28,
                                                            1998            1999
                                                        ------------    ------------
Land                                                    $     7,509             --
Machinery and warehouse equipment                         1,417,384     $ 1,360,453
Office furniture, equipment and computer equipment        1,438,098       2,822,503
Building and leasehold improvements                         528,578         766,379
                                                        -----------     -----------
                                                          3,391,569       4,949,335

Less accumulated depreciation and amortization             (695,183)     (1,406,256)
                                                        -----------     -----------
                                                        $ 2,696,386     $ 3,543,079
                                                        ===========     ===========

NOTE I - DEBT

Total debt consists of the following:

                                                        FEBRUARY 28,    FEBRUARY 28,
                                                            1998            1999
                                                        ------------    ------------
Payable to banks under revolving credit facilities      $ 4,246,452     $ 6,084,209
Payable to a bank under a term loan credit facility       7,714,285       6,571,429
Subordinated debentures due April 1, 2001                 7,500,000       7,500,000
Other debt, including capital leases                        216,253         290,759
                                                        -----------     -----------
                                                         19,676,990      20,446,407
Less current installments                                 5,388,771       7,302,462
                                                        -----------     -----------
                                                         14,288,219      13,143,945
Less unamortized discount                                   888,902         600,610
                                                        -----------     -----------
Long Term                                               $13,399,317     $12,543,335
                                                        ===========     ===========

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a revolving credit and term loan facility with one financial institution. The revolving credit facility permits borrowings of up to $10,000,000 against a fixed percentage of eligible accounts receivable and inventory, as defined. Interest is payable at LIBOR plus 1.25% (6.25% at February 28, 1999). In March 1999, the revolving credit agreement was amended so as to terminate on July 25, 2003. The credit facility is collateralized by accounts receivable, inventory, equipment and certain real property. Under the terms of the Agreement, the Company is required to maintain certain financial ratios and conditions. The Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's bank credit facility prohibit the payment of dividends, except with the lender's consent. Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor agreements under the revolving credit facility. The Company had approximately $92,000 as of February 28, 1998 and 1999, respectively, of outstanding letters of credit. During fiscal 1998 the Company also issued a standby letter of credit in favor of a European financial institution in the amount of $2,750,000 to collateralize the Company's European facility. At February 28, 1999, the Company had $4,293,000 available for future borrowing.

The Company also has a short term credit line with a European financial institution utilized by its European subsidiary which permits borrowings of up to $2,500,000. At February 28, 1999, borrowings under this agreement totaled $2,418,793. The unused portion of this line was $81,207 at February 28, 1999. This credit line bears interest at 5.00%. The borrowings are collateralized by accounts receivable, inventory, machinery and equipment, and the standby letter of credit.

The Company's European subsidiary has also entered into a factoring agreement with a financial institution whereby the Company is advanced a percentage against the accounts receivable. At February 28, 1999 and 1998, the balance is $800,416 and $708,154, respectively.

The term loan is payable in equal quarterly installments over a seven year period. The loan is collateralized by substantially all of the assets of the Company. The interest rate varies based on conditions, as defined in the agreement and was approximately 7.0% at February 28, 1999. The balance of the term loan at February 28, 1999 and 1998 was $6,571,429 and $7,714,285,
respectively.

In connection with the acquisition of Roberts, the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. These notes were recorded at their fair value at the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debenture. At February 28,

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1999 and 1998 the amortized balance of this obligation was $6,899,390 and $6,611,098 respectively.

On October 30, 1998, the Company entered into interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the year ended February 28, 1999, no adjustment to interest expense was incurred as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of nonperformance by any counterparty to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the nonperformance of the lender.

Interest paid for all debt was approximately, $137,000, $267,000, and $1,391,000 in fiscal 1997, 1998 and 1999, respectively.

The aggregate maturities of all debt maturing during each of the next five years as of February 28, is as follows:

             2000                                    $ 1,218,253
             2001                                      1,342,657
             2002                                      8,654,330
             2003                                      1,146,957
             2004 and thereafter                       2,000,001
                                                     -----------
             Total                                   $14,362,198
                                                     ===========
             Current                                 $ 1,218,253
             Long Term                                12,543,335

             Unamortized Discount                        600,610
                                                     -----------
             TOTAL                                   $14,362,198
                                                     ===========

NOTE J - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                           FEBRUARY 28,   FEBRUARY 28,
                                               1998            1999
                                           ------------   ------------
Accrued payroll and employee benefits       $  633,846     $  797,008
Accrued liabilities                          1,802,008      1,928,116
Accrued volume and advertising discount        222,419        411,988
Accrued interest                               300,444        265,489
Accrued income taxes                               --         278,767
                                            ----------     ----------
                                            $2,958,717     $3,681,368
                                            ==========     ==========

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated.

The Company is periodically involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

     1.  FUTURE MINIMUM OBLIGATIONS

         The Company conducts its operations from various leased facilities. Future minimum payments under non-cancelable operating leases consist of the following in fiscal years ending after February 28, 1999:

                      2000                       $  1,842,867
                      2001                          1,807,441
                      2002                          1,183,824
                      2003                          1,051,079
                      2004 and thereafter             488,856
                                                 ------------
                      Total                      $  6,374,070
                                                 ============

         Total rent expense under non-cancelable operating leases approximated $701,000, $856,000 and $1,868,000 in fiscal 1997, 1998 and 1999, respectively. The increase in fiscal 1999 is primarily the result of the Roberts acquisitions.

     2.  ROBERTS CONSOLIDATED INDUSTRIES

         The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, handling and disposal practices for solid, special and hazardous wastes, and imposing liability for the cost of cleaning up, and certain damages resulting from sites of past spills, disposal or other releases of hazardous substances (together, "Environmental Laws"). Sanctions which may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and clean up costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. The Company's manufacturing facilities are subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company believes that the cost of compliance with Environmental Laws to date has not been material to the Company. Except as described below, the Company is not currently aware of any situations requiring remedial or other action which would involve a material expense to the Company, or expose the Company to material liability under Environmental Laws. As the operations of the Company involve the storage, handling, discharge and disposal of substances which are subject to regulation under Environmental Laws, there can be no assurance that the Company will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

         The Company has conducted testing at its facility in Bramalea, Ontario, Canada for potential leakage of hazardous materials. The Company believes that certain chemicals have contaminated both soil and groundwater. At the date of acquisition the Company recorded a reserve for potential environmental liabilities associated with the Roberts companies and during fiscal 1999, the Company, as a result of additional testing and evaluation, increased its reserve based on a revised estimate to clean up the site. This additional amount was added to goodwill.

     3.  YEAR 2000

         The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

NOTE L - PENSION AND RETIREMENT PLANS

PROFIT SHARING AND 401(K) PLAN

The Company and its subsidiaries offers a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution. The Company may, at the discretion of the Board of Directors, make contributions to the plans. For the years ended February 28, 1997, 1998 and 1999, the Company contributed $155,000 and $105,500 and $92,700 respectively.

Subsequent to the acquisition of Roberts Consolidated Industries, Inc., the Company terminated the Roberts Salaried Employees Defined Benefit Pension Plan. As of May 31, 1998, the projected benefit obligation was estimated to be $2,452,000 and the plan assets were approximately $2,947,000. The Company initially recorded an asset in excess of projected benefit of approximately $700,000. During fiscal 1999, the Company had an actuarial valuation prepared which adjusted this amount and goodwill by approximately $226,000. There is no pension expense for the year ended February 28, 1999 associated with the defined benefit pension plans.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - INCOME TAXES

Income (loss) before provision for income taxes consisted of the following:

                                YEAR ENDED FEBRUARY 28,
                             -----------------------------
                             1997        1998         1999
                             ----        ----         ----
United States              $2,945,318  $3,396,564  $4,699,161
Foreign                             -    (104,864)   (808,826)
                           ----------  ----------  ----------
Total                      $2,945,318  $3,291,700  $3,890,335
                           ==========  ==========  ==========

The components of the provision for income taxes are as follows:

                                           YEAR ENDED FEBRUARY 28,
                               --------------------------------------------
                                   1997             1998            1999
                                   ----             ----            ----
Current:
         Federal               $ 1,120,682      $   608,053     $ 1,132,178
         State                     185,895           94,000         200,431
         Foreign                      --             16,000            --
                               -----------      -----------     -----------
                                 1,306,577          718,053       1,332,609
                               -----------      -----------     -----------
Deferred:
         Federal                  (144,000)         525,000         217,144
         State                     (20,000)          39,000           7,047
         Foreign                      --               --           (90,029)
                               -----------      -----------     -----------
                                  (164,000)         564,000     $   134,162
                               -----------      -----------     -----------
Total income tax provision     $ 1,142,577      $ 1,282,053     $ 1,466,771
                               ===========      ===========     ===========

The tax effects of temporary differences which give rise to deferred tax assets are as follows:

                                                    FEBRUARY 28,    FEBRUARY 28,
                                                        1998            1999
                                                    ------------    ------------
Provision for doubtful accounts                     $   159,000     $   135,072
Accrued expenses                                        375,000         381,721
Fixed assets                                           (730,000)       (518,127)
Inventory                                                77,000         160,322
Net operating loss and tax credit carryforwards       1,530,000       1,118,210
                                                    -----------     -----------
Net deferred tax asset                              $ 1,411,000     $ 1,277,198
                                                    ===========     ===========

The Company has approximately $2,600,000 in net operating loss carryforwards which expire in the years 2011 through 2018. The $2,600,000 net operating loss carryforward related to Roberts, which is subject to separate IRC Section 382 and Separate Return Limitation Year (SRLY) Limitations. The Section 382 limitation limits the Company's utilization of its net operating losses to an annual amount after an ownership change. The SRLY limitations permit an offset to the current consolidated taxable income only to the extent of taxable income attributed to the member with the SRLY loss.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has net operating losses in various foreign countries of approximately $900,000, $200,000 of these losses expire in 2006 and the remainder have no limitations in their expiration.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

                                                                            YEAR ENDED FEBRUARY 28,
                                              ------------------------------------------------------------------------------------
                                                            1997                         1998                           1999
                                                            ----                         ----                           ----
                                                    AMOUNT       %               AMOUNT         %              AMOUNT           %
                                                    ------       -               ------         -              ------           -
Provision for federal income taxes
         at the statutory rate                $  1,001,597     34.0          $  1,119,000     34.0          $ 1,322,714       34.0

State and local income taxes -
         net of federal income tax benefit         122,691      4.2                88,000      2.7              133,990        3.4

Other                                               18,289       .6                75,053      2.2               10,067        0.3
                                              ------------     ----          ------------     ----          -----------       ----
Actual provision                              $  1,142,577     38.8%         $  1,282,053     38.9%         $ 1,466,771       37.7%
                                              ============     ====          ============     ====          ===========       ====

Cash paid for income taxes was $998,664, $1,541,906, and $614,808 in fiscal 1997, 1998 and 1999 respectively.

NOTE N - SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

     1.  SIGNIFICANT CUSTOMER INFORMATION

         The Company sells products to a large number of customers which are primarily in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's customer base includes a high concentration of home center chains with two such customers accounting for a total of 61%, 43% and 32% of sales in fiscal 1997, 1998 and 1999, respectively. One customer represented 50%, 43% and 28%, and the other customer represented 11%, 6% and 4%, of sales in fiscal 1997, 1998 and 1999, respectively. These same two customers represented 22% and 4% of accounts receivable at February 28, 1998 and 28.2% and 5.1% at February 28, 1999, respectively.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Although the Company is directly affected by the well-being of the home center industry, management does not believe significant credit risk exists at February 28, 1999.

     2.  SIGNIFICANT VENDOR INFORMATION

         The Company purchased 10% and 9% for the year ended February 28, 1997 of total purchases through two vendors. There were no significant purchases from any one vendor for the years ended February 28, 1998 and 1999.

NOTE O - SHAREHOLDERS' EQUITY - PREFERRED STOCK

The Company is authorized to issue a maximum of 2,500,000 shares of $1 preferred stock.

SERIES A

500,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, shall be designated as Series A Preferred Stock. The holders of each share of Series A Preferred Stock shall be entitled to receive, before any dividends shall be declared or paid on or set aside for the Company's common stock, out of funds legally available for that purpose, cumulative dividends in cash at the rate of $.035 per share per annum through September 30, 2000, payable in semiannual installments, accruing from the date of issuance of the shares. Commencing October 1, 2000, the rate of dividends will equal the prime interest rate on the first day of the month in which the dividends are payable, less 1-1/4%. The Company may redeem any or all of the shares of Series A Preferred Stock outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition. In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 28, 1999, there were 319,160 shares of Series A Preferred Stock issued and outstanding. There were $12,103, $10,878, and $10,171 dividends declared and paid during the fiscal years 1997, 1998, and 1999, respectively.

SERIES B

1,000,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, shall be designated as Series B Preferred Stock. The holder of each share of Series B Preferred Stock shall be entitled to receive, out of the surplus of the Company, a non-cumulative dividend at the rate of $.05 per share per annum, payable annually before any dividend shall be set apart for or paid on the common shares for such years. The Series B Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series B Preferred Stock then outstanding at a price per share of $1.00. In 1996, the Company bought back 65,000 shares at a price of $1.00 per share. In fiscal 1997, the remaining preferred stock were converted to 1,765 shares of common stock.

SERIES C

1,000,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, shall be designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared or paid on or set aside for the Company's common stock, out of funds legally available for that purpose, cumulative dividends at the rate of $.035 per share per annum, payable in annual installments, accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series C Preferred Stock then outstanding at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition. In fiscal year

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1999, the fiscal 1997 and 1998 dividends of approximately $1,200 and $1,800, respectively were paid. In fiscal year 1999, dividends of approximately $600 were declared and were unpaid at February 28, 1999.

TREASURY STOCK

Total common shares purchased in fiscal year 1996 and held in treasury were 15,152 shares for an aggregate cost $57,900.

NOTE P - STOCK OPTION PLAN

The Company has adopted a stock option plan (the "Plan") for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the Board of Directors. The aggregate number of shares which may be issued under the Plan shall not exceed 400,000 shares of common stock. Stock options are granted at prices not less than 85% of the fair market value on the date of the grant. For the year ended February 28, 1997, the Company granted 104,300 stock options with an exercise price less than the fair market value on the date of the grant. The Company charged $107,000 to compensation expense for these options. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

The Company continues to account for options issued under the intrinsic value method of APB 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company's net income and diluted earnings per share for the year ended February 28, 1997, 1998 and 1999 would have been as follows:

                                (in thousands, except per share data)
                               1997              1998             1999
                               ----              ----             ----
Net income
    As reported             $  1,803          $  2,010         $  2,423
    Pro forma                  1,501             1,954            2,281

Net income per share
    As reported             $   0.89          $   0.75         $   0.90
    Pro forma               $   0.74          $   0.73         $   0.85

The weighted average fair value at date of grant for options granted during 1997, 1998 and 1999 was $1.94, $2.95 and $2.61 per option respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

                                      1997              1998             1999
                                      ----              ----             ----

Expected stock price volatility       23.9%             35.4%            32.0%
Expected lives of options
     Directors and officers         3 years           3 years          3 years
     Employees                      3 years           3 years          3 years
Risk-free interest rate                5.9%              6.3%             6.2%
Expected dividend yield                  0%                0%               0%

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     WEIGHTED
                                                                      AVERAGE
                                                                     EXERCISE
                                                    SHARES              PRICE
                                                   -------           --------
Options outstanding at March 1, 1996                     0

Exercised                                                0
Granted                                            175,550               7.38
Cancelled or forfeited                                (600)              7.23
                                                   -------
Options outstanding at February 28, 1997           174,950

Exercised                                                0
Granted                                            119,200               7.27
Cancelled or forfeited                             (18,550)              7.10
                                                   --------
Options outstanding at February 28, 1998           275,600

Exercised                                                0
Granted                                            108,600               8.73
Cancelled or forfeited                             (23,000)              7.00
                                                   -------
Options outstanding at February 28, 1999           361,200
                                                   =======
Options currently exercisable                      254,550               7.32
                                                   =======

     The following table summarizes information about stock options outstanding as of February 28, 1999:

                                              WEIGHTED
                                               AVERAGE         WEIGHTED                             WEIGHTED
                                              REMAINING         AVERAGE                              AVERAGE
     RANGE OF               NUMBER           CONTRACTUAL       EXERCISE           NUMBER            EXERCISE
 EXERCISE PRICES          OUTSTANDING           LIFE             PRICE          EXERCISABLE           PRICE
 ---------------          -----------           ----             -----          -----------           -----
  6.375 - 9.000             361,200             4.73              7.74            254,550             $7.32

NOTE Q - NONCASH INVESTING AND FINANCING ACTIVITIES

On October 21, 1997, the Company purchased Roberts Consolidated Industries, Inc. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                             $23,984,683
Cash paid                                                  19,503,853
                                                          -----------
Liabilities assumed                                       $ 4,480,830
                                                          ===========
Issuance of warrants to purchase common stock             $   206,000
                                                          ============

On December 31, 1997 the Company purchased Roberts Holland, B.V. In connection with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                             $ 4,895,799
Cash paid                                                   1,647,000
                                                          -----------
Liabilities assumed                                       $ 3,248,799
                                                          ===========

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, Financial Accounting Standard No. 133 "Accounting of Derivative Instruments and Hedging Activities" was issued. This standard establishes new accounting and reporting standards requiring that every derivative financial instrument be recorded in the balance sheet as either assets or liabilities and measured at fair value. SFAS 133 requires that changes in the derivative's fair value should be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivitive's gains and losses to offset related results on the hedge item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accurately.

SFAS 133 is effective for fiscal years beginning after June 15, 1999.

The effect of adopting the Standard is currently being evaluated but is not expected to have a material effect on the Company's financial position or results of operations.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         COLUMN A                             COLUMN B                  COLUMN C                 COLUMN D          COLUMN E
         --------                             --------                  --------                 --------          --------

                                                                        ADDITIONS
                                                              ---------------------------
                                             BALANCE AT       CHARGED TO       CHARGED TO                         BALANCE AT
                                              BEGINNING        COSTS AND          OTHER         DEDUCTIONS            END
         DESCRIPTION                          OF PERIOD        EXPENSES         ACCOUNTS            (A)            OF PERIOD
         -----------                         ----------       ----------       ----------       ----------        ----------
Year ended February 28, 1997
   Deducted from asset accounts
     Allowance for doubtful accounts           $54,500          $58,755                --         $52,155           $61,100

Year ended February 28, 1998
   Deducted from asset accounts
     Allowance for doubtful accounts           $61,100          $34,458       (b)  $442,735       $58,293          $480,000

Year ended February 29, 1999
   Deducted from asset accounts
     Allowance for doubtful accounts          $480,000          $65,133                --        $163,505          $381,628

(a)  Accounts written off as uncollectable, net of recoveries.

(b) Reserve associated with Roberts Consolidated Industries, Inc. at the date of acquisition

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------
10.3.3A First Amendatory Agreement to the Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O'Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997.

27       Financial Data Schedule (SEC use only)