Form 10-Q
period 1999-05-31
QEP CO INC
filed 1999-07-14
CIK 1017815

FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:               May 31, 1999
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

                                Yes X        No
                                   ---         ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 12, 1999: 2,674,894 shares of common stock, par value $0.001 per share.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

        Consolidated Balance Sheets (Unaudited)
              May 31, 1999 and February 28, 1999...............................3
        Consolidated Statements of Income (Unaudited)
              For the Three Months Ended May 31, 1999 and 1998.................4
        Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended May 31, 1999 and 1998.................5

   Notes to Consolidated Financial Statements..................................6

   Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................8

   Item 3 - Qualitative and Quantitative Disclosures about Market Risk........12

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.................................................13

   Item 6 - Exhibits and Reports on Form 8-K..................................13

   Signatures.................................................................14

PART I.       FINANCIAL INFORMATION
ITEM I.       FINANCIAL STATEMENTS

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       MAY 31, 1999 AND FEBRUARY 28, 1999
                                   (UNAUDITED)


                                                                                     MAY 31, 1999    FEBRUARY 28, 1999
                                                                                     ------------    -----------------
                                                                                      (UNAUDITED)
                             ASSETS
CURRENT ASSETS

       Cash and cash equivalents.................................................... $     308,096      $    290,066
       Accounts receivable, less allowance for doubtful accounts
          of approximately $410,000 and $382,000 as of May 31, 1999
          and February 28, 1999, respectively.......................................    15,123,664        15,223,097
       Notes receivable.............................................................       679,743           678,743
       Inventories..................................................................    16,530,606        14,329,205
       Prepaid expenses.............................................................     1,340,939         1,096,541
       Deferred income taxes........................................................       684,253           684,391
                                                                                      ------------      ------------
          Total current assets......................................................    34,667,301        32,302,043

PROPERTY AND EQUIPMENT, NET.........................................................     3,470,940         3,543,079

DEFERRED INCOME TAXES...............................................................     1,121,292         1,121,194
INTANGIBLE ASSETS, NET..............................................................     8,680,031         8,767,019
NOTES RECEIVABLE....................................................................     1,652,397         1,843,364
OTHER ASSETS........................................................................       772,889           674,453
                                                                                      ------------      ------------
TOTAL ASSETS........................................................................  $ 50,364,850      $ 48,251,152
                                                                                      ============      ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

       Lines of credit..............................................................  $  8,078,000      $  6,084,209
       Current maturities of long term debt.........................................     1,185,862         1,218,253
       Accounts payable.............................................................     6,287,914         6,297,204
       Accrued liabilities..........................................................     3,276,560         3,681,368
                                                                                      ------------      ------------
          Total current liabilities.................................................    18,828,336        17,281,034

NOTES PAYABLE.......................................................................     5,342,731         5,643,945
SUBORDINATED LONG TERM DEBT.........................................................     6,971,463         6,899,390
DEFERRED INCOME TAXES...............................................................       528,424           528,387
COMMITMENTS AND CONTINGENCIES.......................................................            --                --

SHAREHOLDERS' EQUITY
       Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660
          shares issued and outstanding at May 31, 1999 and February 28, 1999.......       336,660           336,660
       Common stock, 10,000,000 shares authorized, $.001 par value; 2,664,894 and
          2,654,894 shares issued and outstanding at May 31, 1999 and
          February 28, 1999, respectively...........................................         2,665             2,655
       Additional paid-in capital...................................................     8,810,616         8,746,876
       Retained earnings............................................................     9,913,751         9,147,105
       Cost of stock held in treasury...............................................       (57,900)          (57,900)
       Accumulated other comprehensive income                                             (311,896)         (277,000)
                                                                                      ------------      ------------
                                                                                      $ 18,693,896      $ 17,898,396
                                                                                      ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................................  $ 50,364,850      $ 48,251,152
                                                                                      ============      ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED MAY 31, 1999 AND 1998
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                  MAY 31, 1999      MAY 31, 1998
                                                  ------------      ------------
Net Sales.......................................  $ 27,167,061      $ 24,201,144
Cost of goods sold..............................    18,722,427        17,042,339
                                                  ------------      ------------
       Gross profit.............................     8,444,634         7,158,805
                                                  ------------      ------------

Costs and expenses..............................
       Shipping.................................     2,127,713         1,724,836
       General and administrative...............     2,258,601         1,960,615
       Selling and marketing....................     2,422,256         1,966,459
       Other (income) expense...................        (8,546)           14,500
                                                  ------------      ------------
                                                     6,800,024         5,666,410
                                                  ------------      ------------
       Operating income.........................     1,644,610         1,492,395

Interest income.................................        27,774            28,516
Interest expense................................      (433,277)         (445,124)
                                                  ------------      ------------

Income before provision for income taxes........     1,239,107         1,075,787

Provision for income taxes......................      (466,276)         (429,287)
                                                  ------------      ------------

Net income......................................  $    772,831      $    646,500
                                                  ============      ============

Basic and diluted earnings per common share.....  $       0.29      $       0.24

Weighted average number of shares outstanding...     2,684,604         2,702,659
                                                  ============      ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 1999 AND 1998
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED
                                                            MAY 31, 1999    MAY 31, 1998
                                                            ------------    ------------
Cash flows from operating activities:
       Net income ....................................     $   772,831      $   646,500
       Adjustments to reconcile net income to net cash
          used in operating activities:
       Depreciation and amortization .................         330,136          292,280
       Deferred income taxes .........................              --           25,999
       Bad debt expense ..............................          93,995            6,000
       Changes in assets and liabilities:

          Accounts receivable ........................           5,438         (971,980)
          Inventories ................................      (2,201,401)      (1,079,802)
          Other current assets .......................        (244,398)         (27,945)
          Other assets ...............................         (80,005)         140,145
          Accounts payable and accrued liabilities ...        (414,237)         439,484
                                                           -----------      -----------

          Net cash used in operating activities ......      (1,737,641)        (529,319)
                                                           -----------      -----------

Cash flows from investing activities:
       Capital expenditures ..........................        (117,151)        (346,490)
                                                           -----------      -----------
Cash flows from financing activities:
       Net borrowings under lines of credit ..........       1,993,791        1,010,359
       Repayments of long-term debt ..................        (333,605)        (289,308)
       Payments received on notes receivable .........         189,967          243,447
       Proceeds from exercise of stock options .......          63,750               --
       Dividends .....................................          (6,185)          (2,500)
                                                           -----------      -----------

       Net cash provided by financing activities .....       1,907,718          961,998
                                                           -----------      -----------

Cumulative currency translation adjustment ...........         (34,896)         (35,928)
                                                           -----------      -----------

Net increase in cash .................................          18,030           50,261
Cash and cash equivalents at beginning of period .....         290,066          239,984
                                                           -----------      -----------
Cash and cash equivalents at end of period ...........     $   308,096      $   290,245
                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid .................................     $   498,374      $   182,429
       Income taxes paid .............................     $   652,500               --



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1.   BASIS OF PRESENTATION

          The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 1999, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended May 31, 1999 are not necessarily indicative of the results for the full fiscal year ending February 29, 2000.

Note 2.   INVENTORIES

          The major classes of inventories are as follows:

                                                             MAY 31, 1999           FEBRUARY 28, 1999
                                                             ------------           -----------------
          Raw materials and work-in process............      $  5,374,529              $  3,881,685
          Finished goods...............................        11,156,077                10,447,520
                                                             ------------              ------------
                                                             $ 16,530,606              $ 14,329,205
                                                             ============              ============

Note 3.   EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average-number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during the period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not utilized when the effect is antidilutive.

          For the three months ended May 31, 1999 and 1998, the weighted average number of basic shares of common stock outstanding amounted to 2,664,894 and 2,654,894, respectively. For the three months ended May 31, 1999 and 1998, the weighted average number of diluted shares of common stock outstanding amounted to 2,684,604 and 2,702,659, respectively.

Note 4.   COMPREHENSIVE INCOME

       The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement established new rules for the reporting and display of the Company's comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders'

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

equity, to be included in other comprehensive income. During the first quarter of fiscal 2000 and fiscal 1999, the Company's comprehensive income totaled $737,935 and $610,572, respectively.

Note 5.   FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 1998, SFAS No. 133 "Accounting of Derivative Instruments and Hedging Activities" was issued. This standard establishes new accounting and reporting standards requiring that every derivative financial instrument be recorded in the balance sheet as either assets or liabilities and measured at fair value. SFAS 133 requires that changes in the derivative's fair value should be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedge item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accurately.

          SFAS 133 is effective for fiscal years beginning after June 15, 2000.

          The effect of adopting the Standard is currently being evaluated but is not expected to have a material effect on the Company's financial position or results of operations.

Note 6.   RECLASSIFICATIONS

          Certain amounts in the 1998 presentation have been reclassified to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Q.E.P. Co., Inc. ("the Company") manufactures, markets and distributes a broad line of specialty tools and related products for the home improvement market. The Company markets over 4,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, marble and drywall. The Company's products are sold to home improvement retailers, specialty distributors, original equipment manufacturers and chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional. Dollar figures set forth below are rounded to the nearest thousand.

          This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes", "intends", "expects" or "anticipates" and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this report. Additionally, the statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the Company's dependence upon certain key personnel, its ability to manage its growth and the risk of economic and market factors affecting the Company or its customers.

RESULTS OF OPERATIONS

          THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS ENDED MAY 31, 1998

          Net sales for the three months ended May 31, 1999 (the "fiscal 2000 period") were approximately $27,167,000, compared to $24,201,000 for the three months ended May 31, 1998 (the "fiscal 1999 period"), an increase of $2,966,000 or 12.2%. Although selling prices remained relatively stable, there was an increase in the volume of sales to home center retailers (resulting from new product introduction and new store openings) independent distributors (resulting principally from increased market penetration) and an expansion of the Company's customer base.

          Gross profit for the fiscal 2000 period was approximately $8,445,000, compared to $7,159,000 for the fiscal 1999 period, an increase of $1,286,000 or 18.0%. As a percentage of net sales, gross profit increased to 31.1% in the fiscal 2000 period from 29.6% in the fiscal 1999 period. This increase was primarily a result of a change in product mix to higher margin products offset in part by increased prices of raw materials.

          Shipping expenses for the fiscal 2000 period were approximately $2,128,000, compared to $1,725,000 for the fiscal 1999 period, an increase of $403,000 or 23.4%. As a percentage of net sales, these expenses increased to 7.8% in the fiscal 2000 period from 7.1% in the fiscal 1999 period due in part to an approximate 5% increase in freight rates charged by common carriers. The balance of the increase is primarily the result of a higher sales volume.

          General and administrative expenses for the fiscal 2000 period were approximately $2,259,000, compared with $1,961,000 for the fiscal 1999 period, an increase of $298,000 or 15.2%. As a percentage of net sales, these expenses increased to 8.3% in the fiscal 2000 period from 8.1% in the fiscal 1999. The actual increase was primarily the result of the addition of key management personnel, domestically, and severance payments incurred by Roberts Holland.

          Selling and marketing costs for the fiscal 2000 period were approximately $2,422,000, compared to $1,966,000 for the fiscal 1999 period, an increase of $456,000 or 23.2%. As a percentage of net sales, these expenses increased to 8.9% in the fiscal 2000 period from 8.1% in the fiscal 1999 period primarily as a result of the addition of commissioned sales representatives in the second quarter of fiscal 1999. The actual increase was primarily due to increased commissions and volume rebate and marketing allowances resulting from the higher sales volume.

          Interest income and interest expense decreased $1,000 and $12,000, respectively during the fiscal 2000 period compared to the fiscal 1999 period. The decrease in interest expense was a result of the decrease in borrowings associated with the long-term debt offset by an increase in interest associated with short-term financing.

          Provision for income taxes was approximately $466,000 in the fiscal 2000 period, compared to $429,000 in the fiscal 1999 period, an increase of $37,000 or 8.6%. The effective tax rate was approximately 37.6% for the fiscal 2000 period compared to 39.9% for the fiscal 1999 period. The effective tax rate is based upon the most recent effective tax rates available.

          Net income for the fiscal 2000 period increased to $773,000 from $647,000 in the fiscal 1999 period, an increase of $126,000 or 19.5%. Net income as a percentage of net sales increased to 2.8% in fiscal 2000 compared to 2.7% in fiscal 1999, primarily for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

          Working capital as of May 31, 1999 increased from approximately $15,021,000 at February 28, 1999 to $15,839,000, an increase of $818,000, primarily as a result of the Company's operations and an increase in inventory, associated with the higher sales volume, offset by an increase in short-term borrowings. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

          Net cash used in operating activities during the three month period ended May 31, 1999 was $1,738,000 compared to $529,000 for the comparable period in fiscal 1999. The change in the use of cash by operating activities was primarily due to the Company's operations offset by an increase in inventory and a reduction in accounts payable. Net cash used in investing activities was $117,000 compared to $346,000 for the comparable period in fiscal 1999. The expenditures for capital equipment were lower in fiscal 2000 primarily due to the purchase of computer equipment in fiscal 1999.

          Net cash provided by financing activities was $1,908,000 compared to $962,000 in the comparable period in fiscal 1999 due to increased borrowings to support the increase in inventory offset by collections on notes receivable.

          On June 14, 1999, the Company amended its revolving credit and term loan facility agreement with its existing financial institution. The amended agreement provides for additional borrowings of up to $5,000,000 for the Company's foreign subsidiaries. This amount and the existing $10,000,000 domestic facility permit borrowings against a fixed percentage of eligible accounts receivable and inventory as defined. Interest is payable at LIBOR plus 1.25% (6.06% at May 31, 1999) or an alternative currency rate plus 1.25%. The domestic revolving credit agreement terminates July 2003 while the foreign facility terminates June 2001. The credit facility is collateralized by accounts receivable, inventory, equipment and certain real property. Under the terms of the agreement, the Company is required to maintain certain financial ratios and conditions. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's bank credit facility also prohibits the payment of dividends except with the lender's consent. At May 31, 1999, the Company had $2,458,000 available for future borrowings under the domestic credit facility. Prior to the establishment of the foreign credit facility as described above, the Company had a short-term credit line with a European financial institution utilized by Roberts Holland. This facility, which was repaid with the proceeds of the new credit facility, had an outstanding balance of approximately $2,500,000 at May 31, 1999 and was collateralized by accounts receivable, inventory, machinery and equipment and a $2,750,000 standby letter of credit under the Company's domestic revolving credit facility from the Company's domestic financial institution. The Company's European subsidiary also maintains a factoring arrangement whereby the Company is advanced a percentage against accounts receivable. The balance at May 31, 1999 was $888,000 and a substantial portion of this amount was repaid with the proceeds of the new credit facility. In connection with the acquisition of Roberts Consolidated, the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. At May 31, 1999 and February 28, 1999, the amortized balance of this obligation was $6,971,463 and $6,899,390, respectively.

         On October 30, 1998, the Company entered into interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the three months ended May 31, 1999, the Company reduced interest expense by approximately $7,000 as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of nonperformance by any counter-party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender.

          The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the growth in inventory and accounts receivable balances, and will be adequate to finance anticipated capital expenditures for the foreseeable future.

MANAGEMENT INFORMATION SYSTEMS - YEAR 2000

          The Company upgraded its domestic management information systems during fiscal 1999 and its foreign systems during the first quarter of fiscal 2000, which, among other things, ensure proper processing of transactions relating to the Year 2000 and beyond. The Company continues to evaluate appropriate courses of action including the effect of Year 2000 on replacement of certain analog systems. The Company does not expect the costs associated with Year 2000 compliance to have a material effect on its financial position or results of operations. All costs for corrective actions associated with Year 2000 compliance will be funded with cash flow generated from operations and expensed as incurred.

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

          In addition, the Company has contacted its significant suppliers and other service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is currently evaluating supplier responses to date and is not yet in a position to fully assess any third party's compliance efforts with the Year 2000 issues or the actual expected impact on the Company if any third party's Year 2000 compliance efforts fail. The Company presently expects to complete this evaluation by October 31, 1999. However, based upon preliminary analysis, the Company does not believe that the costs, if any, that the Company would incur as a result of any failure of its suppliers to address their Year 2000 issues would have a material adverse effect on its financial position or results of operations. This assessment is based upon a preliminary inquiry into this matter, management may determine that this assessment is incorrect and there can be no assurance that the final assessment of this matter will not differ significantly from the preliminary conclusions.

          The costs associated with Year 2000 compliance of the Company's analog system and the costs associated with any Year 2000 non-compliance on the part of third parties with which the Company does business are based on management's best estimates, utilizing numerous assumptions of future events including the continued availability of certain resources, the existence of third party modification and contingency plans and other factors. However, there can be no guarantee that those estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability of, and the resources available to, third parties on which the Company relies to address Year 2000 issues, and similar uncertainties.

CONTINGENCY PLANS

          In an attempt to mitigate the above risks, the Company, by October 31, 1999, will develop contingency plans for any unplanned interruptions arising from the date change as well as from the failure of any third party's compliance.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES FROM MARKET RISK

         On October 30, 1998, the Company entered into interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the three months ended May 31, 1999, the Company reduced interest expense by approximately $7,000 as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of non-performance by any counterparty to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender.

         The Company averaged approximately $8,276,000 of debt not covered by the interest rate swap agreements during the quarter ended May 31, 1999. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $16,000.

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company is periodically involved in litigation from time to time in the course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)      LIST OF EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

2.1.1    Stock Purchase Agreement dated October 21, 1997 between the Company and
           RCI Holdings, Inc.*

3.1      Certificate of Incorporation of the Company**

3.2      By-Laws of the Company***

4.1      Specimen Common Stock Certificate**

4.1.1 Form of Warrant issued by the Company to the representative of the underwriters of the Company's initial public offering**

10.3.3b Second Agreement of Amendment to the Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O'Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997.+

27       Financial Data Schedule (SEC use only)
-------------------
* Incorporated by reference to Exhibit 2.1 filed with the Company's Report on Form 8-K filed on November 3, 1997.

** Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-07477).

*** Incorporated by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 8, 1997.

+        Filed herewith.
----------


          (b)     REPORTS ON FORM 8-K

                  There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended May 31, 1999.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Q.E.P. CO., INC.

Dated:    July 14, 1999               By:  /s/ LEWIS GOULD
                                         -------------------------------------
                                         Chairman, Chief Executive Officer and
                                         Director (Principal Executive Officer)

Dated:    July 14, 1999               By: /s/ MARC APPLEBAUM
                                         --------------------------------------
                                         Senior Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION                              LOCATION
-------                       -----------                              --------
10.3.3b Second Agreement of Amendment to the Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O'Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October
         21, 1997.

  27     Financial Data Schedule                                              *1






*1        Filed electronically pursuant to Item 401 of Regulation S-T.