Form 10-Q
period 1999-08-31
QEP CO INC
filed 1999-10-14
CIK 1017815

FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:               August 31, 1999
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

                              Yes X   No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 14, 1999: 2,684,894 shares of common stock, par value $.001 per share.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX

PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets
                  August 31, 1999 (Unaudited) and February 28, 1999
                  (Audited)..............................................  3
      Consolidated Statements of Income (Unaudited)
                  For the Six and Three Months Ended August 31, 1999
                  and 1998...............................................  4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended August 31, 1999 and 1998......  5

      Notes to Consolidated Financial Statements.........................  6

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................  8

      Item 3 - Qualitative and Quantitative Disclosures about
               Market Risk............................................... 13

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings......................................... 14

      Item 4 - Submission of Matters to a Vote of Security Holders....... 14

      Item 6 - Exhibits and Reports on Form 8-K.......................... 15

      Signatures......................................................... 16

PART I.           FINANCIAL INFORMATION
ITEM I.           FINANCIAL STATEMENTS

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AUGUST 31, 1999 AND FEBRUARY 28, 1999

                                                                                  AUGUST 31, 1999           FEBRUARY 28, 1999
                                                                                  ---------------           -----------------
                                                                                    (UNAUDITED)                 (AUDITED)
                                       ASSETS

CURRENT ASSETS
      Cash and cash equivalents..................................................    $  1,380,477             $    290,066
      Accounts receivable, less allowance for
         doubtful accounts of  $568,000 and $382,000 at
         August 31, 1999 and February 28, 1999, respectively.....................      15,509,828               15,223,097
      Notes receivable...........................................................         754,867                  678,743
      Inventories................................................................      16,368,435               15,156,137
      Prepaid expenses...........................................................         496,409                  269,609
      Deferred Income Taxes......................................................         684,391                  684,391
                                                                                     ------------             ------------
         Total current assets....................................................      35,194,407               32,302,043

PROPERTY AND EQUIPMENT, NET......................................................       3,817,130                3,543,079

DEFERRED INCOME TAXES............................................................         951,194                1,121,194
INTANGIBLE ASSETS, NET...........................................................      11,070,878                8,767,019
NOTES RECEIVABLE.................................................................       1,388,056                1,843,364
OTHER ASSETS.....................................................................         747,837                  674,453
                                                                                     ------------             ------------
TOTAL ASSETS ....................................................................    $ 53,169,502             $ 48,251,152
                                                                                     ============             ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Lines of credit............................................................    $  9,350,000             $  6,084,209
      Acquisition notes payable..................................................       1,571,500                       --
      Current maturities of long term debt.......................................       1,288,892                1,218,253
      Accounts payable...........................................................       5,268,830                6,297,204
      Accrued liabilities........................................................       3,605,598                3,681,368
                                                                                     ------------             ------------
         Total current liabilities...............................................      21,084,820               17,281,034

NOTES PAYABLE....................................................................       5,144,481                5,643,945
SUBORDINATED LONG TERM DEBT......................................................       6,936,394                6,899,390
DEFERRED INCOME TAXES............................................................         528,387                  528,387
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660
         shares issued and outstanding at August 31, 1999 and February 28, 1999..         336,660                  336,660
      Common stock, 10,000,000 shares authorized, $.001 par value; 2,684,894 and 2,654,894 shares issued and outstanding at August 31, 1999 and
         February 28, 1999, respectively.........................................           2,685                    2,655
      Additional paid-in capital.................................................       8,945,854                8,746,876
      Retained earnings..........................................................      10,615,350                9,147,105
      Cost of stock held in treasury.............................................        ( 57,900)                 (57,900)
      Accumulated other comprehensive income.....................................        (367,229)                (277,000)
                                                                                     ------------             ------------
                                                                                     $ 19,475,420             $ 17,898,396
                                                                                     ------------             ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................    $ 53,169,502             $ 48,251,152
                                                                                     ============             ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE SIX MONTHS AND THREE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                   ----------------                        ------------------
                                          AUGUST 31, 1999      AUGUST 31, 1998     AUGUST 31, 1999     AUGUST 31, 1998
                                          ---------------      ---------------     ---------------     ---------------
Net Sales...........................       $ 56,259,238         $ 49,082,384        $ 29,092,177        $ 24,881,238
Cost of goods sold..................         39,383,205           34,744,347          20,660,778          17,702,008
                                           ------------         ------------        ------------        ------------
  Gross profit......................         16,876,033           14,338,037           8,431,399           7,179,230
                                           ------------         ------------        ------------        ------------
Costs and expenses
  Shipping..........................          4,306,924            3,508,566           2,179,211           1,783,729
  General and administrative........          4,711,413            4,203,199           2,452,812           2,242,587
  Selling and marketing.............          4,629,855            3,957,702           2,207,599           1,991,240
  Other expenses....................              9,926               31,033              18,472              13,262
                                           ------------         ------------        ------------        ------------
                                             13,658,118           11,700,500           6,858,094           6,030,818
                                           ------------         ------------        ------------        ------------
Operating income....................          3,217,915            2,637,537           1,573,305           1,148,412

Interest income.....................             56,144               60,152              28,370              28,364
Interest expense....................           (916,466)            (892,740)           (483,189)           (447,616)
                                           ------------         ------------        ------------        ------------
Income before provision for income
taxes...............................          2,357,593            1,804,949           1,118,486             729,160

Provision for income taxes..........            883,163              678,902             416,887             249,615
                                           ------------         ------------        ------------        ------------
Net income..........................       $  1,474,430         $  1,126,047        $    701,599        $    479,545
                                           ============         ============        ============        ============
Basic and diluted net income per
common share........................              $0.55                $0.42               $0.26               $0.18

Weighted average number of shares
outstanding.........................          2,687,651            2,704,266           2,690,698           2,705,873
                                           ============         ============        ============        ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                                Six Months Ended
                                                                                  AUGUST 31, 1999          AUGUST 31, 1998
                                                                                  ---------------          ---------------
Cash flows from operating activities:
    Net income.........................................................              $  1,474,430             $  1,126,047
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Gain on sale of equipment..........................................                       ---                  (79,049)
    Depreciation and amortization......................................                   774,720                  582,776
    Provision for doubtful accounts....................................                   248,601                  179,775
    Deferred income taxes..............................................                   170,000                  440,419
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable..............................................                    27,164               (1,949,919)
      Inventories......................................................                  (166,374)                (219,257)
      Prepaid expenses.................................................                   (91,074)                  67,192
      Other assets.....................................................                   (67,939)                  28,729
      Accounts payable and accrued liabilities.........................                (1,931,407)                 199,222
                                                                                     ------------             ------------
      Net cash provided by operating activities........................                   438,121                  375,935
                                                                                     ------------             ------------
Cash flows from investing activities:
    Capital expenditures...............................................                  (287,886)                (585,676)
    Purchase of trademarks.............................................                  (833,050)                      --
    Acquisitions, net of cash acquired.................................                (1,149,700)                      --
    Proceeds from sale of fixed assets.................................                        --                   80,734
                                                                                     ------------             ------------
      Net cash used in investing activities............................                (2,270,636)                (504,942)
                                                                                     ------------             ------------
Cash flow from financing activities:
      Net borrowings under lines of credit.............................                 3,265,791                  476,820
      Repayments of long-term debt.....................................                  (653,300)                (582,671)
      Purchase of subordinated debentures..............................                  (107,143)                     ---
      Repayment of acquisition notes payable...........................                   (64,200)                     ---
      Payments received on notes receivable............................                   379,184                  414,448
      Proceeds from exercise of stock options..........................                   199,008
      Dividends........................................................                    (6,185)                  (2,502)
                                                                                     ------------             ------------
      Net cash provided by financing activities........................                 3,013,155                  306,095
                                                                                     ------------             ------------
Cumulative currency translation adjustment.............................                   (90,229)                (143,072)

Net increase in cash...................................................                 1,090,411                   34,016
Cash and cash equivalents at beginning of period.......................                   290,066                  239,984
                                                                                     ------------             ------------
Cash and cash equivalents at end of period.............................              $  1,380,477             $    274,000
                                                                                      ===========             ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest Paid....................................................              $    909,783             $    390,569
      Income taxes paid................................................              $    937,500             $     50,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 1999, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the six and three months ended August 31, 1999 are not necessarily indicative of the results for the full fiscal year ending February 29, 2000.

Note 2.  INVENTORIES

         The major classes of inventories are as follows:

                                                              AUGUST 31, 1999            FEBRUARY 28, 1999
                                                              ---------------            -----------------
Raw materials and work-in-process....................          $    5,070,043             $      3,881,685
Finished goods.......................................              11,298,392                   11,274,452
                                                               --------------             ----------------
                                                               $   16,368,435             $     15,156,137
                                                               ==============             ================

Note 3.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during each period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not used when the effect is antidilutive. For the six months and three months ended August 31, 1998, the weighted average number of basic shares of common stock outstanding amounted to 2,654,894. For the six months and the three months ended August 31, 1999, the weighted average number of basic shares of common stock outstanding amounted to 2,668,227 and 2,678,227, respectively. For the six months ended August 31, 1999 and August 31, 1998, the weighted average number of diluted shares of common stock outstanding amounted to 2,687,651 and 2,704,266, respectively. For the three months ended August 31, 1999 and August 31, 1998, the weighted average number of diluted shares of common stock outstanding amounted to 2,690,698 and 2,705,873, respectively.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 4.  COMPREHENSIVE INCOME

         Comprehensive income includes foreign currency translation adjustments and, for the six months ended August 31, 1999 and 1998, the Company's comprehensive income totaled $1,380,201 and $982,974, respectively. For the three months ended August 31, 1999 and 1998, the Company's comprehensive income totaled $642,266 and $300,545, respectively.

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

                  This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends," "expects" or "anticipates" and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this report. Additionally, the statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's ability to satisfy its working capital needs and to finance its anticipated capital expenditures, the Company's assessment of the effect of any non-performance by the lender under the interest rate swap agreements, the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the Company's dependence upon certain key personnel, its ability to manage its growth and the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

RESULTS OF OPERATIONS

                  SIX MONTHS ENDED AUGUST 31, 1999 COMPARED TO SIX MONTHS ENDED AUGUST 31, 1998

                  Net sales for the six months ended August 31, 1999 (the "fiscal 2000 period") were approximately $56,259,000 compared to approximately $49,082,000 for the six months ended August 31, 1998 (the "fiscal 1999 period"), an increase of $7,177,000 or 14.6%. Although selling prices remained relatively stable, there was an increase in the volume of sales to substantially all of the Company's customer groups, especially home center retailers. The home center retailers continued to increase market penetration by new store openings and expanded certain product lines offered by the Company.

                  Gross profit for the fiscal 2000 period was approximately $16,876,000 compared to $14,338,000 for the fiscal 1999 period, an increase of $2,538,000 or 17.7%. As a percentage of net sales, gross profit increased to 30.0% in the fiscal 2000 period from 29.2% in the fiscal 1999 period. This increase was primarily the result of a change in product mix towards higher margin products.

                  Shipping expenses for the fiscal 2000 period were approximately $4,307,000 compared to $3,509,000 for the fiscal 1999 period, an increase of $798,000 or 22.7%. As a percentage of net sales, these expenses increased to 7.7% in the fiscal 2000 period from 7.2% in the fiscal 1999 period primarily as a result of an increase in freight rates charged by common carriers. Such rate increase and the higher sales volume substantially accounted for the actual increase in shipping expenses.

                  General and administrative expenses for the fiscal 2000 period were approximately $4,711,000 compared with approximately $4,203,000 for the fiscal 1999 period, an increase of $508,000 or 12.1%. As a percentage of net sales, these expenses decreased to 8.4% in the fiscal 2000 period from 8.6% in the fiscal 1999 period, reflecting the leveraging of these costs over greater sales. The actual increase was primarily the result of costs associated with the addition of certain key personnel.

                  Selling and marketing costs for the fiscal 2000 period were approximately $4,630,000 compared to $3,958,000 for the fiscal 1999 period, an increase of $672,000 or 17.0%. As a percentage of net sales, these expenses remained relatively stable at 8.2%. The actual increase relates primarily to advertising allowances and commissions associated with the increase in sales volume.

                  Interest income for the fiscal 2000 period was approximately $56,000 compared to $60,000 in fiscal 1999. Interest expense for the fiscal 2000 period was approximately $916,000 compared to approximately $893,000 in fiscal 1999. Interest expense increased as a result of an increase in borrowings under the Company's line of credit facilities and related interest rates offset in part by a reduction of long term debt.

                  Provision for income taxes was approximately $883,000 in the fiscal 2000 period compared to approximately $679,000 in the fiscal 1999 period, an increase of $204,000 or 30.0%. The effective tax rate was approximately 37.5% for the fiscal 2000 and 1999 periods. The estimated tax rate is based upon the most recent effective tax rates available.

                  As a result of the above, net income for the fiscal 2000 period increased to $1,474,000 from $1,126,000 in the fiscal 1999 period, an increase of $348,000 or 30.9%. Net income as a percentage of net sales increased to 2.6% in fiscal 2000 compared to 2.3% in fiscal 1999.

                  THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1998.

                  Net sales for the three months ended August 31, 1999 were approximately $29,092,000 compared to approximately $24,881,000 for the three months ended August 31, 1998, an increase of $4,211,000 or 16.9%. As selling prices remained stable, a substantial amount of the increase in sales volume was attributable to the Company's home center customers as they continued to increase market penetration through new store openings and the expansion of certain product lines offered by the Company.

                  Gross profit for the fiscal 2000 period was approximately $8,431,000 compared to approximately $7,179,000 in the fiscal 1999 period, an increase of $1,252,000 or 17.4%. As a percentage of net sales, gross profit increased slightly from 28.9% in fiscal 1999 to 29.0% in fiscal 2000 due to a change in product mix towards higher margin products.

                  Shipping expenses for the fiscal 2000 period were approximately $2,179,000 compared to approximately $1,784,000 for the fiscal 1999 period, an increase of $395,000 or 22.1%. As a percentage of net sales, these expenses increased to 7.5% in the fiscal 2000 period from 7.2% in the fiscal 1999 period primarily due to an increase in freight rates. The actual increase was primarily the result of the aforementioned increase in freight rates and increased sales volume.

                  General and administrative expenses for the fiscal 2000 period were approximately $2,453,000 compared to approximately $2,243,000 for the fiscal 1999 period, an increase of $210,000 or 9.4%. As a percentage of net sales, general and administrative expenses decreased from 9.0% in fiscal

1999 to 8.4% in fiscal 2000, reflecting the leveraging of these costs over greater sales. The actual increase was primarily the result of employee related costs and expenses.

                  Selling and marketing costs for the fiscal 2000 period were approximately $2,208,000 compared to approximately $1,991,000 for the fiscal 1999 period, an increase of $217,000 or 10.9%. As a percentage of net sales, these expenses decreased to 7.6% in the fiscal 2000 period from 8.0% in the fiscal 1999 period. This decrease is as a result of lower fixed costs being slightly offset by increased commissions due to the higher sales volume.

                  Interest income for the fiscal 2000 and fiscal 1999 periods was approximately $28,000. Interest expense for the fiscal 2000 period was approximately $483,000 compared to approximately $448,000 in fiscal 1999. Interest expense increased as a result of the increase in borrowings under the Company's line of credit facilities associated with the Company's acquisition of certain foreign businesses and an increase in interest rates.

                  Provision for income taxes was approximately $417,000 in the fiscal 2000 period compared to approximately $250,000 for the fiscal 1999 period, an increase of $167,000 or 66.8%. The effective tax rate was approximately 37.3% for the fiscal 2000 period compared to 34.3% for the fiscal 1999 period. The estimated tax rate is based upon the most recent tax rates available.

                  As a result of the above, net income for the fiscal 2000 period was approximately $702,000 compared to approximately $480,000 for the fiscal 1999 period, an increase of $222,000 or 46.3%.

LIQUIDITY AND CAPITAL RESOURCES

                  Working capital as of August 31, 1999 decreased from approximately $15,021,000 at February 28, 1999 to $14,110,000, a decrease of $911,000, primarily as a result of the Company's increase in operations offset by an increase in short term borrowings to fund the acquisition of certain foreign businesses. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

                  Net cash provided by operating activities during the six month period ended August 31, 1999 was $438,000 compared to $376,000 for the comparable period in fiscal 1999. The increase in cash provided by operating activities was primarily as a result of an increase in income from operations. Net cash used in investing activities was $2,271,000 compared to $505,000 for the comparable period in fiscal 1999, primarily due to the acquisition of certain foreign businesses.

                  Net cash provided by financing activities was $3,013,000 compared to $306,000 in the comparable period in fiscal 1999 due primarily to an increase in short term borrowings to fund working capital needs and the foreign acquisitions, offset by repayments made on the Company's term loan.

                  The Company has a revolving credit and term loan facility agreement with a financial institution. This agreement provides for a $10,000,000 domestic facility and borrowings of up to $5,000,000 for the Company's foreign subsidiaries. These facilities permit borrowings against a fixed percentage of eligible accounts receivable and inventory as defined. Interest is payable at LIBOR plus 1.25% (5.32% at August 31, 1999) or an alternative currency rate plus 1.25%. The domestic revolving credit agreement terminates July 2003 while the foreign facility terminates June 2001. The credit facility is collateralized by accounts receivable, inventory, equipment and certain real property. Under the terms of the agreement, the Company is required to maintain certain financial ratios and conditions. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's bank credit facility also prohibits the payment of dividends except with the lender's consent. At August 31, 1999, the Company had $4,058,000 available for future borrowings under the domestic credit facility and $1,500,000 under its foreign credit facility. Prior to the establishment of the foreign credit facility as described above, the Company had a short-term credit line with a European financial institution utilized by Roberts Holland B.V. This facility was repaid with the proceeds of the new credit facility. In connection with the acquisition of Roberts Consolidated Industries, Inc., the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. At August 31, 1999 and February 28, 1999, the amortized balance of this obligation was $6,936,394 and $6,899,390, respectively.

                  On October 30, 1998, the Company entered into interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the six and three months ended August 31, 1999, the Company reduced interest expense by approximately $10,000 and $3,000, respectively as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of nonperformance by any counter-party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender.

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

MANAGEMENT INFORMATION SYSTEMS - YEAR 2000

                  The Company upgraded its domestic management information systems during fiscal 1999 and its foreign systems during the first quarter of fiscal 2000 which, among other things, ensure proper processing of transactions relating to the Year 2000 and beyond. The Company continues to evaluate appropriate courses of action including the effect of Year 2000 on the replacement of certain analog systems in connection with certain recently acquired subsidiaries. The Company does not expect the costs associated with the replacement of these analog systems to have a material effect on its financial position or results of operations. All costs for such corrective actions will be funded with cash flow generated from operations and expensed as incurred.

RISKS OF YEAR 2000 ISSUES

                  The Company participates in the electronic data interchange program maintained by many of its larger customers, including Home Depot, Lowe's and HomeBase. The Company's principal customers have provided written notification advising the Company that they are in the process of, or have been, addressing Year 2000 compliance. Failure by any of these principal customers to adequately address these Year 2000 issues could have a material adverse effect on the Company.

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

                  The costs associated with Year 2000 compliance of the Company's recently acquired subsidiaries' analog systems and the costs associated with any Year 2000 non-compliance on the part of third parties with which the Company does business are based on management's best estimates utilizing numerous assumptions of future events including the continued availability of certain resources, the existence of third party modification and contingency plans and other factors. However, there can be no guarantee that those estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability of, and the resources available to, third parties on which the Company relies to address Year 2000 issues, and similar uncertainties. Because of these inherent uncertainties the Company is unable to quantify its potential exposure with certainty.

CONTINGENCY PLANS

                  As further described above, the Company believes that its principal risks related to the Year 2000 are (i) the level of preparedness of its suppliers and customers and (ii) the analog systems of certain of the Company's recently acquired foreign subsidiaries. In an attempt to mitigate these risks, the Company will develop contingency plans for any unplanned interruptions arising from the date change as well as from the failure of any third party's compliance. Such plans may include a build up of inventory before the end of the calendar year and the manual processing of certain customer orders and invoices.

ITEM 3.           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

                  On October 30, 1998, the Company entered into interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the six and three months ended August 31, 1999, the Company reduced interest expense by approximately $10,000 and $3,000, respectively as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender.

                  The Company averaged approximately $8,865,000 and $9,695,000 of debt not covered by the interest rate swap agreements during the six and three months ended August 31, 1999. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $37,000 and $20,000, respectively.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is periodically involved in litigation from time to time in the course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on July 16, 1999. The following matters were voted upon at the Annual Meeting:

(i)      The election of the following five members to the Company's Board of
Directors:

Mervyn D. Fogel      votes for:       2,553,919        votes withheld:  3,490
Leonard Gould        votes for:       2,553,919        votes withheld:  3,490
Lewis Gould          votes for:       2,553,919        votes withheld:  3,490
Christian Nast       votes for:       2,553,919        votes withheld:  3,490
Emil Vogel           votes for:       2,553,919        votes withheld:  3,490

There were no broker non-votes on this proposal.

(ii) The ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ending February 29, 2000.

    For:                           2,555,619
    Against:                           1,090
    Abstain:                             700

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

    3.1           Certificate of Incorporation of the Company**

    3.2           By-Laws of the Company ***

    4.1           Specimen Common Stock Certificate **

    4.1.1 Form of Warrant issued by the Company to the representative of the underwriters of the Company's initial public offering**

   10.3.3 Second Agreement of Amendment to the Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O'Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997****

   27             Financial Data Schedule (SEC use only)

----------

* Incorporated by reference to Exhibit 2.1 filed with the Company's Report on Form 8-K filed on November 3, 1997.

** Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-07477).

*** Incorporated by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 28, 1997.

**** Incorporated by reference to Exhibit of the same number filed with the Company's quarterly report for the period ended May 31, 1999 on Form 10Q filed on July 14, 1999.

         (b)      REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended August 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Q.E.P. CO., INC.

Dated: October 14, 1999    By: /s/ LEWIS GOULD
                               -------------------------------------------------
                               Lewis Gould, Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: October 14, 1999    By: /s/ MARC P. APPLEBAUM
                               -------------------------------------------------
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION                                 LOCATION
------                    -----------                                 --------
27                        Financial Data Schedule                        *1

----------
*1    Filed electronically pursuant to Item 401 of Regulation S-T.