Form 10-Q
period 1999-11-30
QEP CO INC
filed 2000-01-13
CIK 1017815

Securities and Exchange Commission
                              Washington D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:               November 30, 1999
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

                             Yes X   No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 13, 2000: 2,684,894 shares of common stock, par value $.001 per share.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets
                  November 30, 1999 (Unaudited) and February 28, 1999 (Audited).............................  3
      Consolidated Statements of Income (Unaudited)
                  For the Nine and Three Months Ended November 30, 1999 and 1998............................  4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended November 30, 1999 and 1998......................................  5

      Notes to Consolidated Financial Statements............................................................  6

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations........  8

      Item 3 - Qualitative and Quantitative Disclosures about Market Risk................................... 13

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings............................................................................ 14

      Item 6 - Exhibits and Reports on Form 8-K............................................................. 14

      Signatures............................................................................................ 15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     NOVEMBER 30, 1999 AND FEBRUARY 28, 1999

                                                                                NOVEMBER 30, 1999   FEBRUARY 28, 1999
                                                                                -----------------   -----------------
                                                                                  (UNAUDITED)           (AUDITED)
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents ................................................     $    721,308      $    290,066
      Accounts receivable, less allowance for
         doubtful accounts of $655,000 and $382,000 at
         November 30, 1999 and February 28, 1999, respectively .................       15,560,822        15,223,097
      Notes receivable .........................................................          761,554           678,743
      Inventories ..............................................................       16,346,083        15,156,137
      Prepaid expenses .........................................................          465,922           269,609
      Deferred income taxes ....................................................          684,391           684,391
                                                                                     ------------      ------------
         Total current assets ..................................................       34,540,080        32,302,043

Property and equipment, net ....................................................        3,893,701         3,543,079

Deferred income taxes ..........................................................          607,901         1,121,194
Intangible assets, net .........................................................       12,180,353         8,767,019
Notes receivable ...............................................................        1,178,660         1,843,364
Other assets ...................................................................          899,378           674,453
                                                                                     ------------      ------------

Total assets ...................................................................     $ 53,300,073      $ 48,251,152
                                                                                     ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Lines of credit ..........................................................     $  8,098,956      $  6,084,209
      Acquisition notes payable ................................................        1,672,240                --
      Current maturities of long-term debt .....................................        1,184,372         1,218,253
      Accounts payable .........................................................        6,482,403         6,297,204
      Accrued liabilities ......................................................        3,671,469         3,681,368
                                                                                     ------------      ------------
         Total current liabilities .............................................       21,109,440        17,281,034

Notes payable - banks ..........................................................        4,864,224         5,643,945
Acquisition notes payable ......................................................          600,000                --
Subordinated long-term debt ....................................................        5,837,853         6,899,390
Deferred income taxes ..........................................................          528,387           528,387
Commitments and contingencies

SHAREHOLDERS' EQUITY
      Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at November 30, 1999 and
       February 28, 1999, respectively .........................................          336,660           336,660
      Common stock, 10,000,000 shares authorized, $.001 par value; 2,684,894 and
       2,654,894 shares issued and outstanding at November 30, 1999 and
       February 28, 1999, respectively .........................................            2,685             2,655
      Additional paid-in capital ...............................................        8,945,853         8,746,876
      Retained earnings ........................................................       11,566,172         9,147,105
      Cost of stock held in treasury ...........................................          (57,900)          (57,900)
      Accumulated other comprehensive income ...................................         (433,301)         (277,000)
                                                                                     ------------      ------------
                                                                                       20,360,169      $ 17,898,396
                                                                                     ------------      ------------
Total liabilities and shareholders' equity .....................................     $ 53,300,073      $ 48,251,152
                                                                                     ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE NINE MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                          NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                         -----------------                  ------------------
                                                             NOVEMBER 30                         NOVEMBER 30,
                                                             -----------                         ------------
                                                       1999              1998              1999               1998
                                                   ------------      ------------      ------------      ------------
Net Sales ....................................     $ 84,489,837      $ 73,128,758      $ 28,230,599      $ 24,106,293
Cost of goods sold ...........................       58,945,812        51,529,234        19,562,607        16,842,804
                                                   ------------      ------------      ------------      ------------
  Gross profit ...............................       25,544,025        21,599,524         8,667,992         7,263,489
                                                   ------------      ------------      ------------      ------------
Costs and expenses
  Shipping ...................................        6,491,448         5,389,528         2,184,524         1,880,962
  General and administrative .................        7,054,323         6,179,622         2,342,910         1,978,423
  Selling and marketing ......................        7,085,065         5,910,031         2,455,210         1,952,329
  Other expense (income), net ................            5,798            57,580            (4,128)           26,548
                                                   ------------      ------------      ------------      ------------
                                                     20,636,634        17,536,761         6,978,516         5,838,262
                                                   ------------      ------------      ------------      ------------

Operating income .............................        4,907,391         4,062,763         1,689,476         1,425,227
Interest income ..............................           77,878            90,919            21,734            30,767
Interest expense .............................       (1,348,460)       (1,317,082)         (431,994)         (424,342)
                                                   ------------      ------------      ------------      ------------

Income before provision for income taxes and
  extraordinary item .........................        3,636,809         2,836,600         1,279,216         1,031,652
Provision for income taxes ...................        1,387,532         1,064,930           504,369           386,028
                                                   ------------      ------------      ------------      ------------
                                                      2,249,277         1,771,670           774,847           645,624
Extraordinary item, gain on early
  extinguishment of debt .....................          181,559                --           181,559                --
                                                   ------------      ------------      ------------      ------------

Net Income ...................................     $  2,430,836      $  1,771,670      $    956,406      $    645,624
                                                   ============      ============      ============      ============

Basic and diluted net income per common share:
  Income before extraordinary item ...........     $       0.84      $       0.66      $       0.29      $       0.24
  Extraordinary item .........................     $       0.07      $         --      $       0.07      $         --
                                                   ------------      ------------      ------------      ------------

  Net income per share .......................     $       0.91      $       0.66      $       0.36      $       0.24
                                                   ============      ============      ============      ============
Weighted average number of shares outstanding         2,689,622         2,689,498         2,695,464         2,659,963
                                                   ============      ============      ============      ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                 NOVEMBER 30, 1999      NOVEMBER 30,1998
                                                                 -----------------      ----------------
Cash flows from operating activities:
    Net income ...........................................          $ 2,430,836           $ 1,771,670
    Adjustments to reconcile net income to net cash
      provided by  operating activities:
    Gain on sale of equipment ............................                   --               (91,571)
    Depreciation and amortization ........................            1,120,674               980,414
    Provision for doubtful accounts ......................              373,641               145,244
    Gain on early extinguishment of debt .................             (181,559)                   --
    Deferred income taxes ................................              513,293               440,419
    Changes in assets and liabilities, net of acquisitions
      Accounts receivable ................................             (104,399)             (759,713)
      Inventories ........................................               (7,488)             (656,010)
      Prepaid expenses ...................................              (51,501)              191,988
      Other assets .......................................             (144,794)              149,445
      Accounts payable and accrued liabilities ...........             (706,789)             (286,891)
                                                                    -----------           -----------
      Net cash provided by operating activities ..........            3,241,914             1,884,995
                                                                    -----------           -----------
Cash flows from investing activities:
    Capital expenditures .................................             (491,928)             (907,020)
    Purchase of trademarks ...............................             (833,050)                   --
    Proceeds from sale of fixed assets ...................                   --                80,734
    Acquisitions, net of cash acquired ...................           (1,605,365)                   --
                                                                    -----------           -----------
      Net cash used in investing activities ..............           (2,930,343)             (826,286)
                                                                    -----------           -----------
Cash flows from financing activities:
      Net borrowings under lines of credit ...............            1,790,291               168,548
      Repayments of long-term debt .......................             (926,172)           (1,002,768)
      Repayments of acquisition notes payable ............             (263,460)                   --
      Purchase of subordinated debentures ................           (1,093,817)                   --
      Proceeds from exercise of stock options ............              199,008                    --
      Payments on notes receivable .......................              581,893               647,383
      Dividends ..........................................              (11,771)              (11,000)
                                                                    -----------           -----------
      Net cash provided by (used in) financing activities               275,972              (197,837)
                                                                    -----------           -----------
Cumulative currency translation adjustment ...............             (156,301)             (105,072)
                                                                    -----------           -----------
Net increase in cash .....................................              431,242               755,800
Cash and cash equivalents at beginning of period .........              290,066               239,984
                                                                    -----------           -----------
Cash and cash equivalents at end of period ...............          $   721,308           $   995,784
                                                                    ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid ......................................          $ 1,281,000           $ 1,092,000
      Income taxes paid ..................................          $ 1,357,000           $   100,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 1999, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 1999 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the nine and three months ended November 30, 1999 are not necessarily indicative of the results for the full fiscal year ending February 29, 2000.

Note 2.  INVENTORIES

         The major classes of inventories are as follows:

                                        NOVEMBER 30, 1999    FEBRUARY 28, 1999
                                        -----------------    -----------------
Raw materials and work-in-process          $ 4,257,740          $ 3,881,685
Finished goods ..................           12,088,343           11,274,452
                                           -----------          -----------
                                           $16,346,083          $15,156,137
                                           ===========          ===========

Note 3.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during each period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not used when the effect is antidilutive. For the nine months and three months ended November 30, 1998, the weighted average number of basic shares of common stock outstanding amounted to 2,654,894. For the nine months and the three months ended November 30, 1999, the weighted average number of basic shares of common stock outstanding amounted to 2,673,783 and 2,684,894, respectively. For the nine months ended November 30, 1999 and November 30, 1998, the weighted average number of diluted shares of common stock outstanding amounted to 2,689,622 and 2,689,498, respectively. For the three months ended November 30, 1999 and November 30, 1998, the weighted average number of diluted shares of common stock outstanding amounted to 2,695,464 and 2,659,963, respectively.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 4.  COMPREHENSIVE INCOME

         Comprehensive income includes foreign currency translation adjustments and, for the nine months ended November 30, 1999 and 1998, the Company's comprehensive income totaled $2,274,535 and $1,666,598, respectively. For the three months ended November 30, 1999 and 1998, the Company's comprehensive income totaled $890,334 and $683,624, respectively.

Note 5.  FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133 "Accounting of Derivative Instruments and Hedging Activities" was issued. This standard establishes new accounting and reporting standards requiring that every derivative financial instrument be recorded in the balance sheet as either assets or liabilities and measured at fair value. SFAS 133 requires that changes in the derivative's fair value should be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedge item in the income statement and requires that a company must formally and accurately document, designate and assess the effectiveness of transactions that receive hedge.

         SFAS 133 is effective for fiscal years beginning after June 15, 2000.

         The effect of adopting the Standard is currently being evaluated but is not expected to have a material effect on the Company's financial position or results of operations.

Note 6.  RECLASSIFICATIONS

Certain amounts in the fiscal year 1999 presentation have been reclassified to conform to the fiscal year 2000 presentation.

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

         This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends," "expects" or "anticipates" and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this report. Additionally, the statements are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company basis its assessment of its future working capital and capital expenditure requirements could prove to be different then expected and those relating to the Company's ability to satisfy its working capital needs and to finance its anticipated capital expenditures, the Company's anticipation of the performance by the lender under the interest rate swap agreements and its assessment of the effect of any non-performance by the lender under the interest rate swap agreements, the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the Company's dependence upon certain key personnel, its ability to manage its growth and the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

RESULTS OF OPERATIONS

         NINE MONTHS ENDED NOVEMBER 30 ,1999 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1998

         Net sales for the nine months ended November 30, 1999 (the "fiscal 2000 period") were approximately $84,490,000 compared to approximately $73,129,000 for the nine months ended November 30, 1998 (the "fiscal 1999 period"), an increase of $11,361,000 or 15.5%. Although selling prices remained relatively stable from the fiscal 1999 period, there was an increase in the volume of sales to substantially all of the Company's customer groups, especially home centers which was primarily the result of certain home centers expanding their offering of certain of the Company's product lines. Additionally, approximately $2,000,000 of volume was derived from sales attributable to companies acquired by the Company during the second and third quarter of the fiscal 2000 period.

         Gross profit for the fiscal 2000 period was approximately $25,544,000 compared to $21,600,000 for the fiscal 1999 period, an increase of $3,944,000 or 18.3%. As a percentage of net sales, gross profit increased to 30.2% in the fiscal 2000 period from 29.5% in the fiscal 1999 period primarily as a result of a change in product mix.

         Shipping expenses for the fiscal 2000 period were approximately $6,491,000 compared to $5,390,000 for the fiscal 1999 period, an increase of $1,101,000 or 20.4%. As a percentage of net sales, these expenses increased to 7.7% in the fiscal 2000 period from 7.4% in the fiscal 1999 period, primarily as a result of an increase in freight rates charged by common carriers and expenses incurred for the repositioning of inventories related to the increase in sales volume.

         General and administrative expenses for the fiscal 2000 period were approximately $7,054,000 compared with approximately $6,180,000 for the fiscal 1999 period, an increase of $874,000 or 14.1%. As a percentage of net sales, these expenses decreased to 8.3% in the fiscal 2000 period from 8.5% in the fiscal 1999 period reflecting the leveraging of these costs over greater sales. The actual increase related principally to employee related cost and expenses together with an increase in reserves against certain accounts receivable.

         Selling and marketing costs for the fiscal 2000 period were approximately $7,085,000 compared to $5,910,000 for the fiscal 1999 period, an increase of $1,175,000 or 19.9%. As a percentage of net sales, these expenses increased to 8.4% in the fiscal 2000 period from 8.1% in the fiscal 1999 period. The increase is primarily the result of increased commissions resulting from higher sales volume, additional personnel and an increase in certain rebate and royalty agreements.

         Interest income for the fiscal 2000 period was approximately $78,000 compared to $91,000 in the fiscal 1999 period. Interest expense for the fiscal 2000 period was approximately $1,348,000 compared to approximately $1,317,000 in the fiscal 1999 period. Interest expense increased primarily as a result of an increase in short-term borrowings to fund the inventory and accounts receivable increase caused by the higher sales volume. This was partially offset by repayments of long-term debt.

         During the third quarter of the fiscal 2000 period, the Company repurchased approximately $1,229,000 of its 8% Subordinated Debentures issued in 1997 to mature in April 2001. The transaction resulted in an extraordinary gain from the early extinguishment of debt approximating $182,000.

         Provision for income taxes was approximately $1,388,000 in the fiscal 2000 period compared to approximately $1,065,000 in the fiscal 1999 period, an increase of $323,000 or 30.3%. The effective tax rate was approximately 38.2% and 37.5% for the fiscal 2000 and fiscal 1999 periods, respectively. The estimated tax rate is based upon the most recent effective tax rates available and is slightly higher in the fiscal 2000 period due to higher foreign tax rates associated with the Company's recent acquisitions.

         As a result of the above, net income for the fiscal 2000 period increased to $2,431,000 from $1,772,000 in the fiscal 1999 period, an increase of $659,000 or 37.2%. Further, net income as a percentage of net sales increased to 2.9% in fiscal 2000 compared to 2.4% in fiscal 1999. Exclusive of the extraordinary item, net income increased $477,000 to $2,249,000 (26.9%) and net income as a percentage of net sales increased to approximately 2.7%.

         THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1998.

         Net sales for the three months ended November 30, 1999 ("fiscal 2000 quarter") were approximately $28,231,000 compared to approximately $24,106,000 for the three months ended November 30, 1999 ("fiscal 1999 quarter"), an increase of $4,125,000 or 17.1%. Approximately $1,900,000 of the increase was the result of sales attributable to companies acquired by the Company while the remainder was the continuation of the expansion of the Company's product lines at certain home center customers.

         Gross profit for the fiscal 2000 quarter was approximately $8,668,000 compared to approximately $7,263,000 in the fiscal 1999 quarter, an increase of $1,405,000 or 19.3%. As a percentage of net sales, gross profit increased from 30.1% in the fiscal 1999 quarter to 30.7% in the fiscal 2000 quarter due primarily to a change in product mix and a slight increase in favorable production variances resulting from an increase in production capacity.

         Shipping expenses for the fiscal 2000 quarter were approximately $2,185,000 compared to approximately $1,881,000 for the fiscal 1999 quarter, an increase of $304,000 or 16.2%. As a percentage of net sales, these expenses remained relatively stable at 7.8%. The actual increase results substantially from the increase in sales volume.

         General and administrative expenses for the fiscal 2000 quarter were approximately $2,343,000 compared to approximately $1,978,000 for the fiscal 1999 quarter, an increase of $365,000 or 18.5%. As a percentage of net sales, general and administrative expenses remained relatively stable at approximately 8.3% in the fiscal 2000 quarter compared to 8.2% in the fiscal 1999 quarter. The actual increase was primarily the result of an increase in reserves associated with certain accounts receivable and an increase in personnel costs.

         Selling and marketing costs for the fiscal 2000 quarter were approximately $2,455,000 compared to approximately $1,952,000 for the fiscal 1999 quarter, an increase of $503,000 or 25.8%. As a percentage of net sales, these expenses increased to 8.7% in the fiscal 2000 quarter from 8.1% in the fiscal 1999 quarter. The percentage increase is primarily a result of an increase in certain rebate and royalty agreements. The actual increase is the result of the higher sales volume.

         Interest income for the fiscal 2000 quarter was approximately $22,000 compared to $31,000 for the fiscal 1999 quarter. Interest expense for the fiscal 2000 quarter was approximately $432,000 compared to approximately $424,000 in the fiscal 1999 quarter. Interest expense increased as a result of an increase in short-term borrowings to fund the increase in accounts receivable and inventory resulting from the higher sales volume.

         During the third quarter of fiscal 2000, the Company repurchased approximately $1,229,000 of its 8% Subordinated Debentures issued in 1997 to mature in April 2001. The transaction resulted in an extraordinary gain from the early extinguishment of debt approximating $182,000.

         Provision for income taxes was approximately $504,000 in the fiscal 2000 quarter compared to approximately $386,000 for the fiscal 1999 quarter, an increase of $118,000 or 30.6%. The effective tax rate was approximately 39.4% for the fiscal 2000 quarter and 37.4% for the fiscal 1999 quarter. The estimated tax rate is based upon the most recent tax rates available and is slightly higher in the fiscal 2000 quarter to reflect the higher international tax rates associated with the Company's recent acquisitions.

         As a result of the above, net income for the fiscal 2000 quarter was approximately $956,000 compared to approximately $646,000 for the fiscal 1999 quarter, an increase of $310,000 or 48.0%. Exclusive of the extraordinary item, the increase in net income was approximately $128,000 or 19.8%. As a percentage of net sales, net income increased to 3.4% in the fiscal 2000 quarter from 2.7% in the fiscal 1999 quarter. Exclusive of the extraordinary item, the fiscal 2000 quarter net income approximated 2.7% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital as of November 30, 1999 decreased from approximately $15,021,000 at February 28, 1999 to $13,431,000, a decrease of $1,590,000, primarily as a result of the utilization of working capital to repurchase subordinated long-term debt and the recent acquisitions. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

         Net cash provided by operating activities during the fiscal 2000 period was $3,242,000 compared to $1,885,000 for the comparable fiscal 1999 period. The increase in cash provided by operating activities was primarily the result of an increase in income from operations adjusted for non-cash charges for depreciation and amortization, offset by a substantial decrease in accounts payable and accrued liabilities. Net cash used in investing activities was $2,930,000 compared to $826,000 for the comparable fiscal 1999 period. The increase results principally from the acquisition of certain foreign subsidiaries.

         For the fiscal 2000 period, cash provided by financing activities was $276,000 which was primarily the result of an increase in short-term borrowings to fund the recent acquisitions offset by repayments of long-term debt. Net cash used by financing activities was $198,000 in the fiscal 1999 period which was primarily the result of repayments of long-term debt offset by collections of notes receivable.

         The Company has a revolving credit and term loan facility agreement with a financial institution. This agreement provides for a $10,000,000 domestic facility and borrowings of up to $5,000,000 for the Company's foreign subsidiaries. These facilities permit borrowings against a fixed percentage of eligible accounts receivable and inventory as defined. Interest is payable at LIBOR (5.59% at November 30, 1999) plus 1.25% or an alternative currency rate plus 1.25%. The domestic revolving credit agreement terminates July 2003 while the foreign facility terminates June 2001. The credit facility is collateralized by accounts receivable, inventory, equipment and certain real property and, under the terms of the agreement, the Company is required to maintain certain financial ratios and conditions. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's bank credit facility also prohibits the payment of dividends except with the lender's consent. At November 30, 1999, the Company had $5,490,000 available for future borrowings under the domestic credit facility, net of $160,000 in outstanding letters of credit, and $1,697,000 under its foreign credit facility. Prior to the establishment of the foreign credit facility as described above, the Company had a short-term credit line with a European financial institution utilized by Roberts Holland B.V. This facility was repaid with the proceeds of the new credit facility. In connection with the acquisition of Roberts Consolidated Industries, Inc., the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. During the third quarter of fiscal 2000, the Company repurchased approximately $1,229,000 of such debentures resulting in an extraordinary gain from early extinguishment of debt approximating $182,000. At November 30, 1999 and February 28, 1999, the remaining amortized balance of this obligation was $5,838,000 and $6,899,000, respectively. In connection with the recent acquisitions, the Company issued four notes to the related sellers. Three of the notes, aggregating approximately $1,372,000 are payable within one year and are non-interest bearing. The fourth note, amounting to $900,000, is payable in equal installments over a three year period with interest at the Company's prevailing borrowing rate.

         On October 30, 1998, the Company entered into two interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the nine and three months ended November 30, 1999, the Company reduced interest expense by approximately $16,000 and $6,000, respectively as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of nonperformance by any counter-party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender. The first interest rate swap agreement in the amount of $1,500,000 expired on December 23, 1999.

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

MANAGEMENT INFORMATION SYSTEMS - YEAR 2000

         The Company upgraded its domestic management information systems during fiscal 1999 and its foreign systems during the first quarter of fiscal 2000 which, among other things, ensure proper processing of transactions relating to the Year 2000 and beyond. As is true for most companies, the Company faces a risk from the Year 2000 issue. It is the Company's intention for the disclosures and announcements concerning its products and Year 2000 programs, including those in this report on Form 10-Q, to constitute "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act.

         While not all Year 2000-date related disruption scenarios have been experienced, and there is a possibility of disruptions in the future, through the date of this report, the Company has experienced no material disruption or other significant problems. The Company continues to evaluate and mitigate its exposure in areas where appropriate. Based on currently available information, management continues to believe that Year 2000-related disruptions or other problems, if any, will not have a significant adverse impact on the Company's operational results or financial condition. However, the Company cannot be certain that Year 2000 issues will not have a material adverse impact on it, since the evaluation process is not yet complete and it is early in the Year 2000.

         The Company believes that its most reasonably likely worst case Year 2000 scenario would relate to problems with the systems and services of third parties rather than with the Company's internal systems or products. The Company cannot identify all possible disruption scenarios; however, contingency plans for critical business operations are in place. These plans will continue to be validated and modified as needed as the Company learns about disruptions, if any, caused by the Year 2000 date rollover. All costs associated with year 2000 compliance were funded with cash flow generated from operations, expensed as incurred and did not have a material effect on the financial position or results of operations of the Company.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         On October 30, 1998, the Company entered into two interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the nine and three months ended November 30, 1999, the Company reduced interest expense by approximately $16,000 and $6,000, respectively as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender. The first interest rate swap agreement in the amount of $1,500,000 expired on December 23, 1999.

         The Company averaged approximately $8,047,000 and $9,465,000 of debt not covered by the interest rate swap agreements during the nine and three months ended November 30, 1999. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $50,000 and $20,000, respectively.

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

----------

    (b)  REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended November 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Q.E.P. CO., INC.

Dated: January 13, 2000    By: /s/ LEWIS GOULD
                              --------------------------------------------------
                              Lewis Gould, Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: January 13, 2000    By: /s/ MARC P. APPLEBAUM
                              -------------------------------------------------
                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT

NUMBER                 DESCRIPTION                                  LOCATION
------                 -----------                                  --------

 27                    Financial Data Schedule                          *1

*1       Filed electronically pursuant to Item 401 of Regulation S-T.