Form 10-K
period 2000-02-29
QEP CO INC
filed 2000-05-26
CIK 1017815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended February 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common stock held by non-affiliates as of May 3, 2000 is $11,093,014, computed by reference to the closing price for such shares on the NASDAQ National Market System as of such date. The registrant does not have any authorized or issued non-voting common equity securities.

The number of shares outstanding of each of the registrant's classes of common stock as of May 3, 2000 is: 2,687,294 shares of Common Stock, par value $0.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange commission in connection with the Registrant's Annual Meeting of Stockholders to be held on July 14, 2000 are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item 1.  Business

General

Founded in 1979, Q.E.P. Co., Inc. (the "Company" or "Q.E.P.") manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P./trademark/, O'TOOL/trademark/ and ROBERTS/trademark/, the Company markets over 4,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet and marble. Q.E.P.'s products include trowels, floats, tile cutters, wet saws, spacers, nippers, pliers, carpet trimmers and cutters, carpet adhesives, seaming tape, tack strip, knives and abrasives. These products are sold to home improvement retailers, including national and regional chains such as Home Depot and Lowe's, specialty distributors to the hardware, construction, flooring and home improvement trades and chain or independent hardware, tile, and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional.

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

On October 21, 1997, pursuant to a Stock Purchase Agreement dated as of the same date between Q.E.P. and RCI Holdings, Inc., a Delaware corporation (the "Seller"), Q.E.P., purchased all of the issued and outstanding stock of Roberts Consolidated Industries, Inc. ("Roberts Consolidated" or "Roberts"), a Delaware corporation and wholly owned subsidiary of the Seller. Roberts is engaged in the manufacture and sale of carpet installation products, including carpet adhesives and installation tools. As a result of the acquisition of Roberts Consolidated, the Company expanded its product lines, increased its distribution channels and broadened its customer base. Roberts Consolidated sells its products primarily to flooring distributors throughout the world. Roberts Consolidated operates three leased manufacturing facilities: one in City of Industry, California; one in Mexico, Missouri; and one in Bramalea, Ontario, Canada.

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

Further, the Company made several strategic acquisitions during the year ended February 29, 2000, as part of its strategic plan to enhance its leadership in the worldwide flooring market. On June 17, 2000, the Company acquired Neon Australia Pty, Ltd., a leading Australian manufacturer of flooring tapes and metals for the carpet industry. On July 20, 1999, the Company acquired Novafonte, Limitada, a distributor, manufacturer and installer of ceramic tile and ceramic tile accessories located in Santiago, Chile. On July 22, 1999, the Company acquired an additional Australian flooring company, Accessories Marketing Pty, Ltd., the largest distributor of tools and installation products for all types of flooring in the Australian marketplace. On September 21, 1999, the Company acquired Boiardi Products Corp. of Little Falls, NJ. Boiardi is a manufacturer of a full line of thin-set mortars, grouts, self-leveling concrete toppings and crack-suppressing waterproof membranes used in the flooring industry. On September 30, 1999, the Company acquired Trade Mates Pty, Ltd. of Australia, a distributor of ceramic tile tools in the Australian marketplace. On December 6, 1999, the Company acquired Zocalis, SRL, an Argentinean company located in Buenos Aires. Zocalis is a manufacturer of ceramic borders and trim. Collectively, these acquisitions are referred to as the "Fiscal 2000 acquisitions" elsewhere herein.

On March 9, 2000, the Company acquired Southern Tile Agencies Ltd. Pty located in Australia and Stone Mountain Manufacturing of Georgia. Southern Tile is a manufacturer of quality accessories used for the installation of ceramic tile and Stone Mountain is a prime manufacturer of dry set powders and grouts also used for ceramic tile installation.

Market Overview

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to industry information published by the National Home Center News ("NHCN"), the United States retail home improvement market generated retail sales of over $200 billion in 1999 with home centers accounting for approximately $128 billion. NHCN projects that flooring products accounted for approximately 7% of sales in 1999. Estimates are that by 2004, the floor covering industry will have grown into a $62 billion business, up from $40 billion in 1998. Additionally, it is projected that by 2006, Americans will spend 58% more per capita on floor coverings than they do at the present time.

The Company believes that growth in the home improvement market is being driven by several factors, including (i) aging of the United States housing stock which requires greater repair and maintenance expenditures, (ii) increased housing turnover of both new and existing homes, (iii) favorable demographic trends as "baby boomers," now reaching the 37 to 56 year old age category, historically accounting for the largest home improvement expenditures of any age group, and
(iv) changes in consumer preferences, which have caused an increase in the median size of new homes and which have contributed to demand for remodeling and expansion of older homes.

Within the home improvement market, distribution channels have continued to consolidate as a result of the success of the warehouse home center format used by large home improvement retailers. The increasing dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions and large-format stores. Estimates published by the NHCN indicate that the 10 largest retailers accounted for approximately $70.3 million of all home improvement sales in 1999. Based on data available to the Company, the primary beneficiaries of this consolidation among home improvement retailers have been the top two or three companies (ranked by annual sales volume). Thus, while the home improvement market's retail sales have expanded, the market is being increasingly dominated by the largest retailers.

The Company's two largest customers, Home Depot and Lowe's, experienced compound annual sales growth rates of 25.2% and 19.1%, respectively, from 1998 to 1999, according to their published financial reports and both have announced plans to continue increasing the number of stores each operates. As consolidation continues among home improvement retailers, the Company expects that sales of the largest national and regional home improvement retailers will continue to increase at greater rates than the rate of sales growth in the overall market. The Company expects that the growth trends in the specialty flooring segment of the home improvement market and among its customer base will directly affect the Company's ability to generate growth in its sales and net income, its expansion strategy and the nature of its sales and marketing initiatives.

Business Strategy

The Company's strategy is to enhance its position as a leading manufacturer and distributor of specialty tools and related products by introducing new products and cross-selling products among its channels of distribution, expanding market share by obtaining new customers, and capitalizing on expected growth of its largest customers and of the home improvement market as a whole. Key elements of the Company's strategy include:

Pursue Additional Strategic Acquisitions. Through its acquisitions, detailed elsewhere herein, the Company has broadened its product lines, increased its customer base and increased its manufacturing and marketing capabilities. The Company intends to seek and evaluate acquisitions of both domestic and worldwide specialty tool and adhesive manufacturers, distributors and other companies whose products, distribution channels and brand names are complimentary to those of the Company and which will offer further opportunities for product cross selling, expansion of manufacturing and marketing operations and the addition of new customers.

Increase Sales By Expanding Product Lines and Adding New Customers. The Company seeks to expand its product lines by introducing new and innovative products which can be marketed to the Company's existing customer base. Through its acquisitions, the Company has expanded its customer base, the number of products available and its line of flooring installation products. In addition to expanding product offerings through acquisitions, the Company intends to internally develop and offer products in response to customer demands. The Company believes that broadening its product lines will make it a more attractive supplier to the major home improvement retailers and specialty distributors, thereby increasing the Company's sales and market penetration.

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

Expand Foreign Market Presence. Management believes that the international markets provide a significant opportunity to increase sales of its products. Through the acquisition of Roberts Holland, Novafonte Limitada, Neon Australia, Accessories Marketing, Trade Mates and Zocalis, the Company acquired additional manufacturing, warehousing and distribution facilities in Europe, Australia, Chile and Argentina. During fiscal 2000, the Company began selling to home centers and major ceramic retailers in Europe, Australia and South America. In addition, the Company has implemented foreign sales and marketing programs designed to increase the Company's presence in South America and the Pacific Rim. Currently, the Company intends to pursue international sales opportunities through acquisitions, marketing initiatives and joint ventures.

Enhance Manufacturing Capabilities. The Company currently has over 558,000 square feet of manufacturing capability located throughout the United States, Canada, Holland, Australia and South America. The Company estimates that in fiscal 2000, it manufactured approximately 50% of its product line.

Products

The Company manufactures, markets and distributes a broad line of over 4,000 specialty tools and flooring related products. The Company's products are offered under brand names including Q.E.P./trademark/, O'TOOL/trademark/ and ROBERTS/trademark/ and are used primarily for surface preparation and installation of ceramic tile, carpet and marble.

The Company manufactures and distributes adhesives, grouts, mortars, carpet seaming tape, tack strip and an assortment of carpet installation tools as well as floats, tile cutters, trowels, electric saws, nippers and other products to the ceramic tile industry. These products are sold to both distributors and do it yourself customers. Although the Company manufactures and distributes over 4,000 products, a majority of the Company's sales are to customers who purchase between 20 and 150 individual stock-keeping units. As the Company seeks to broaden its product lines, the competition for limited shelf space available at home improvement retailers for specialty tools and related products may limit sales of existing or newly introduced products.

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


Relationship With Major Customers

In 1983, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the world based on annual sales volume. In 1993, the Company added Lowe's as a customer, which is now the second largest home improvement retailer in the world. Home Depot and Lowe's are the Company's two largest customers accounting for 34.7% and 4.4% of the Company's fiscal 2000 net sales, respectively.

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

The Company believes that the consolidation among home improvement retailers will continue and that the national and large regional home improvement retailers will continue to increase their market share in the near future. While each of Home Depot and Lowe's has announced plans to increase significantly the number of stores each operates over the next several years, as a result of the expansion of the Company's distribution channels through the acquisition of Roberts Consolidated, Roberts Holland and the Fiscal 2000 acquisitions, the effect of this expansion on the Company will not be as significant as in the past.

Manufacturing and Suppliers

The Company estimates that in fiscal 2000 it manufactured approximately 50% of its product lines. The Company manufactures adhesives, carpet seaming tape and carpet installation tools at its main manufacturing facilities in Mexico, Missouri; City of Industry, California and Rotterdam, Holland. Carpet adhesives are produced at the facilities in City of Industry, California and Bramalea, Ontario, Canada. The majority of the Company's manufactured ceramic tile tools are produced in Mexico, Missouri. Plastic tile spacers and trim are manufactured at the facility in Boca Raton, Florida as well as a full line of ceramic floats and other miscellaneous ceramic tile tools. Grouts are manufactured at the Company's New Jersey, Georgia and Chilean facilities. In Australia, the Company manufactures flooring tapes and accessories used for the installation of ceramic tile. Such tile accessories are also manufactured in Chile. Ceramic trim is manufactured in Argentina.

The Company purchased finished products and components from approximately 250 different suppliers in fiscal 2000. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers and generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company's operations.

Distribution, Sales and Marketing

The Company's specialty tools and related products are currently sold through four distinct distribution channels: (i) the Company's sales staff; (ii) independent manufacturing representatives; (iii) an in-house telemarketing sales force; and (iv) outside salaried and commissioned sales representatives. Management estimates that sales through its primary distribution channels in fiscal 2000 were as follows: 42% to national and regional home improvement retailers; 55% to specialty distributors and 3% to OEMs and other specialty retailers.

The Company maintains an in-house creative art department through which it produces and develops color product catalogs, signage, point of purchase materials and distinctive packaging to enhance sales per square foot at the retail level and to reinforce the Company's brand images. The Company has developed a direct mail marketing program under which approximately 4,000 product advertising flyers are mailed to customers, usually on a bimonthly basis.

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

Competition

The Company believes that competition in the home improvement flooring product market is based primarily on product quality, delivery capabilities, brand name recognition, availability of retail shelf space and price. The Company believes that its competitive strengths are the quality of its products, its wide range of products, its delivery capabilities, and the brand recognition. The Company faces competition largely on a product-by-product basis from numerous manufacturing and distribution companies. The Company believes that the diversity of its product portfolio will allow it to compete effectively with its competitors, although some of such competitors may sell larger quantities of a particular product than the Company.

The Company is aware of a number of competitors, many of which are foreign and may have greater financial, marketing and other resources than the Company. The Company's foreign sales, including Canada, accounted for approximately 21.3% of total sales during fiscal year 2000. Sales generated by the Company's Canadian subsidiary were 10.6%, its Holland subsidiary 7.8%, its Australian subsidiary 1.9% and its South American subsidiaries 1.0% of total fiscal 2000 sales. The Company is continuing to penetrate more foreign markets and, as a result, the Company may experience competition from foreign companies, which could adversely affect the Company's gross margins on its foreign sales.

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

The Company has conducted testing at its facility in Bramalea, Ontario, Canada for potential leakage of hazardous materials. As a result, the Company believes that certain chemicals have contaminated both soil and ground water on its property and the contamination has spread to neighboring properties. During fiscal 1999, the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment (MOE). The Company recorded a reserve for potential environmental liability on the closing date of the Roberts acquisition of approximately $325,000 and this amount was increased during fiscal 1999 by $275,000 to $600,000 based on an estimate for the cost of remediation. To date, the Company has spent approximately $325,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of $50,000 per year for five to ten years.

Intellectual Property

The Company markets its specialty tools and related products under various trademarks owned by the Company or its subsidiaries, including Q.E.P./trademark/, O'TOOL/trademark/ and ROBERTS/trademark/. The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill for products sold under its trademarks, has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. Roberts Consolidated has secured domestic and foreign patents relating to certain of its carpet seaming products. Although the patents are important to the operation of Roberts Consolidated, the Company does not believe that the loss of any one or more of these patents would have a material adverse effect on the Company. These patents are scheduled to expire in the years 2008 and 2013. Roberts Consolidated also licenses its name to various foreign distributors.

Employees

As of May 3, 2000, the Company had 440 employees, including 69 administrative employees, 88 sales and marketing employees, 192 manufacturing employees and 91 employees responsible for shipping activities. Thirteen of these employees work part time and 119 are employed by the Company's international subsidiaries, including 7 part-time employees. The Company has not experienced any work stoppages and none of the Company's employees are represented by a union. The Company considers its relations with the employees to be good.

Item 2.  Properties

The Company currently leases facilities located in the United States, Canada, Europe, South America and Australia, which consist of an aggregate of approximately 558,000 square feet. The following table sets forth certain information concerning facilities leased by the Company.

                                                    SQUARE              ANNUALIZED                LEASE                    RENEWAL
    LOCATION                  USE                  FEET                 COST                    EXPIRATION                 OPTION
    --------                  ---                  ----                 ----                    ----------                 ------
Boca Raton,             Executive offices;
  Florida               warehouse                 77,000              $355,909                01/31/04                       --

Sliedrecht.             Administrative; sales;
  Holland               manufacturing             52,544               102,787                 11/01/02                      --

Sliedrecht, Holland     Warehouse                 37,532                63,259                 01/01/02                      --

Morfelden, Germany      Administrative; sales        300                 7,575                 10/01/00                      --

Plaisir, France         Administrative;
                        warehouse                  1,700                23,847                   Yearly                      --

City of Industry,       Administrative;
  California            warehouse;
                        manufacturing            150,820               631,647                 03/31/01                       Y

Mexico, Missouri        Administrative;
                        warehouse;
                        manufacturing            155,000               311,945                 03/31/03                       Y

Bramalea, Ontario       Administrative;
                        warehouse;
                        manufacturing             51,000               125,238                 05/31/03                      --

Buenos Aires,           Administrative;
Argentina               warehouse;
                        manufacturing              4,293                37,200                 03/29/02                      --

Moorabin,               Administrative;
Australia               warehouse                  5,097                47,158                 06/30/01                       Y

Dandenong,              Manufacturing                981                 9,372                 06/30/00                       Y
Australia

Hornsby,                Administrative;
Australia               warehouse                    705                18,420                 06/30/00                       Y

Santiago,               Administrative;
Chile                   warehouse;
                        manufacturing              3,840                40,800                 07/01/01                       Y

Little Falls, NJ        Administrative;
                        warehouse;
                        manufacturing             17,000                54,000                 12/31/02                       N

The Company believes that its existing facilities are adequate to meet its current needs and that additional facilities can be leased to meet future needs.

Item 3.  Legal Proceedings

The Company is involved in litigation from time to time in the course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Market Price and Dividend Information

The Company's Common Stock is traded on the Nasdaq National Market System. The following table sets forth the high and low sales price per share for the Common Stock for each quarter during fiscal year 2000 and 1999, as reported on the Nasdaq National Market System.

                                                                         Fiscal Year Ended February 28 or 29,
                                                                         ------------------------------------
                                                                        2000                               1999
                                                                        ----                               ----
                                                                High                Low             High               Low
                                                                ----                ---             ----               ---
                  First Quarter                               $   8.500           $ 7.250         $ 10.625           $ 7.750
                  Second Quarter                              $   8.438           $ 7.250         $ 10.375           $ 7.500
                  Third Quarter                               $   8.250           $ 6.875         $  8.000           $ 6.125
                  Fourth Quarter                              $   8.688           $ 6.875         $  9.250           $ 7.125

On May 3, 2000, the closing price of the Common Stock on the Nasdaq National Market System was $8.125 per share. As of that date, there were 27 holders of record of the Common Stock and approximately 600 beneficial owners of the Common Stock.

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

Item 6.  Selected Financial Data

The selected consolidated financial data set forth below as of and for the years ended February 28 or 29, 1996, 1997, 1998, 1999 and 2000 have been derived from the audited consolidated financial statements of the Company. The audited financial statements for the years ended February 28, 1996 and 1997 are not included in this filing. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this report) and the audited consolidated financial statements and related notes thereto included elsewhere herein.

                                                                             FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                                             ------------------------------------
                                                                2000             1999            1998            1997         1996
                                                              --------          -------         -------         -------      -------
OPERATING DATA:                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Sales                                                     $113,571          $98,000         $53,691         $33,140      $25,272
Cost of goods sold                                              79,037           68,549          35,954          20,119       15,977
                                                              --------          -------         -------         -------      -------
Gross profit                                                    34,534           29,451          17,737          13,021        9,295
Shipping                                                         8,987            7,592           4,020           2,440        1,746
General and administrative                                       9,373            8,074           5,206           4,048        3,106
Selling and marketing                                            9,494            8,253           4,843           3,569        2,512
Foreign exchange losses                                              7               17               3              11          ---
                                                              --------          -------         -------         -------      -------
Operating income                                                 6,673            5,515           3,665           2,953        1,931
Interest expense, net                                            1,700            1,625             373               7          195
                                                              --------          -------         -------         -------      -------
Income before provision for income taxes and                     4,973            3,890           3,292           2,946        1,736
   extraordinary item
Provision for income taxes                                       1,951            1,466           1,282           1,143          668
                                                              --------          -------         -------         -------      -------
Net income before extraordinary item                             3,022            2,424           2,010           1,803        1,068
Extraordinary item, gain on early extinguishment of
   debt                                                            181               --              --              --           --
                                                              --------          -------         -------         -------      -------
Net income                                                    $  3,203          $ 2,424         $ 2,010         $ 1,803      $ 1,068
                                                              ========          =======         =======         =======      =======
Basic and diluted net income per common  share  before
   extraordinary item                                         $   1.12             $.90            $.75         $   .89      $   .70
Extraordinary item                                                 .07               --              --              --           --
                                                              --------          -------         -------         -------      -------
Basic and diluted earnings per share                          $   1.19          $   .90         $   .75         $   .89      $   .70
                                                              ========          =======         =======         =======      =======
Weighted average number of shares of common stock
   outstanding                                                   2,692            2,690           2,677           2,012        1,506
                                                              ========          =======         =======         =======      =======

                                                                             FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                                             ------------------------------------
                                                                2000             1999            1998            1997         1996
                                                              --------          -------         -------         -------      -------
BALANCE SHEET DATA:                                                                     (IN THOUSANDS)
Working capital                                               $ 13,511          $ 15,021        $ 14,212        $ 12,695      $2,931
Total assets                                                    57,715            48,251          43,026          16,434       7,970
Long term obligations                                           11,588            12,543          13,399              --          --
Total liabilities                                               36,532            30,353          27,393           2,981       4,545
Shareholders' equity                                            21,183            17,898          15,633          13,453       3,425

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
The Company manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market. The Company markets over 4,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet and marble. The Company's products are sold through home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. Dollar figures set forth below are rounded to the nearest thousand.

Results of Operations

Fiscal 2000 as compared to Fiscal 1999

Net sales for the twelve months ended February 29, 2000 ("fiscal 2000", or the "fiscal 2000 period") were $113,571,000 compared to $98,000,000 for the twelve months ended February 28, 1999 ("fiscal 1999", or the "fiscal 1999 period"), an increase of $15,571,000 or 15.9%. Although selling prices remained relatively stable, there was an increase in the volume of sales to substantially all of the Company's customer groups, especially home centers, which was primarily the result of an increase in the number of new store openings and an expansion by the home centers of certain product lines offered by the Company. Approximately $3,950,000 of the increase in net sales was the result of the Fiscal 2000 acquisitions.

Gross profit for fiscal 2000 was $34,534,000 compared to $29,451,000 for fiscal 1999, an increase of $5,083,000 or 17.3%. As a percentage of net sales, gross profit increased slightly to 30.4% in fiscal 2000 from 30.0% in fiscal 1999, primarily due to a change in product mix towards higher margin products and slightly higher gross margins earned by the Company's Fiscal 2000 acquisitions.

Shipping expenses for the fiscal 2000 period were $8,987,000 compared to $7,592,000 for the fiscal 1999 period, an increase of $1,395,000 or 18.4%. As a percentage of net sales, these expenses increased to 7.9% in the fiscal 2000 period from 7.7% in the fiscal 1999 period, primarily as a result of an increase in freight rates charged by common carriers and expenses incurred for the repositioning of inventory related to the increased sales volume. The actual increase was substantially attributable to the increased sales volume and the approximate $225,000 expended by the Fiscal 2000 acquisitions.

General and administrative expenses for the fiscal 2000 period were $9,373,000 compared to $8,074,000 for the fiscal 1999 period, an increase of $1,299,000 or 16.1%. As a percentage of net sales, these expenses increased slightly to 8.3% in the fiscal 2000 period from 8.2% in the fiscal 1999 period. This increase was primarily due to the Fiscal 2000 acquisitions, which have a higher percentage of expense relative to sales than the Company. The actual increase was primarily the result of employee related costs and expenses and the Fiscal 2000 acquisitions accounted for approximately $610,000 of such increase.

Selling and marketing costs for the fiscal 2000 period increased to $9,494,000 from $8,253,000 in the fiscal 1999 period, an increase of $1,241,000 or 15.0%. As a percentage of net sales, these expenses remained stable at 8.4% in the fiscal 2000 and fiscal 1999 periods. The increase in the actual amount of these expenses is attributable to the increase in commissions paid to sales personnel and marketing allowances to home center customers resulting principally from the increased sales volume. Approximately $270,000 of the increase is attributable to the Fiscal 2000 acquisitions.

Interest income for the fiscal 2000 period was approximately $133,000 compared to $113,000 in fiscal 1999. Interest expense for the fiscal 2000 period was approximately $1,834,000 compared to approximately $1,738,000 in fiscal 1999. Interest expense increased as a result of the increase in borrowings associated with the Fiscal 2000 acquisitions and working capital needs.

During the third quarter of the fiscal 2000 period, the Company repurchased approximately $1,229,000 of its 8% Subordinated Debentures issued in 1997 and scheduled to mature in April 2001. The transaction resulted in an extraordinary gain from the early extinguishment of debt of approximately $181,000.

Provision for income taxes was $1,951,000 in fiscal 2000 compared to $1,466,000 in fiscal 1999, an increase of $485,000 or 33.1%. The increase is the result of an increase in the Company's taxable income and a slight increase in its estimated effective tax rate to 37.8% in fiscal 2000 compared to 37.7% in fiscal 1999. The estimated tax rate is based upon the most recent effective tax rates available and is slightly higher in the fiscal 2000 period due to an increase in non-deductible expenses associated with the Company's Fiscal 2000 acquisitions.

Net income for the fiscal 2000 period increased to $3,203,000 compared to $2,424,000 in fiscal 1999, an increase of $779,000 or 32.1%. Net income as a percentage of sales increased to 2.8% in fiscal 2000 compared to 2.5% in fiscal 1999, reflecting a slightly higher gross profit margin and the extraordinary income item of $181,000 offset by higher shipping and general and administrative expenses as a percentage of sales as described above. Exclusive of the extraordinary item, net income increased $598,000 to $3,022,000 (24.7%) and net income as a percentage of sales increased to approximately 2.7%.

Results of Operations

Fiscal 1999 as compared to Fiscal 1998

Net sales for the twelve months ended February 28, 1999 ("fiscal 1999", or the "fiscal 1999 period") were $98,000,000 compared to $53,691,000 for the twelve months ended February 28, 1998 ("fiscal 1998", or the "fiscal 1998 period"), an increase of $44,309,000 or 82.5%.

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

Liquidity and Capital Resources

Working capital decreased to approximately $13,511,000 at February 29, 2000 from approximately $15,021,000 at February 28, 1999, a decrease of $1,510,000, primarily as a result of the Company's buyback of long term subordinated debt of approximately $1,229,000 and funds expended for the Fiscal 2000 acquisitions. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents in its balance sheet.

Net cash provided by operating activities during the fiscal 2000 period was $2,536,000 compared to a use of cash of $13,000 for the comparable fiscal 1999 period. The increase in cash from operating activities was primarily the result of an increase in income from operations adjusted for non-cash charges for depreciation and amortization, offset by an increase in inventory which was utilized to support the increase in sales. Net cash used in investing activities was $4,221,000 compared to $1,206,000 for the comparable fiscal 1999 period. The increase was substantially attributable to the Fiscal 2000 acquisitions.

For the fiscal 2000 period, cash provided by financing activities was $2,329,000, which was primarily the result of an increase in short-term bank debt associated with the Fiscal 2000 acquisitions and collections on notes receivable offset by repayment and purchases of long-term debt. Net cash provided by financing activities was $1,414,000 in the fiscal 1999 period due primarily to the increase in short term debt associated with the increase in accounts receivable and inventory and collections on notes receivable.

The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement provides for borrowings of up to $10,000,000 for domestic purposes and borrowings of up to $5,000,000 for the Company's foreign subsidiaries. These facilities permit borrowings against a fixed percentage of eligible accounts receivable and inventory. Interest is payable at LIBOR (5.88% at February 29, 2000) plus 1.25% or an alternative currency rate plus 1.25%. The domestic revolving credit agreement terminates in July 2003. The foreign facility terminates in June 2001. The credit facility is collateralized by accounts receivable, inventory and equipment. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibits the payment of dividends, except with the lender's consent. At February 29, 2000, the Company had $2,590,000 available for future borrowings under the domestic credit facility, net of $160,000 in outstanding letters of credit, and $1,864,000 available for future borrowings under its foreign credit facility. The Company's Chilean subsidiary has revolving credit facility agreements with a financial institution which permits borrowings of up to $105,000 with interest at 18% per year. One facility in the total amount of $95,000 is secured by a standby letter of credit given by the Company. Such facilities expire on May 31, 2000 and October 31, 2000, respectively. At February 29, 2000, the Chilean subsidiary had approximately $49,000 available for future borrowings under the credit facilities. In connection with the acquisition of Roberts Consolidated Industries, Inc., the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. During the third quarter of fiscal 2000, the Company repurchased approximately $1,229,000 of its debentures at a discount resulting in an extraordinary gain from early extinguishment of debt of approximately $181,000. At February 29, 2000 and February 28, 1999, the remaining amortized balance of this obligation was $5,891,000 and $6,899,000, respectively. In connection with the Fiscal 2000 acquisitions, the Company issued four notes to the respective sellers. Two of the notes, aggregating approximately $1,260,000, are payable within one year and are non-interest bearing. The third note, having an original principal balance of $900,000, is payable in equal installments over a three year period with interest at the Company's prevailing borrowing rate. The fourth note, in the principal amount of $825,000, is payable in three installments of $312,500 in December 2000 and 2001 and $200,000 in December 2003 with interest fixed at $12,500, $12,500 and $25,000, respectively.

On October 30, 1998, the Company entered into two interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5,500,000. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the year ended February 29, 2000, the Company reduced interest expense by approximately $27,000 as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of nonperformance by any counter-party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender. The first interest rate swap agreement in the amount of $1,500,000 expired on December 23, 1999. The second interest rate swap agreement in the amount of $4,000,000 expires in December 2000.

The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the growth in inventory and accounts receivable balances, and will be adequate to finance anticipated capital expenditures for the next twelve months.

Recently Issued Accounting Standards

In 1998, Statement of Financial Accounting Standards No. 133, "Accounting of Derivative Instruments and Hedging Activities," was issued. This standard, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than fiscal 2002. The statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. The effect of adopting the Standard is currently being evaluated but is not expected to have a material effect on the Company's financial position or results of operations.


Forward-Looking Statements

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the company "believes," "intends," "expects," or "anticipates" and other similar anticipatory expressions, are generally forward-looking and are made only as of the date of this report. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements could prove to be different than expected and those relating to the Company's ability to satisfy its working capital needs and to finance its anticipated capital expenditures, the Company's anticipation of the performance by the lender under the interest rate swap agreements and its assessment of the effect of any non-performance by the lender under the interest rate swap agreements, the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's ability to successfully manage and integrate the business and operations of acquired entities, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the company, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On October 30, 1998, the Company entered into two interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5,500,000. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the year ended February 29, 2000, the Company reduced interest expense by approximately $27,000 as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of nonperformance by any counter party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the nonperformance of the lender. The first interest rate swap agreement in the amount of $1,500,000 expired on December 23, 1999. The second interest rate swap agreement in the amount of $4,000,000 expires in December 2000.

The Company averaged approximately $9,949,000 of variable rate debt not covered by the interest rate swap agreement during fiscal 2000. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $71,000.

Item 8. Financial Statements and Supplementary Financial Data

The response to this item is submitted in a separate section of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 14, 2000.

Item 11. Executive Compensation

Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 14, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 14, 2000.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 14, 2000.

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

     (b)  Reports on Form 8-K

          None

     (c)  List of Exhibits:

Exhibit    Description
-------    -----------
No.
---
2.1 Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation*

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

10.2.7 Industrial Lease, dated August 1, 1996, by and between JMB/Pennsylvania Advisors - IV, L.P., and the Company**

10.3.1.1 Revolving Loan and Security Agreement and Assignment of Leases, dated October 13, 1995, by and between Shawmut Bank Connecticut, N.A., a national banking association, and the Company, including Promissory Note dated October 13, 1995, Limited Guaranty of Lewis Gould dated October 13, 1995, and form of Guaranty executed by the Company's subsidiaries*

10.3.2 First Amendatory Agreement to Revolving Loan and Security Agreement, dated as of July 25, 1997, by and among Q.E.P. Co., Inc. and its subsidiaries and Fleet National Bank (f/k/a Shawmut Bank Connecticut, N.A.), including Amended and Restated Revolving promissory Note dated July 25, 1997 and Release of Limited Guaranty of Lewis Gould, dated July 25, 1997.***

10.3.3 Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O'Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997.*****

10.3.3A First Amendatory Agreement to the Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O'Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997.*******

10.3.4 Stock Purchase Agreement effective January 1, 1998 between Q.E.P. Holding B.V. and Roberts Beheer B.V.******

10.3.5 Purchase and Sale Agreement effective as of December 31, 1997 between Roberts Beheer B.V., Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc.******

21       Subsidiaries of the Company******

27       Financial Data Schedule (SEC use only)******

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

---------------------------

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

******* Incorporated herein by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 27, 1999.

(d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, Florida, State of Florida, on May 25, 2000.

                                        Q.E.P. CO., INC.

                                        By: /S/ LEWIS GOULD
                                            ------------------------------------
                                            Lewis Gould
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LEWIS GOULD                       Chairman, Chief Executive Officer           May 25, 2000
------------------------------        and Director (Principal Executive Officer)
Lewis Gould

/S/ MARC APPLEBAUM                    Senior Vice President and Chief Financial   May 25, 2000
                                      Officer (Principal Financial and Accounting
------------------------------        Officer)
Marc Applebaum


------------------------------
Mervyn Fogel

/S/ ROBERT FEUERZEIG                  Director                                    May 25, 2000
------------------------------
Robert Feuerzeig

/S/ EMIL VOGEL                        Director                                    May 25, 2000
------------------------------
Emil Vogel

/S/ CHRISTIAN NAST                    Director                                    May 25, 2000
------------------------------
Christian Nast

/S/ LEONARD GOULD                     Director                                    May 25, 2000
------------------------------
Leonard Gould


------------------------------
David Malizia

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

     Consolidated Balance Sheets                                           F-3

     Consolidated Statements of Income                                     F-4

     Consolidated Statement of Shareholders' Equity                        F-5

     Consolidated Statements of Cash Flows                                 F-6

     Notes to Consolidated Financial Statements                    F-7 to F-22

Schedule II - Valuation and Qualifying Accounts                            S-1

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Q.E.P. Co., Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Q.E.P. Co., Inc. (a Delaware corporation) and Subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q.E.P. Co., Inc. and Subsidiaries as of February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States.

We have also audited Schedule II of Q.E.P. Co., Inc. and Subsidiaries for each of the three years in the period ended February 29, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP

Miami, Florida
April 21, 2000

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                               ASSETS                                       February 29, 2000      February 28, 1999
                                                                            -----------------      -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                   $    829,063           $    290,066
   Accounts  receivable, less allowance for doubtful accounts of approximately  $741,000 and $382,000 as of February 29, 2000 and
     February 28, 1999, respectively                                             16,176,540             15,223,097
   Notes receivable                                                               1,681,210                678,743
   Inventories                                                                   17,588,885             15,156,137
   Prepaid expenses                                                                 972,992                269,609
   Deferred income taxes                                                            752,630                684,391
                                                                               ------------           ------------
     Total current assets                                                        38,001,320             32,302,043

Property and equipment, net                                                       4,329,695              3,543,079
Deferred income taxes                                                             1,271,445              1,121,194
Intangible assets, net                                                           13,251,699              8,767,019
Notes receivable                                                                     42,339              1,843,364
Other assets                                                                        818,215                674,453
                                                                               ------------           ------------

Total assets                                                                   $ 57,714,713           $ 48,251,152
                                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Lines of credit                                                             $ 10,414,746           $  6,084,209
   Current maturities of long term debt                                           1,470,092              1,218,253
   Acquisition notes payable                                                      1,872,500                     --
   Accounts payable                                                               6,452,570              6,297,204
   Accrued liabilities                                                            4,280,901              3,681,368
                                                                               ------------           ------------
     Total current liabilities                                                   24,490,809             17,281,034

Notes payable                                                                     4,584,076              5,643,945
Acquisition notes payable                                                         1,112,500                     --
Subordinated long term debt                                                       5,891,126              6,899,390
Deferred income taxes                                                               453,286                528,387

Commitments and Contingencies

SHAREHOLDERS' EQUITY
   Preferred  stock, 2,500,000 shares authorized, $1.00 par value;                  336,660                336,660
     336,660 shares issued and outstanding at February 29, 2000 and
     February 28, 1999
   Common  stock; 10,000,000 shares authorized, $.001 par  value;                     2,685                  2,655
     2,684,894 and 2,654,894 shares issued and outstanding at
     February 29, 2000 and February 28, 1999, respectively
Additional paid-in capital                                                        8,946,061              8,746,876
Retained earnings                                                                12,338,285              9,147,105
Cost of stock held in treasury                                                      (57,900)               (57,900)
Accumulated other comprehensive income                                             (382,875)              (277,000)
                                                                               ------------           ------------
                                                                                 21,182,916             17,898,396
                                                                               ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 57,714,713           $ 48,251,152
                                                                               ============           ============

The accompanying notes are an integral part of these statements

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                           Year ended
                                                                  -------------------------------------------------------------
                                                                   February 29,           February 28,            February 28,
                                                                      2000                    1999                    1998
                                                                  -------------           -------------           -------------
Net sales                                                         $ 113,571,475           $  97,999,969           $  53,691,186
Cost of goods sold                                                   79,036,635              68,548,599              35,954,506
                                                                  -------------           -------------           -------------

         Gross profit                                                34,534,840              29,451,370              17,736,680
                                                                  -------------           -------------           -------------
Costs and expenses:
   Shipping                                                           8,987,252               7,592,357               4,020,376
   General and administrative                                         9,393,494               8,073,811               5,206,392
   Selling and marketing                                              9,494,325               8,253,277               4,842,637
   Other (income) expense, net                                          (13,458)                 16,424                   2,442
                                                                  -------------           -------------           -------------

                                                                     27,861,613              23,935,869              14,071,847
                                                                  -------------           -------------           -------------

Operating income                                                      6,673,227               5,515,501               3,664,833

Interest income                                                         133,287                 112,793                 193,889
Interest expense                                                     (1,833,675)             (1,737,959)               (567,022)
                                                                  -------------           -------------           -------------

Income before provision
   for income taxes and extraordinary item                            4,972,839               3,890,335               3,291,700

Provision for income taxes                                            1,951,447               1,466,771               1,282,053
                                                                  -------------           -------------           -------------

Net income before extraordinary item                                  3,021,392               2,423,564               2,009,647
Extraordinary item, gain on early extinguishment of debt                181,559                      --                      --
                                                                  -------------           -------------           -------------
Net income                                                        $   3,202,951           $   2,423,564           $   2,009,647
                                                                  =============           =============           =============

Basic and diluted earnings per common share:

Income before extraordinary item                                  $        1.12           $        0.90           $        0.75
Extraordinary item                                                          .07                      --                      --
                                                                  -------------           -------------           -------------
Net income                                                        $        1.19           $        0.90           $        0.75
                                                                  =============           =============           =============

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO. INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                               Preferred stock              Common stock
                                            ---------------------      --------------------         Paid-in
                                             Shares       Amount       Shares          Amount       capital
                                             ------       ------       ------          ------     -----------
Balance at March 1, 1997                    336,660    $ 336,660     2,654,894        $ 2,655    $ 8,433,719

Net income

Other comprehensive income:
   Foreign currency translation adjustment



Issuance of warrants                                                                                 206,000
Employee stock options                                                                               107,157
Dividends
                                           ---------    ---------   -----------         -------   -----------
Balance at February 28, 1998                336,660      336,660     2,654,894           2,655     8,746,876

Net income

Other comprehensive income:
   Foreign currency translation adjustment



Dividends
                                           ---------    ---------   -----------         -------   -----------
Balance at February 28, 1999                336,660      336,660     2,654,894           2,655     8,746,876

Net income

Other comprehensive income:
   Foreign currency translation adjustment



Exercise of stock options                                               30,000              30       199,185
Dividends
                                           ---------    ---------   -----------         -------   -----------
Balance at February 29, 2000                336,660     $336,660     2,684,894          $2,685    $8,946,061
                                           =========    =========   ===========         =======   ===========
                                                             Accumulated
                                                                Other                             Other
                                             Retained       Comprehensive        Treasury     Comprehensive
                                             earnings          Income              stock         Income
                                              --------      -------------       ----------      ---------
Balance at March 1, 1997                   $ 4,737,943                 --         ($57,900)

Net income                                   2,009,647                                          $2,009,647

Other comprehensive income:
   Foreign currency translation adjustment                       (131,928)                        (131,928)
                                                                                                ----------
                                                                                                $1,877,719
                                                                                                ==========
Issuance of warrants
Employee stock options
Dividends                                      (12,714)
                                           ------------         ----------        ---------
Balance at February 28, 1998                 6,736,712           (131,928)         (57,900)

Net income                                   2,423,564                                           2,423,564

Other comprehensive income:
   Foreign currency translation adjustment                       (145,072)                        (145,072)
                                                                                               -----------
                                                                                               $ 2,278,492
                                                                                               ===========
Dividends                                      (13,171)
                                           ------------         ----------        ---------
Balance at February 28, 1999                 9,147,105           (277,000)         (57,900)

Net income                                   3,202,951                                           3,202,951

Other comprehensive income:
   Foreign currency translation adjustment                       (105,875)                        (105,875)
                                                                                               -----------
                                                                                               $ 3,097,076
                                                                                               ===========
Exercise of stock options
Dividends                                       (11,771)
                                           ------------         ----------        ---------
Balance at February 29, 2000                $12,338,285         $(382,875)        $(57,900)
                                           ============         ==========        =========

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended
                                                                     ----------------------------------------------------------
                                                                     February 29,           February 28,           February 28,
                                                                         2000                   1999                   1998
                                                                     ------------           ------------           ------------
Cash flows from operating activities:
Net income                                                           $  3,202,951           $  2,423,564           $  2,009,647

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
   Depreciation and amortization                                          949,155                835,044                356,534
   Amortization of costs in excess of assets acquired                     368,134                180,718                 78,030
   Amortization of discount on long term debt                             267,112                312,520                 96,098
   Bad debt expense                                                       277,734                163,505                     --
   Gain on early extinguishments of debt                                 (181,559)                    --                     --
   Deferred income taxes                                                    5,502                134,162                564,000
   Gain on sale of property and equipment                                      --                (91,571)               (20,000)
   Stock option compensation                                                   --                     --                107,157
Changes in assets and liabilities, net of acquisitions:
   Accounts receivable                                                      9,369             (3,111,028)            (1,558,897)
   Inventories                                                         (1,186,665)            (2,882,201)               320,456
   Prepaid expenses                                                      (543,250)               244,258               (841,529)
   Other assets                                                           707,821                316,391                152,311
   Accounts payable and accrued liabilities                            (1,339,946)             1,462,136             (1,599,039)
                                                                     ------------           ------------           ------------
Net cash provided by (used in) operating activities                     2,536,358                (12,502)              (335,232)
                                                                     ------------           ------------           ------------
Cash flows from investing activities
   Capital expenditures                                                  (719,880)            (1,287,197)              (771,914)
   Purchase of trademarks                                                (833,050)                    --                     --
   Acquisitions, net of cash acquired                                  (2,668,000)                    --            (20,982,692)
   Proceeds from sale of property & equipment                                  --                 80,734                 20,000
                                                                     ------------           ------------           ------------
Net cash used in investing activities                                  (4,220,930)            (1,206,463)           (21,734,606)
                                                                     ------------           ------------           ------------
Cash flows from financing activities:
   Net borrowings under lines of credit                                 4,330,537              1,837,757              3,316,159
   Borrowings of long term debt                                                --                     --             14,515,000
   Repayments of long term debt                                        (1,515,397)            (1,211,516)              (389,467)
   Repayments of acquisition debt                                        (377,851)                    --                     --
   Purchase of subordinated debt                                       (1,093,817)                    --                     --
   Proceeds from exercise of stock options                                199,185                     --                     --
   Payments on notes receivable                                           798,558                801,049                109,805
   Dividends                                                              (11,771)               (13,171)               (10,878)
                                                                     ------------           ------------           ------------
Net cash provided by financing activities                               2,329,444              1,414,119             17,540,619
                                                                     ------------           ------------           ------------

Cumulative currency translation adjustment                               (105,875)              (145,072)              (131,928)
Net increase (decrease) in cash                                           538,997                 50,082             (4,661,147)

Cash and cash equivalents at beginning of year                            290,066                239,984              4,901,131
                                                                     ------------           ------------           ------------

Cash and cash equivalents at end of year                             $    829,063           $    290,066           $    239,984
                                                                     ============           ============           ============

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names Q.E.P./trademark/, O'TOOL/trademark/and ROBERTS/trademark/the Company markets over 4,000 specialty tools and related products used primarily for the surface preparation and installation of ceramic tile, carpet and marble. The Company sells its products to large home improvement retail centers, as well as traditional distribution outlets in 50 states and more than 49 countries worldwide.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Principles of Consolidation

         The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly owned subsidiaries, after eliminating all significant inter-company accounts and transactions.

     2.  Warrants

         In connection with its initial public offering and an acquisition, the Company has issued a total of 320,000 warrants to purchase common stock. The exercise price associated with the warrants is $10.00 per share for 200,000 warrants and $10.20 per share for 120,000 warrants. Such warrants expire on September 17, 2001 and October 21, 2002, respectively.

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

     6.  Intangible Assets

         Intangible assets (predominately goodwill which represents the cost in excess of net assets of businesses acquired) are recorded and amortized over periods ranging from five to thirty five years using the straight-line method. At each balance sheet date, the Company evaluates the reliability of goodwill based on expectations of non-discounted cash flows. If the sum of the non-discounted cash flows is less than the carrying amount of all assets, including intangible assets, the Company recognizes an impairment loss. The Company believes no material impairment to goodwill exists at February 29, 2000.

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

    10.  Earnings Per Share

         Basic earnings per share is computed based on weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not utilized when the effect is antidilutive.

    11.  Comprehensive Income

         The Company records comprehensive income in accordance with Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 requires foreign currency translation adjustments to be included in other comprehensive income.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of comprehensive income and the effect on earnings for the year ended February 29, 2000 are detailed in the Company's accompanying Consolidated Statement of Shareholders' Equity.

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

         Interest rate swap: The fair value of the interest rate swap used for hedging purposes, in the approximate amount of $69,100, is the amount the Company would receive upon termination of these agreements as of the balance sheet date taking into account current interest rates.

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

   18.   Research and Development

         Research and development costs are charged to expense in the period incurred.

   19.   Use of Estimates

         In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those conditions could affect the Company's estimate.

   20. Certain amounts in 1999 have been reclassified to conform with the 2000 presentation.

NOTE C - ACQUISITIONS
Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. The purchase price is allocated based on the estimated fair values of assets acquired and liabilities assumed. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

On October 21, 1997, the Company acquired all of the issued and outstanding stock of Roberts Consolidated Industries, Inc. ("Roberts"). The purchase price was $12,350,000 in cash, the issuance to the Seller and its designees of 8% Subordinated Debentures due 2001 in an aggregate amount of $7,500,000 and the issuance to the Seller and its designees of warrants to purchase 200,000 shares of Common Stock of the Company at a purchase price of $10 per share. The cash portion of the purchase price was funded in part through a new term loan and the Company's existing revolving credit facilities. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $7,800,000 is being amortized on a straight-line basis over 35 years. Accumulated amortization at February 29, 2000 was approximately $383,685. During fiscal 1999, the Company continued to gather certain information required to complete the allocation of the purchase price of the acquisitions. In February 1999, the Company completed its allocation of the purchase price of the acquisitions and adjusted various assets and liabilities to their fair value at the date of acquisition. The result of this allocation was to increase goodwill by approximately $957,000 in fiscal 1999.

Effective December 31, 1997, the Company acquired all of the issued and outstanding shares of Roberts Holland B.V. together with all licenses and intellectual property. The purchase price of this transaction was approximately $1,563,000 and the assumption of approximately $1,500,000 in debt.

During fiscal 2000, the Company made six strategic acquisitions ("the Fiscal 2000 Acquisitions"). The purchase price for all of these acquisitions, the majority of which were international companies, was approximately $6,000,000. The excess of aggregate purchase price over the fair market value of net assets acquired of approximately $3,500,000 is being amortized on a straight line basis over 20 years.

The following unaudited pro forma consolidation shows the results of operations assuming the above fiscal 1998 purchase occurred on March 1, 1996. The unaudited pro forma results for the year ended February 28, 1998, is not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, it is not intended to be a projection of future results.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                1998
                                                ----
Net Sales                                  $ 92,079,532
Net Income                                 $  1,297,186
Earnings per Share                             $ .48

The Fiscal 2000 Acquisitions' unaudited pro forma consolidation showing the results of operations assuming the above purchases occurred on March 1, 1999 are not material and are not included herein.

NOTE D - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. The weighted average number of basic shares of common stock outstanding amounted to 2,654,894 in each of the two years ended February 28, 1999 and 2,676,561 for the year ended February 29, 2000. For the three years ended February 29, 2000 the weighted average number of diluted shares of common stock outstanding amounted to 2,691,734 in 2000, 2,690,042 in 1999 and 2,677,184 in 1998.

NOTE E - SEGMENT INFORMATION

The Company operates in one business segment -- flooring-related products because of the similarity of economic conditions, products, production processes, customers and expected long-term performance. The Company manufactures and distributes flooring-related products to the residential new construction, do-it-yourself and professional remodeling and renovation markets and home centers.

Information attributable to the Company's geographic areas is as follows:

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      United         Canada/
                                     States of        Latin                                        Inter-company    Consolidated
                                     America         America        Australia                      Eliminations        Total
                                   ------------    ------------    -----------    ------------     ------------     ------------
              2000
              ----
Sales                              $ 89,366,768    $ 13,104,460    $ 2,192,192    $  8,908,055     $         --     $113,571,475
Transfers between areas                 947,927              --             --              --         (947,927)              --
                                   ------------    ------------    -----------    ------------     ------------     ------------
Total Sales                        $ 90,314,695    $ 13,104,460    $ 2,192,192    $  8,908,055     $   (947,927)    $113,571,475
                                   ============    ============    ===========    ============     ============     ============
Identifiable Assets at Year End    $ 80,376,892    $  6,266,823    $ 1,936,412    $  5,191,435     $(36,056,849)    $ 57,714,713
                                   ============    ============    ===========    ============     ============     ============

              1999
              ----
Sales                              $ 78,657,091    $  9,358,878    $        --    $  9,984,000     $         --     $ 97,999,969
Transfers between areas               3,591,489              --                             --       (3,591,489)              --
                                   ------------    ------------    -----------    ------------     ------------     ------------
Total Sales                        $ 82,248,580    $  9,358,878    $        --    $  9,984,000       (3,591,489)    $ 97,999,969
                                   ============    ============    ===========    ============     ============     ============

Identifiable Assets at Year End    $ 75,398,820    $  7,688,000    $        --    $  5,075,698     $(39,911,366)    $ 48,251,152
                                   ============    ============    ===========    ============     ============     ============

              1998
              ----
Sales                              $ 48,486,802    $  3,146,884    $        --    $  2,057,500               --     $ 53,691,186
Transfers between areas               1,234,677              --                             --       (1,234,677)              --
                                   ------------    ------------    -----------    ------------     ------------     ------------
Total Sales                        $ 49,721,479    $  3,146,884    $        --    $  2,057,500     $ (1,234,677)    $ 53,691,186
                                   ============    ============    ===========    ============     ============     ============

Identifiable Assets at Year End    $ 62,652,170    $  3,492,249    $        --    $  4,787,857     $(27,906,388)    $ 43,025,888
                                   ============    ============    ===========    ============     ============     ============

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - NOTE RECEIVABLE

Concurrent with the acquisition of Roberts, the Company sold certain production equipment (at their stated value) to an unrelated third party for a note in the amount of $3,750,000. Such note is collateralized by the equipment. At the time of issuance, the note was recorded at its net present value of $3,250,000 utilizing its effective interest rate of approximately 9% and is payable through a reduction in purchase price of goods sold to the Company under a supply agreement. At February 29, 2000, the amount of the receivable was approximately $1,639,000 and this amount has been classified as a current asset. See Note S.

NOTE G - INVENTORIES

     Inventories consisted of the following:

                                                                     February 29,           February 28,
                                                                         2000                   1999
                                                                     ------------           ------------
      Raw materials and work-in-process                              $  4,576,530           $  3,881,685
      Finished goods                                                   13,012,355             11,274,452
                                                                     ------------           ------------
                                                                     $ 17,588,885           $ 15,156,137
                                                                     ============           ============

NOTE H - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                     February 29,           February 28,
                                                                         2000                   1999
                                                                     ------------           ------------
         Machinery and warehouse equipment                           $  2,715,958           $  1,360,453
         Office furniture, equipment and computer equipment             3,307,566              2,822,503
         Building and leasehold improvements                            1,017,607                766,379
                                                                     ------------           ------------

                                                                        7,041,131              4,949,335

         Less accumulated depreciation and amortization                (2,711,436)            (1,406,256)
                                                                     ------------           ------------

                                                                     $  4,329,695           $  3,543,079
                                                                     ============           ============

NOTE I - DEBT

Total debt consists of the following:

                                                                     February 29,           February 28,
                                                                         2000                   1999
                                                                     ------------           ------------
(A) Payable to banks under revolving credit facilities               $ 10,414,746           $  6,084,209
(B) Subordinated debentures due April 1, 2001                           6,137,297              7,500,000
(C) Payable to a bank under a term loan credit facility                 5,428,571              6,571,429
(D) Acquisition notes payable                                           2,985,000                     --
    Other debt, including capital leases                                  625,597                290,769
                                                                     ------------           ------------
                                                                       25,591,211             20,446,407
Less current installments                                              13,757,338              7,302,462
                                                                     ------------           ------------
                                                                       11,833,873             13,143,945
Less unamortized discount                                                 246,171                600,610
                                                                     ------------           ------------
Long Term                                                            $ 11,587,702           $ 12,543,335
                                                                     ============           ============

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - DEBT (continued)
(A) The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement provides for borrowings of up to $10,000,000 for domestic purposes and borrowings of up to $5,000,000 for the Company's foreign subsidiaries. These facilities permit borrowings against a fixed percentage of eligible accounts receivable and inventory. Interest is payable at LIBOR (5.88% at February 29, 2000) plus 1.25% or an alternative currency rate plus 1.25%. The domestic revolving credit agreement terminates in July 2003. The foreign facility terminates in June 2001. The credit facility is collateralized by accounts receivable, inventory and equipment. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibits the payment of dividends, except with the lender's consent. At February 29, 2000, the Company had $2,590,000 available for future borrowings under the domestic credit facility, net of $160,000 in outstanding letters of credit, and $1,864,000 available for future borrowings under its foreign credit facility. The Company's Chilean subsidiary has revolving credit facility agreements with a financial institution which permits borrowings of up to $105,000 with interest at 18% per year. The facilities are secured by a standby letter of credit given by the Company. Such facilities expire on May 31, 2000 and October 31, 2000, respectively. At February 29, 2000, the Chilean subsidiary had approximately $49,000 available for future borrowings under the credit facility.

(B) In connection with the acquisition of Roberts, the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. During the third quarter of fiscal 2000, the Company repurchased approximately $1,229,000 of such debentures at a discount resulting in an extraordinary gain from early extinguishment of debt of approximately $181,000. At February 29, 2000 and February 28, 1999, the remaining amortized balance of this obligation was $5,891,000 and $6,899,000, respectively.

(C) The term loan is payable in equal quarterly installments over a seven year period. The loan is collateralized by substantially all of the assets of the Company. The interest rate varies based on conditions, as defined in the agreement and was approximately 7.1% at February 29, 2000. The balance of the term loan at February 29, 2000 and February 28, 1999 was $5,428,571 and $6,571,429, respectively.

(D) In connection with the Fiscal 2000 acquisitions, the Company issued four notes to the respective sellers. Two of the notes, aggregating approximately $1,260,000, are payable within one year and are non-interest bearing. The third note, having an original principal balance of $900,000, is payable in equal installments over a three year period with interest at the Company's prevailing borrowing rate. The fourth note, in the principal amount of $825,000, is payable in three installments of $312,500 in December 2000 and 2001 and $200,000 in December 2003 with interest fixed at $12,500, $12,500 and $25,000, respectively.

On October 30, 1998, the Company entered into two interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5,500,000. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the year ended February 29, 2000, the Company reduced interest expense by approximately $27,000 as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of nonperformance by any counter-party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender. The first interest rate swap agreement in the amount of $1,500,000 expired on December 23, 1999. The second interest rate swap agreement in the amount of $4,000,000 expires in December 2000.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - DEBT (continued)

Interest paid for all debt was approximately, $1,486,000, $1,391,000 and $267,000 in fiscal 2000, 1999 and 1998, respectively.

The aggregate maturities of all debt maturing during each of the next five years as of February 29, 2000 is as follows:

               2001                                   $ 13,757,338
               2002                                      8,191,014
               2003                                      1,442,856
               2004                                      1,342,856
               2005                                        857,147
                                                      ------------

               Total                                  $ 25,591,211
                                                      ============

               Current                                $ 13,757,338
               Long Term                                11,587,702

               Unamortized Discount                        246,171
                                                      ------------

               TOTAL                                  $ 25,591,211
                                                      ============

NOTE J - ACCRUED LIABILITIES

          Accrued liabilities consisted of the following:          February 29,        February 28,
                                                                      2000                1999
                                                                   ----------          ----------
              Accrued payroll and employee benefits                $1,720,789          $1,248,276
              Accrued volume and advertising discount                 675,930             440,535
              Accrued interest                                        258,495             265,489
              Accrued income taxes                                    199,548             278,767
              Accrued liabilities--other                            1,426,139           1,448,301
                                                                   ----------          ----------
                                                                   $4,280,901          $3,681,368
                                                                   ==========          ==========

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

The Company is involved in litigation from time to time in the course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

    1.   Future Minimum Obligations

         The Company conducts its operations from various leased facilities. Future minimum payments under non-cancelable operating leases consist of the following in fiscal years ending after February 29, 2000:

                      2001                    $ 1,920,000
                      2002                      1,201,000
                      2003                        954,000
                      2004                        464,000
                      2005                         21,000
                                               ----------
                      Total                   $ 4,560,000
                                              ===========

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Total rent expense under non-cancelable operating leases approximated $1,891,000, $1,868,000 and $856,000 in fiscal 2000, 1999 and 1998, respectively.

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

         The Company has conducted testing at its facility in Bramalea, Ontario, Canada for potential leakage of hazardous materials. As a result, the Company believes that certain chemicals have contaminated both soil and ground water on its property and the contamination has spread to neighboring properties. During fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment (MOE). The Company recorded a reserve for potential environmental liability at the acquisition date of Roberts of approximately $325,000 and this amount was increased during fiscal 1999 by $275,000 to $600,000 based on an estimate for the cost of remediation. To date, the Company has spent approximately $325,000 and anticipates spending the remainder on ongoing monitoring of wells and other environmental activity at the approximate rate of $50,000 per year for the next five to ten years.

NOTE L - PENSION AND RETIREMENT PLANS

Profit Sharing and 401(k) Plan
The Company and its subsidiaries offers a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution. The Company may, at the discretion of the Board of Directors, make contributions to the plan. For the three years ended February 29, 2000, the Company contributed $68,300, $92,700 and $105,500, respectively.

Subsequent to the acquisition of Roberts, the Company terminated the Roberts Salaried Employees Defined Benefit Pension Plan. As of May 31, 1998, the projected benefit obligation was estimated to be $2,452,000 and the plan assets were approximately $2,947,000. The Company initially recorded an asset in excess of projected benefit of approximately $700,000. During fiscal 1999, the Company had an actuarial valuation prepared which adjusted this amount and goodwill by approximately $226,000. There is no pension expense for the year ended February 29, 2000 associated with the defined benefit pension plans.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - INCOME TAXES

Income (loss) before provision for income taxes and extraordinary item consisted of the following:

                                                                Year Ended February 28 or 29,
                                                  ------------------------------------------------------
                                                      2000                  1999                 1998
                                                  -----------           -----------          -----------
         United States                            $ 4,607,045           $ 4,699,161          $ 3,396,564
         Foreign                                      365,794              (808,826)            (104,864)
                                                  -----------           -----------          -----------
         Total                                    $ 4,972,839           $ 3,890,335          $ 3,291,700
                                                  ===========           ===========          ===========

The components of the provision for income taxes are as follows:

                                                                Year Ended February 28 or 29,
                                                  -------------------------------------------------------
                                                      2000                  1999                 1998
                                                  -----------           -----------           -----------
         Current:
           Federal                                $ 1,529,932           $ 1,132,178           $   608,053
           State                                      261,602               200,431                94,000
           Foreign                                    154,411                    --                16,000
                                                  -----------           -----------           -----------
                                                    1,945,945             1,332,609               718,053
                                                  -----------           -----------           -----------
         Deferred:
           Federal                                    143,823               217,144               525,000
           State                                      (11,210)                7,047                39,000
           Foreign                                   (127,111)              (90,029)
                                                  -----------           -----------           -----------
                                                        5,502               134,162               564,000
                                                  -----------           -----------           -----------
           Total income tax provision             $ 1,951,447           $ 1,466,771           $ 1,282,053
                                                  ===========           ===========           ===========

The tax effects of temporary differences which give rise to deferred tax assets are as follows:

                                                                        February 29,          February 28,
                                                                            2000                 1999
                                                                        -----------           -----------
         Provision for doubtful accounts                                $   201,599           $   135,072
         Accrued expenses                                                   346,503               391,981
         Fixed assets                                                      (453,286)             (528,387)
         Inventory                                                          245,136               160,322
         Net operating loss - U.S.                                          898,803               913,150
         Foreign credit carryforwards and net operating loss                332,034               205,060
                                                                        -----------           -----------

         Net deferred tax asset                                         $ 1,570,789           $ 1,277,198
                                                                        ===========           ===========

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has approximately $2,480,000 in net operating loss carryforwards which expire in the years 2011 through 2018. $1,560,000 of the net operating loss carryforward relates to Roberts, and $920,000 of the net operating loss carryforward relates to the Company's Fiscal 2000 acquisitions. The tax effect of the net operating loss carryforward acquired in fiscal 2000 increased the deferred tax asset balance by $355,000. Both of these net operating loss carryforwards are subject to separate IRC Section 382 and Separate Return Limitation Year (SRLY) Limitations. The Section 382 limitation limits the Company's utilization of its net operating losses to an annual amount after an ownership change. The SRLY limitations permit an offset to the current consolidated taxable income only to the extent of taxable income attributed to the member with the SRLY loss.

The Company has net operating losses in various foreign countries of approximately $1,075,000. $200,000 of these losses expire in 2006 and the remainder have no limitation on their expiration.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

                                                                      Year Ended February 28 or 29,
                                               ---------------------------------------------------------------------
                                                          2000                   1999                     1998
                                                          ----                   ----                     ----
                                                 Amount         %         Amount        %         Amount          %
                                                 ------         -         ------        -         ------          -
Provision for federal income taxes
         at the statutory rate                 $1,752,214     34.0      $1,322,714     34.0     $1,119,000      34.0

State and local income taxes -
         net of federal income tax benefit        176,252      3.4         133,990      3.4         88,000       2.7

Other                                              22,981       .4          10,067      0.3         75,053       2.2
                                               ----------     ----      ----------     ----      ----------     ----

Actual provision                               $1,951,447     37.8%     $1,466,771     37.7%    $1,282,053      38.9%
                                               ==========     ====      ==========     ====      ==========     ====

Cash paid for income taxes was $2,030,666, $614,808, and $1,541,906 in fiscal 2000, 1999 and 1998, respectively.

NOTE N - SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

     1.   Significant Customer Information

         The Company sells products to a large number of customers which are primarily in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's customer base includes a high concentration of home center chains with one such customer accounting for a total of 35%, 28% and 43%, of sales in fiscal 2000, 1999 and 1998, respectively. This same customer represented 29% of accounts receivable at February 29, 2000 and 28.2% at February 28, 1999. Although the Company is directly affected by the well-being of the home center industry, management does not believe significant credit risk exists at February 29, 2000.

     2.   Significant Vendor Information

         The Company purchased approximately 19% and 10% of purchases for the year ended February 29, 2000 through two vendors. There were no significant purchases from any one vendor for the years ended February 28, 1998 and 1999.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - SHAREHOLDERS' EQUITY

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

The Company may redeem any or all of the shares of Series A Preferred Stock outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition. In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 29, 2000 and February 28, 1999, there were 319,160 shares of Series A Preferred Stock issued and outstanding. There were $11,171, $10,171, and $10,878 dividends declared and paid during the fiscal years 2000, 1999, and 1998, respectively.

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

Series C

1,000,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, shall be designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared or paid on or set aside for the Company's common stock, out of funds legally available for that purpose, cumulative dividends at the rate of $.035 per share per annum, payable in annual installments, accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series C Preferred Stock then outstanding at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition. In fiscal year 2000, the fiscal 1999 dividends of approximately $600 were paid. In fiscal year 2000, dividends of approximately $600 were declared and were unpaid at February 29, 2000.

Treasury Stock

Total common shares purchased in fiscal year 1996 and held in treasury were 15,152 shares for an aggregate cost $57,900.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - STOCK OPTION PLAN

The Company has adopted a stock option plan (the "Plan") for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the Board of Directors. The aggregate number of shares which may be issued under the Plan shall not exceed 400,000 shares of common stock. Stock options are granted at prices not less than 85% of the fair market value on the date of the grant. For the year ended February 28, 1998, the Company granted 104,300 stock options with an exercise price less than the fair market value on the date of the grant. The Company charged $107,000 to compensation expense for these options. All other options granted have been at fair market value. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

The Company continues to account for options issued under the intrinsic value method of APB 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company's net income and diluted earnings per share for the year ended February 29, 2000, 1999 and 1998 would have been as follows:

                                          (in thousands, except per share data)
                                        2000               1999           1998
                                        ----               ----           ----
     Net income
         As reported                  $  3,202          $  2,423       $  2,010
         Pro forma                       3,064             2,281          1,954

     Net income per share
         As reported                  $   1.19          $   0.90        $  0.75
         Pro forma                    $   1.14          $   0.85        $  0.73

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 was $4.25, $2.61 and $2.95 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

                                                  2000       1999         1998
                                                  ----       ----         ----
         Expected stock price volatility          35.1%       32.0%       35.4%
         Expected lives of options
              Directors and officers            3 years     3 years     3 years
              Employees                         3 years     3 years     3 years
         Risk-free interest rate                   5.4%        6.2%        6.3%
         Expected dividend yield                     0%          0%          0%

                                                               Weighted average
                                                     Shares     exercise price
                                                      ------    --------------

         Options outstanding at March 1, 1997        174,950

         Exercised                                         0
         Granted                                     119,200       $ 7.27
         Cancelled or forfeited                      (18,550)      $ 7.10
                                                     --------

         Options outstanding at February 28, 1998    275,600

         Exercised                                         0
         Granted                                     108,600       $ 8.73
         Cancelled or forfeited                      (23,000)      $ 7.00
                                                     -------

         Options outstanding at February 28, 1999    361,200

         Exercised                                   (30,000)      $ 6.69
         Granted                                      85,600       $ 8.00
         Cancelled or forfeited                      (99,000)      $ 8.29
                                                     --------

         Options outstanding at February 29, 2000    317,800
                                                     =======

         Options currently exercisable               205,700       $ 7.31
                                                     =======

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding as of February 29, 2000:

                                                     Weighted average
                Range of               Number            remaining        Weighted average          Number       Weighted average
            exercise prices         outstanding       contractual life     exercise price         exercisable      exercise price
            ---------------         -----------       ----------------     --------------         -----------      --------------
           $6.375 - $9.000          317,800               4.51                  $ 7.65             205,700            $ 7.31

NOTE Q - NONCASH INVESTING AND FINANCING ACTIVITIES

During fiscal 2000, the Company made six strategic acquisitions. In connection with the acquisitions, liabilities were assumed as follows:

            Fair value of assets acquired                         $  4,263,048
            Cash paid                                                2,668,000
                                                                  ------------
            Liabilities assumed                                   $  1,595,048
                                                                  ============
            Issuance of notes to related sellers                  $  2,985,000
                                                                  ============

On October 21, 1997, the Company purchased Roberts Consolidated Industries, Inc. In connection with the acquisition, liabilities were assumed as follows:

            Fair value of assets acquired                         $ 23,984,683
            Cash paid                                               19,503,853
                                                                  ------------
            Liabilities assumed                                   $  4,480,830
                                                                  ============
            Issuance of warrants to purchase common stock         $    206,000
                                                                  ============

On December 31, 1997 the Company purchased Roberts Holland, B.V. In connection with the acquisition, liabilities were assumed as follows:

            Fair value of assets acquired                         $  4,895,799
            Cash paid                                                1,647,000
                                                                  ------------
            Liabilities assumed                                   $  3,248,799
                                                                  ============

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

NOTE S - SUBSEQUENT EVENT

Subsequent to its fiscal year end, the Company entered into an agreement to license the distribution rights of tackless carpet strip to U.S. flooring products distributors. Under the terms of the agreement, the Company will receive $2,750,000 at a predetermined rate based on cartons of tackless strip sold. The Company is guaranteed a minimum of $400,000 per year. In addition, the Company will continue to sell tackless carpet strip to the Home Center and international markets. This agreement is with an unrelated third party which previously bought certain production equipment from Roberts. In accordance with the agreement, any amount due the Company in connection with the note for the previous sale of the equipment will be paid to the Company on or before December 31, 2000. Accordingly, the balance of the note has been classified as a current asset. See Note F. During fiscal 2000 the Company sold approximately $13,500,000 of tackless carpet strip to U.S. flooring products distributors.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         Column A                             Column B                  Column C             Column D        Column E
         --------                             --------                  --------             --------        --------

                                                                    Additions
                                                           -------------------------
                                          Balance at       Charged to       Charged to                       Balance at
                                          beginning        costs and        other            Deductions      end
         Description                      of period        expenses         accounts             (a)         of period
         -----------                      ---------        --------         --------         ----------      -----------
Year ended February 28, 1998
   Deducted from asset accounts
     Allowance for doubtful accounts      $  61,100        $  34,458        (b)  $442,735     $  58,293         $ 480,000

Year ended February 29, 1999
   Deducted from asset accounts
     Allowance for doubtful accounts      $ 480,000        $  65,133                  ---     $ 163,505         $ 381,628

Year ended February 29, 2000
   Deducted from asset accounts
     Allowance for doubtful accounts      $ 381,628        $ 277,734         (c)  191,466     $ 110,290         $ 740,538

(a)  Accounts written off as uncollectable, net of recoveries.

(b) Reserve associated with Roberts Consolidated Industries, Inc. at the date of acquisition.

(c) Reserve associated with the Fiscal 2000 acquisitions at the date of acquisition.

                                 Exhibit Index
                                 -------------


Exhibit                 Description
-------                 -----------

  27               Financial Data Schedule