Form 10-Q
period 2000-07-10
QEP CO INC
filed 2000-07-12
CIK 1017815

FORM 10-Q

                       Securities and Exchange Commission

                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               May 31, 2000
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

                                            Yes  __X__         No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 12, 2000: 2,664,894 shares of common stock, par value $0.001 per share.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                            Page
                                                                                                            ----

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

              Consolidated Balance Sheets
                      May 31, 2000 (Unaudited) and February 29, 2000 (Audited)................................3
              Consolidated Statements of Income (Unaudited)
                      For the Three Months Ended May 31, 2000 and 1999........................................4
              Consolidated Statements of Cash Flows (Unaudited)
                      For the Three Months Ended May 31, 2000 and 1999........................................5

       Notes to Consolidated Financial Statements.............................................................6

       Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.........8

       Item 3 - Qualitative and Quantitative Disclosures about Market Risk....................................12

PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings.............................................................................13

       Item 6 - Exhibits and Reports on Form 8-K..............................................................13

       Signatures.............................................................................................14

PART I.       FINANCIAL INFORMATION
ITEM I.       FINANCIAL STATEMENTS

                                         Q.E.P. CO., INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                         MAY 31, 2000 AND FEBRUARY 29, 2000

                                                                                     May 31, 2000    February 29, 2000
                                                                                     ------------    -----------------
                                                                                      (UNAUDITED)        (AUDITED)
                                                      ASSETS
CURRENT ASSETS

     Cash and cash equivalents ............................................          $    605,798      $    829,063
     Accounts receivable, less allowance for doubtful accounts
       of approximately $659,000 and $741,000 as of May 31, 2000
       and February 29, 2000, respectively ................................            16,866,700        16,176,540
     Notes receivable .....................................................             1,479,468         1,681,210
     Inventories ..........................................................            18,358,660        17,588,885
     Prepaid expenses .....................................................               823,902           972,992
     Deferred income taxes ................................................               564,472           752,630
                                                                                     ------------      ------------
       Total current assets ...............................................            38,699,000        38,001,320

Property and Equipment, net ...............................................             4,577,695         4,329,695

Deferred income taxes .....................................................             1,271,445         1,271,445
Intangible assets, net ....................................................            13,868,482        13,251,699
Notes receivable ..........................................................                50,120            42,339
Other assets ..............................................................               846,491           818,215
                                                                                     ------------      ------------

Total Assets ..............................................................          $ 59,313,233      $ 57,714,713
                                                                                     ============      ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

     Lines of credit ......................................................          $  9,910,826      $ 10,414,746
     Current maturities of long term debt .................................             1,337,137         1,470,092
     Acquisition notes payable ............................................             1,872,500         1,872,500
     Accounts payable .....................................................             8,033,434         6,452,570
     Accrued liabilities ..................................................             4,036,236         4,280,901
                                                                                     ------------      ------------
       Total current liabilities ..........................................            25,190,133        24,490,809

Notes payable .............................................................             4,454,237         4,584,076
Acquisition notes payable .................................................             1,112,500         1,112,500
Subordinated long term debt ...............................................             5,945,301         5,891,126
Deferred income taxes .....................................................               453,286           453,286
Commitments and contingencies .............................................                    --                --

SHAREHOLDERS' EQUITY
     Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660
       shares issued and outstanding at May 31, 2000 and February 29, 2000                336,660           336,660
     Common stock, 10,000,000 shares authorized, $.001 par value;
       3,366,118 and 3,356,118 shares issued and outstanding at ...........                 3,366             3,356
       May 31, 2000 and February 29, 2000, respectively
     Additional paid-in capital ...........................................             8,998,722         8,945,390
       Retained earnings ..................................................            13,275,153        12,338,285
       Cost of stock held in treasury .....................................               (57,900)          (57,900)
       Accumulated other comprehensive income .............................              (398,225)         (382,875)
                                                                                     ------------      ------------
                                                                                     $ 22,157,776      $ 21,182,916
                                                                                     ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................          $ 59,313,233      $ 57,714,713
                                                                                     ============      ============

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED MAY 31, 2000 AND 1999
                                   (UNAUDITED)

                                                        Three Months Ended
                                                  May 31, 2000    May 31, 1999
                                                  ------------    ------------

Net Sales ......................................  $ 31,560,138    $ 27,167,061
Cost of goods sold .............................    21,755,623      18,722,427
                                                  ------------    ------------
   Gross profit ................................     9,804,515       8,444,634
                                                  ------------    ------------

Costs and expenses
   Shipping ....................................     2,328,542       2,127,713
   General and administrative ..................     2,701,421       2,258,601
   Selling and marketing .......................     2,782,993       2,422,256
   Other expense (income) ......................        25,656          (8,546)
                                                  ------------    ------------
                                                     7,838,612       6,800,024
                                                  ------------    ------------
   Operating income ............................     1,965,903       1,644,610

Interest income ................................        32,125          27,774
Interest expense ...............................      (474,842)       (433,277)
                                                  ------------    ------------

Income before provision for income taxes .......     1,523,186       1,239,107

Provision for income taxes .....................      (580,341)       (466,276)
                                                  ------------    ------------

Net income .....................................  $    942,845    $    772,831
                                                  ============    ============

Basic and diluted earnings per common share.....  $       0.28    $       0.23



The accompanying notes are an integral part of these statements.

                                Q.E.P. CO., INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MAY 31, 2000 AND 1999
                                           (UNAUDITED)

                                                                         Three Months Ended
                                                                   May 31, 2000     May 31, 1999
                                                                   ------------     ------------
Cash flows from operating activities:
   Net income ................................................     $   942,845      $   772,831
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Depreciation and amortization .............................         475,117          330,136
   Deferred income taxes .....................................         188,158               --
   Bad debt expense ..........................................         103,728           93,995
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable .....................................        (714,009)           5,438
     Inventories .............................................        (735,804)      (2,201,401)
     Other current assets ....................................         149,090         (244,398)
     Other assets ............................................        (448,547)         (80,005)
     Accounts payable and accrued liabilities ................       1,260,489         (414,237)
                                                                   -----------      -----------

     Net cash provided by (used in) operating activities .....       1,221,067       (1,737,641)
                                                                   -----------      -----------

Cash flows from investing activities
   Capital expenditures ......................................        (142,602)        (117,151)
   Acquisitions, net of cash acquired ........................        (437,065)              --
   Purchase of license agreement .............................        (200,000)              --
                                                                   -----------      -----------
Net cash used in investing activities ........................        (779,667)        (117,151)
                                                                   -----------      -----------

Cash flows from financing activities:
   Net (repayment) borrowing under lines of credit ...........        (503,920)       1,993,791
   Repayments of long-term debt ..............................        (386,720)        (333,605)
   Payments received on notes receivable .....................         193,960          189,967
   Proceeds from exercise of stock options ...................          53,550           63,750
   Dividends .................................................          (6,185)          (6,185)
                                                                   -----------      -----------

   Net cash (used in) provided by financing activities .......        (649,315)       1,907,718
                                                                   -----------      -----------

Cumulative currency translation adjustment ...................         (15,350)         (34,896)
                                                                   -----------      -----------

Net (decrease) increase in cash ..............................        (223,265)          18,030
Cash and cash equivalents at beginning of period .............         829,063          290,066
                                                                   -----------      -----------
Cash and cash equivalents at end of period ...................     $   605,798      $   308,096
                                                                   ===========      ===========

Supplemental disclosure of cash flow information
   Interest paid .............................................     $   553,811      $   498,374
   Income taxes paid .........................................     $   403,550      $   652,500



The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.   Basis of Presentation

          The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 29, 2000, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 29, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended May 31, 2000 are not necessarily indicative of the results for the full fiscal year ending February 28, 2001.

Note 2.   Inventories

          The major classes of inventories are as follows:

                                                             May 31, 2000      February 29, 2000
                                                             ------------      -----------------
          Raw materials and work-in process............      $  4,820,623         $  4,576,530
          Finished goods...............................        13,538,037           13,012,335
                                                             ------------         ------------
                                                             $ 18,358,660         $ 17,588,885
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

         For the three months ended May 31, 2000 and 1999 and as adjusted for the stock split (see Note 4.), the weighted average number of basic shares of common stock outstanding amounted to 3,360,118 and 3,331,118, respectively. For the three months ended May 31, 2000 and 1999, the weighted average number of diluted shares of common stock outstanding amounted to 3,388,067 and 3,355,755, respectively.

Note 4.   Equity

          On June 6, 2000, the Board of Directors declared a five for four stock split of the Company's common stock, effected in the form of a stock dividend to be paid on August 1, 2000. As a result of this action, approximately 673,000 shares will be issued to shareholders of record on July 17, 2000. Par value of the common stock remains at $0.001 per share and accordingly, $673 was transferred from additional paid in capital to common stock.

The effect on earnings per share was a reduction of $0.07 and $0.06 per share for the three months ended May 31, 2000 and 1999, respectively. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

Note 5.   Comprehensive Income

          The Company records comprehensive income in accordance with Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. During the first quarter of fiscal 2001 and fiscal 2000, the Company's comprehensive income totaled $927,495 and $737,935, respectively.

Note 6.   License Agreement

          Effective May 15, 2000, the Company entered into an agreement to license the distribution rights of tackless carpet strip to U.S. flooring products distributors. Under the terms of the agreement, the Company will receive $2,750,000 at a predetermined rate based on cartons of tackstrip sold. The Company is guaranteed a minimum of $400,000 per year. In addition, the Company will continue to sell tackless carpet strip to the Home Center and International markets. For the three months ended May 31, 2000 and 1999, the Company sold approximately $3,019,000 and $3,430,000, respectively of tackless carpet strip to U.S. flooring products distributors.

Note 7.   Non - cash Investing and Financing Activities

          During the three months ended May 31, 2000, the Company made two strategic acquisitions. In connection with the acquisitions, liabilities were assumed as follows:

          Fair value of assets acquired                 $512,774
          Cash paid                                      437,065
                                                        --------
          Liabilities assumed                           $ 75,709
                                                        ========

          Issuance of notes to related sellers          $106,249
                                                        ========

Note 8.   Future Effects of Recently Issued Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Q.E.P. Co., Inc. ("the Company") manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market. The Company markets over 4,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet, and marble. The Company's products are sold to home improvement retailers, specialty distributors, original equipment manufacturers and chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional. Dollar figures set forth below are rounded to the nearest thousand.

          From June 1999 through March 2000, the Company made several acquisitions as part of its strategic plan to enhance its leadership in the worldwide flooring market. These acquired entities are referred to as the "Fiscal acquisitions" elsewhere herein.

          This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes", "intends", "expects" or "anticipates" and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this report. Additionally, the Company is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessment of its future working capital and capital expenditure requirements and those relating to the Company's ability to satisfy its working capital needs and to finance its anticipated capital expenditures, which could prove to be different than expected, the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's ability to successfully manage and integrate the business and operations of acquired entities, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the Company, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

Results of Operations

          Three months ended May 31, 2000 compared to three months ended May 31, 1999

          Net sales for the three months ended May 31, 2000 (the "fiscal 2001 period") were approximately $31,560,000, compared to $27,167,000 for the three months ended May 31, 1999 (the "fiscal 2000 period"), an increase of $4,393,000 or 16.2%. Selling prices increased slightly for one of the Company's product lines; additionally, there was a substantial increase in the volume of sales to home center retailers, principally as a result of new store openings and new product introduction. Further, the Fiscal acquisitions accounted for approximately $2,150,000 of the increase in sales volume.

          Gross profit for the fiscal 2001 period was approximately $9,805,000, compared to $8,445,000 for the fiscal 2000 period, an increase of $1,360,000 or 16.1%. As a percentage of net sales, gross profit remained constant at 31.1% in the fiscal 2001 and 2000 periods. A slight increase in the gross margin resulting from slightly higher selling prices and a change in product mix to higher margin products was offset by increased raw material prices.

          Shipping expenses for the fiscal 2001 period were approximately $2,329,000, compared to $2,128,000 for the fiscal 2000 period, an increase of $201,000 or 9.4%. As a percentage of net sales, these expenses decreased to 7.4% in the fiscal 2001 period from 7.8% in the fiscal 2000 period principally as a result of the Fiscal 2000 acquisitions whose costs as a percentage of sales are lower. The actual increase is a result of the higher sales volume and approximately $105,000 incurred by the Fiscal acquisitions offset by a reduction in the freight rates charged by common carriers.

          General and administrative expenses for the fiscal 2001 period were approximately $2,701,000, compared with $2,259,000 for the fiscal 2000 period, an increase of $442,000 or 19.6%. As a percentage of net sales, these expenses increased to 8.6% in the fiscal 2001 period from 8.3% in the fiscal 2000 period principally due to the Fiscal 2000 acquisitions having higher costs as a percentage of sales. The actual increase was primarily the result of the addition of key management personnel, domestically, and approximately $335,000 being attributable to the Fiscal acquisitions.

          Selling and marketing costs for the fiscal 2001 period were approximately $2,783,000, compared to $2,422,000 for the fiscal 2000 period, an increase of $361,000 or 14.9%. As a percentage of net sales, these expenses decreased to 8.8% in the fiscal 2001 period from 8.9% in the fiscal 2000 period. The actual increase was primarily due to increased commissions resulting from the higher sales volume and approximately $194,000 of this increase was incurred by the Fiscal acquisitions.

          Interest income increased $4,000 and interest expense increased $42,000, respectively during the fiscal 2001 period compared to the fiscal 2000 period. The increase in interest expense was a result of the increase in the borrowing rate associated with short-term financing.

          Provision for income taxes was approximately $580,000 in the fiscal 2001 period, compared to $466,000 in the fiscal 2000 period, an increase of $114,000 or 24.5%. The estimated effective tax rate was approximately 38.1% for the fiscal 2001 period compared to 37.6% for the fiscal 2000 period. The estimated effective tax rate is based upon the most recent effective tax rates available and is higher in fiscal 2001 primarily due to the Fiscal acquisitions.

          Net income for the fiscal 2001 period increased to $943,000 from $773,000 in the fiscal 2000 period, an increase of $170,000 or 22.0%. Net income as a percentage of net sales increased to 3.0% in fiscal 2001 compared to 2.8% in fiscal 2000, primarily for the reasons discussed above.

Liquidity and Capital Resources

          Working capital as of May 31, 2000 decreased to approximately $13,509,000 from approximately $13,511,000 at February 29, 2000, a decrease of $2,000, primarily as a result of the increase in the Company's operations and an increase in accounts receivable and inventory, associated with the higher sales volume, offset by acquisition expenses and an increase in accounts payable. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

          Net cash provided by operating activities during the fiscal 2001 period was $1,221,000 compared to a use of cash of $1,738,000 during the fiscal 2000 period. The change was primarily due to an increase in the Company's operations and an increase in accounts payable. Net cash used in investing activities was $780,000 in the fiscal 2001 period compared to $117,000 for the fiscal 2000 period. The increase was primarily due to expenses associated with acquisitions.

          Net cash used by financing activities was $649,000 during the fiscal 2001 period compared to cash provided of $1,908,000 in the fiscal 2000 period due primarily to repayments of lines of credit and long term debt offset by collections on notes receivable.

          The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement provides for borrowings of up to $10,000,000 for domestic purposes and borrowings of up to $5,000,000 for the Company's foreign subsidiaries. The facility permits borrowings against a fixed percentage of eligible accounts receivable and inventory. Interest is payable at LIBOR (6.61% at May 31, 2000) plus 1.25% or an alternative currency rate plus 1.25%. The revolving credit agreement terminates in July 2003 with respect to the domestic borrowings and in June 2001 with respect to the foreign borrowings. The credit facility is collateralized by accounts receivable, inventory and equipment. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibit the payment of dividends, except with the lender's consent. At May 31, 2000, the Company had $3,285,533 available for future domestic borrowings, net of $160,000 in outstanding letters of credit, and $1,750,600 available for future foreign borrowings. The Company's Chilean subsidiary has two revolving credit facility agreements with a financial institution which permit borrowings of up to an aggregate of $115,000 with interest at 18% per year. One of the facilities, which permit borrowings of up to $95,000, is secured by a standby letter of credit given by the Company. The facilities expire on August 31, 2000 and October 31, 2000, respectively. At May 31, 2000, the Chilean subsidiary had approximately $27,000 available for future borrowings under the credit facilities. In connection with the acquisition of Roberts Consolidated Industries, Inc., the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. During the third quarter of fiscal 2000, the Company repurchased approximately $1,229,000 of its debentures at a discount resulting in an extraordinary gain from early extinguishment of debt of approximately $181,000 in fiscal 2000. At May 31, 2000 and February 29, 2000, the remaining amortized balance of this obligation was $5,945,000 and $5,891,000, respectively. In connection with the Fiscal acquisitions, the Company issued four notes to the respective sellers. Two of the notes, aggregating approximately $1,260,000, are payable within one year and are non-interest bearing. The third note, having an original principal balance of $900,000, is payable in equal installments over a three year period with interest at the Company's prevailing borrowing rate. The fourth note, in the principal amount of $825,000, is payable in three installments of $312,500 in December 2000 and 2001 and $200,000 in December 2003 with interest fixed at $12,500, $12,500 and $25,000, respectively.

         On October 30, 1998, the Company entered into two interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. During the fiscal 2001 period, the Company reduced interest expense by approximately $15,000 as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of nonperformance by any counter-party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender. The first interest rate swap agreement in the amount of $1,500,000 expired on December 23, 1999. The second interest rate swap agreement in the amount of $4,000,000 expires in December 2000.

          The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the growth in inventory and accounts receivable balances, and will be adequate to finance anticipated capital expenditures and debt obligations for the next twelve months. There can be no assurance, however, that the assumptions upon which the Company bases its future working capital and capital expenditure requirements and the assumptions upon which it bases that funds will be available to satisfy such requirements will prove to be correct. If these assumptions are not correct, the Company's assessment of its liquidity position could prove to be incorrect.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES FROM MARKET RISK

         On October 30, 1998, the Company entered into two interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. During the fiscal 2001 period, the Company reduced interest expense by approximately $15,000 as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of non-performance by any counterparty to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the nonperformance of the lender. The first interest rate swap agreement in the amount of $1,500,000 expired on December 23, 1999. The second interest rate swap agreement in the amount of $4,000,000 expires in December 2000.

         The Company averaged approximately $12,474,000 of variable rate debt not covered by the interest rate swap agreements during the quarter ended May 31, 2000. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $21,000.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

Exhibit
Number                               Description
------                               -----------

3.1      Certificate of Incorporation of the Company*

3.2      By-Laws of the Company**

4.1      Specimen Common Stock Certificate*

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

------------------

         (b)   Reports on Form 8-K

               There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended May 31, 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Q.E.P. CO., INC.

Dated:  July 12, 2000              By: /S/ LEWIS GOULD
                                       -----------------------------------------
                                       Chairman, Chief Executive Officer and
                                       Director
                                       (Principal Executive Officer)





Dated:  July 12, 2000              By: /S/ MARC APPLEBAUM
                                       -----------------------------------------
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION                     LOCATION
------                                 -----------                     --------

  27                    Financial Data Schedule                           *1



------------------




*1       Filed electronically pursuant to Item 401 of Regulation S-T.