Form 10-Q
period 2000-08-31
QEP CO INC
filed 2000-10-13
CIK 1017815

FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:               August 31, 2000
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

                               Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 13, 2000: 3,368,620 shares of common stock, par value $.001 per share.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                           Page
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets
                  August 31, 2000 (Unaudited) and February 29, 2000*.......................................................  3

      Consolidated Statements of Income (Unaudited)
                  For the Six and Three Months Ended August 31, 2000 and 1999..............................................  4

      Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended August 31, 2000 and 1999........................................................  5

      Notes to Consolidated Financial Statements...........................................................................  6

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.......................  9

      Item 3 - Qualitative and Quantitative Disclosures about Market Risk.................................................. 14

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings........................................................................................... 15

      Item 4 - Submission of Matters to a Vote of Security Holders......................................................... 15

      Item 6 - Exhibits and Reports on Form 8-K............................................................................ 16

      Signatures........................................................................................................... 17

* The February 29, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AUGUST 31, 2000 AND FEBRUARY 29, 2000

                                                                                      August 31,      February 29,
                                                                                         2000             2000*
                                                                                     ------------     ------------
                                                                                     (UNAUDITED)
                                                       ASSETS
CURRENT ASSETS
      Cash and cash equivalents .................................................    $    889,954     $    829,063
      Accounts receivable, less allowance for
         doubtful accounts of  $574,000 and $741,000 at
         August 31, 2000 and February 29, 2000, respectively ....................      16,421,270       16,176,540
      Notes receivable ..........................................................       1,406,326        1,681,210
      Inventories ...............................................................      19,978,492       17,588,885
      Prepaid expenses ..........................................................         703,834          972,992
      Deferred Income Taxes .....................................................         752,630          752,630
                                                                                     ------------     ------------
         Total current assets ...................................................      40,152,506       38,001,320

Property and equipment, net .....................................................       5,597,860        4,329,695

Deferred income taxes ...........................................................         895,130        1,271,445
Intangible assets, net ..........................................................      15,471,254       13,251,699
Notes receivable ................................................................          59,540           42,339
Other assets ....................................................................         729,627          818,215
                                                                                     ------------     ------------
TOTAL ASSETS ....................................................................    $ 62,905,917     $ 57,714,713
                                                                                     ============     ============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

      Lines of credit ...........................................................    $ 13,462,375     $ 10,414,746
      Acquisition notes payable .................................................         932,500        1,872,500
      Current maturities of long term debt ......................................       1,319,331        1,470,092
      Accounts payable ..........................................................       8,554,760        6,452,570
      Accrued liabilities .......................................................       2,971,404        4,280,901
                                                                                     ------------     ------------
         Total current liabilities ..............................................      27,240,370       24,490,809

Notes payable ...................................................................       4,051,080        4,584,076
Acquisition notes payable .......................................................       2,392,500        1,112,500
Subordinated long term debt .....................................................       5,997,671        5,891,126
Deferred income taxes ...........................................................         453,286          453,286
Commitments and contingencies

SHAREHOLDERS' EQUITY
      Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660
         shares issued and outstanding at August 31, 2000 and February 29, 2000 .         336,660          336,660
      Common stock, 20,000,000 shares authorized, $.001 par value; 3,368,620 and 3,356,175 shares issued and outstanding at August 31, 2000 and
         February 29, 2000, respectively ........................................           3,368            3,356
      Additional paid-in capital ................................................       9,009,593        8,946,061
      Retained earnings .........................................................      14,129,508       12,337,614
      Cost of stock held in treasury ............................................        (289,088)         (57,900)
      Accumulated other comprehensive income ....................................        (419,031)        (382,875)
                                                                                     ------------     ------------
                                                                                     $ 22,771,010     $ 21,182,916
                                                                                     ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................    $ 62,905,917     $ 57,714,713
                                                                                     ============     ============

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE SIX MONTHS AND THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                     Six Months Ended               Three Months Ended
                                                              -----------------------------     -----------------------------
                                                                August 31,      August 31,       August 31,       August 31,
                                                                  2000             1999             2000            1999
                                                              ------------     ------------     ------------     ------------
Net Sales ................................................    $ 59,741,246     $ 56,259,238     $ 28,181,108     $ 29,092,177
Cost of goods sold .......................................      40,563,517       39,383,205       18,807,894       20,660,778
                                                              ------------     ------------     ------------     ------------
  Gross profit ...........................................      19,177,729       16,876,033        9,373,214        8,431,399
                                                              ------------     ------------     ------------     ------------
Costs and expenses
  Shipping ...............................................       4,717,370        4,306,924        2,388,828        2,179,211
  General and administrative .............................       5,044,665        4,711,413        2,343,244        2,452,812
  Selling and marketing ..................................       5,628,848        4,629,855        2,845,855        2,207,599
  Other (income) expense .................................         (46,097)           9,926          (71,753)          18,472
                                                              ------------     ------------     ------------     ------------
                                                                15,344,786       13,658,118        7,506,174        6,858,094
                                                              ------------     ------------     ------------     ------------
Operating income .........................................       3,832,943        3,217,915        1,867,040        1,573,305

Interest income ..........................................          43,413           56,144           11,288          28, 370
Interest expense .........................................        (971,991)        (916,466)         497,149         (483,189)
                                                              ------------     ------------     ------------     ------------
Income before provision for income taxes .................       2,904,365        2,357,593        1,381,179        1,118,486

Provision for income taxes ...............................       1,106,491          883,163          526,150          416,887
                                                              ------------     ------------     ------------     ------------
Net income ...............................................    $  1,797,874     $  1,474,430     $    855,029     $    701,599
                                                              ============     ============     ============     ============
Basic and diluted net income per
 common share ............................................    $       0.53     $       0.44     $       0.25     $       0.21
                                                              ============     ============     ============     ============

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                            Six Months Ended
                                                                                      ---------------------------
                                                                                       August 31,      August 31,
                                                                                         2000            1999
                                                                                      -----------     -----------
Cash flows from operating activities:
Net income .......................................................................    $ 1,797,874     $ 1,474,430
Adjustments to reconcile net income to net cash
     provided by operating activities
Gain on sale of equipment ........................................................        (74,421)             --
Depreciation and amortization ....................................................        984,577         774,720
Bad debt expense .................................................................         50,449         248,601
Deferred income taxes ............................................................        376,315         170,000
Changes in assets and liabilities, net of acquisitions:
     Accounts receivable .........................................................       (140,300)         27,164
     Inventories .................................................................     (2,076,184)       (166,374)
     Prepaid expenses ............................................................        269,159         (91,074)
     Other assets ................................................................       (768,805)        (67,939)
     Accounts payable and accrued liabilities ....................................        716,982      (1,931,407)
                                                                                      -----------     -----------
     Net cash provided by operating activities ...................................      1,135,646         438,121
                                                                                      -----------     -----------
Cash flows from investing activities:
     Capital expenditures ........................................................       (566,878)       (287,886)
     Purchase of license agreement ...............................................       (200,000)       (833,050)
     Acquisitions, net of cash acquired ..........................................     (1,116,517)     (1,149,700)
     Proceeds from sale of fixed assets ..........................................         75,000              --
                                                                                      -----------     -----------
     Net cash used in investing activities .......................................     (1,808,395)     (2,270,636)
                                                                                      -----------     -----------
Cash flow from financing activities:
     Net borrowings under lines of credit ........................................      3,047,629       3,265,791
     Repayments of long-term debt ................................................       (671,649)       (653,300)
     Purchase of subordinated debentures .........................................             --        (107,143)
     Repayment of acquisition notes payable ......................................     (1,690,243)        (64,200)
     Payments received on notes receivable .......................................        257,683         379,184
     Proceeds from exercise of stock options .....................................         63,750         199,008
     Purchase of treasury stock ..................................................       (231,189)             --
     Dividends ...................................................................         (6,185)         (6,185)
                                                                                      -----------     -----------
     Net cash provided by financing activities ...................................        769,796       3,013,155
                                                                                      -----------     -----------
Cumulative currency translation adjustment .......................................        (36,156)        (90,229)

Net increase in cash .............................................................         60,891       1,090,411
Cash and cash equivalents at beginning of period .................................        829,063         290,066
                                                                                      -----------     -----------
Cash and cash equivalents at end of period .......................................    $   889,954     $ 1,380,477
                                                                                      ===========     ===========
Supplemental disclosure of cash flow information:
     Interest paid ...............................................................    $   834,041     $   909,783
     Income taxes paid ...........................................................    $ 1,195,473     $   937,500

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the fiscal year ended February 29, 2000, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 29, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six and three months ended August 31, 2000 are not necessarily indicative of the results for the full fiscal year ending February 28, 2001.

Note 2.  Inventories

         The major classes of inventories are as follows:

                                             August 31,    February 29,
                                                2000          2000
                                            -----------    -----------

Raw materials and work-in-process ......    $ 6,853,495    $ 4,576,530
Finished goods .........................     13,124,997     13,012,355
                                            -----------    -----------
                                            $19,978,492    $17,588,885
                                            ===========    ===========

Note 3.  Earnings per Share

         Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during each period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares, which are not used when the effect is antidilutive.

         For the six months and three months ended August 31, 2000, the weighted average number of basic shares of common stock outstanding amounted to 3,364,640 and 3,368,663, respectively. For the six months and the three months ended August 31, 1999, the weighted average number of basic shares of common stock outstanding amounted to 3,335,284 and 3,347,784, respectively. For the six months ended August 31, 2000 and August 31, 1999, the weighted average number of diluted shares of common stock outstanding amounted to 3,404,736 and 3,359,564, respectively. For the three months ended August 31, 2000 and August 31, 1999, the weighted average number of diluted shares of common stock outstanding amounted to 3,408,759 and 3,363,373, respectively.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 4.  Equity

         On June 6, 2000, the Board of Directors declared a five for four stock split of the Company's common stock, effected in the form of a stock dividend which was paid on August 1, 2000. As a result of this action, approximately 673,000 shares were issued to shareholders of record on July 17, 2000. Par value of the common stock remains at $0.001 per share and, accordingly, $673 was transferred from retained earnings to common stock.

         The effect on earnings per share was a reduction of $0.13 and $0.11 per share for the six months ended August 31, 2000 and 1999, respectively, and a reduction of $0.06 and $0.05 per share for the three months ended August 31, 2000 and 1999, respectively. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

Note 5.  Comprehensive Income

         The Company records comprehensive income in accordance with Financial Accounting Standards (SFAS) No. 130, "Reporting comprehensive Income." SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

         For the six months ended August 31, 2000 and 1999, the Company's comprehensive income totaled $1,761,718 and $1,384,201, respectively. For the three months ended August 31, 2000 and 1999, the Company's comprehensive income totaled $834,223 and $642,266, respectively.

Note 6.  License Agreement

         Effective May 15, 2000, the Company entered into an agreement to license the distribution rights of tackless carpet strip to U.S. flooring products distributors. Under the terms of the agreement, the Company will receive $2,750,000 at a predetermined rate based on cartons of tackstrip sold by the licensee. The company is guaranteed to receive a minimum of $400,000 per year. In addition, the Company will continue to sell tackless carpet strip to the Home Center and International markets. For the six months ended August 31, 2000 and 1999, the Company sold approximately $2,910,000, and $7,293,000, respectively and for the three months ended August 31, 2000 and 1999, the Company sold approximately $25,000 and $3,856,000, respectively of tackless carpet strip to U.S. flooring products distributors.

Note 7.  Non-cash Investing and Financing Activities

         During the six months ended August 31, 2000, the Company made several strategic acquisitions. In connection with the acquisitions, liabilities were assumed as follows:

              Fair value of assets acquired           $1,593,302
              Cash paid                                1,116,517
                                                      ----------
              Liabilities assumed                     $  476,785
                                                      ==========
              Issuance of notes to related sellers    $1,965,700
                                                      ==========

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

Note 9.  Reclassifications

         Certain amounts in the 1999 presentation have been reclassified to conform to the 2000 presentation.

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

         From June 1999 through August 2000, the Company made several acquisitions as part of its strategic plan to enhance its leadership in the worldwide flooring market. These acquired entities are referred to as the "newly acquired entities" elsewhere herein.

         This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends," "expects" or "anticipates" and other similarly anticipatory expressions are generally forward-looking and are made only as of the date of this report. Additionally, the Company is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessment of its future working capital and capital expenditure requirements and those relating to the Company's ability to satisfy its working capital and to finance its anticipated capital expenditures, which could prove to be different than expected, the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's ability to successfully manage and integrate the business and operations of the newly acquired entities, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the Company, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

Results of Operations

     Six months ended August 31, 2000 compared to six months ended August 31,
1999

         Net sales for the six months ended August 31, 2000 (the "fiscal 2001 period") were approximately $59,741,000 compared to approximately $56,259,000 for the six months ended August 31, 1999 (the "fiscal 2000 period"), an increase of $3,482,000 or 6.2%. This increase includes the effect of the license of the Company's distributor tack strip business. Sales of tack strip during the comparable fiscal 2000 period that the license agreement was in effect were $4,400,000. This negative impact was offset by a substantial increase in sales to home center retailers, principally as a result of new store openings and new product introduction to existing stores. Selling prices remained relatively stable during the period. Additionally, the newly acquired entities accounted for approximately $3,568,000 of the increase in sales volume.

         Gross profit for the fiscal 2001 period was approximately $19,178,000 compared to $16,876,000 for the fiscal 2000 period, an increase of $2,302,000 or 13.6%. As a percentage of net sales, gross profit increased to 32.1% in the fiscal 2001 period from 30.0% in the fiscal 2000 period. This increase was primarily the result of a change in the Company's domestic product mix towards higher margin products and the discontinuance of the sale to domestic distributors of the low margin tack strip business.

         Shipping expenses for the fiscal 2001 period were approximately $4,717,000 compared to $4,307,000 for the fiscal 2000 period, an increase of $410,000 or 9.5%. As a percentage of net sales, these expenses increased to 7.9% in the fiscal 2001 period from 7.7% in the fiscal 2000 period primarily as a result of certain fixed costs being absorbed by a smaller sales volume after the licensing of the tack strip business. The actual increase is a result of the higher overall sales volume and approximately $200,000 incurred by the newly acquired entities.

         General and administrative expenses for the fiscal 2001 period were approximately $5,045,000 compared with approximately $4,711,000 for the fiscal 2000 period, an increase of $334,000 or 7.1%. As a percentage of net sales, these expenses were unchanged at 8.4% for the fiscal 2001 and the fiscal 2000 periods. The actual increase was the result of approximately $553,000 being attributable to the newly acquired entities offset by a reduction of expenses at the Company's domestic divisions.

         Selling and marketing costs for the fiscal 2001 period were approximately $5,629,000 compared to $4,630,000 for the fiscal 2000 period, an increase of $999,000 or 21.6%. As a percentage of net sales, these expenses increased to 9.4% in the fiscal 2001 period from 8.2% in the fiscal 2000 period, principally due to reduced volume after the licensing of the tack strip business and an increase in commission rates paid to the Company's sales force. The actual increase is the result of increased commissions and marketing allowances paid resulting from the increase in sales to the Home Center customers, and approximately $410,000 attributable to the newly acquired entities.

         Interest income for the fiscal 2001 period was approximately $43,000 compared to $56,000 in the fiscal 2000 period. Interest expense for the fiscal 2001 period was approximately $972,000 compared to approximately $916,000 in the fiscal 2000 period. Interest expense increased as a result of an increase in borrowings under the Company's line of credit facilities to fund the acquisitions and working capital needs together with an increase in interest rates offset in part by a reduction of long-term debt.

         Provision for income taxes was approximately $1,106,000 in the fiscal 2001 period compared to approximately $883,000 in the fiscal 2000 period, an increase of $223,000 or 25.3%. The effective tax rate was approximately 38.1% for the fiscal 2001 period and 37.4% for the fiscal 2000 period. The estimated effective tax rate is based upon the most recent effective tax rates available and is higher in fiscal 2001 primarily due to the newly acquired entities.

         As a result of the above, net income for the fiscal 2001 period increased to $1,798,000 from $1,474,000 in the fiscal 2000 period, an increase of $324,000 or 22.0%. Net income as a percentage of net sales increased to 3.0% in the fiscal 2001 period compared to 2.6% in the fiscal 2000 period.

     Three months ended August 31, 2000 compared to three months ended August 31, 1999.

         Net sales for the three months ended August 31, 2000 were approximately $28,181,000 compared to approximately $29,092,000 for the three months ended August 31, 1999, a decrease of $911,000 or 3.1%. This decrease is principally the result of the licensing of the domestic distributor tack strip business which had sales of approximately $3,856,000 in the fiscal 2000 period. Offsetting this decrease was an increase in sales volume attributable to (i) Home Center customers as a result of new store openings and the expansion of certain product lines offered by the Company, and (ii) an increase in sales volume of approximately $1,440,000 attributable to the newly acquired entities. Selling prices remained relatively stable during this period.

         Gross profit for the fiscal 2001 period was approximately $9,373,000 compared to approximately $8,431,000 in the fiscal 2000 period, an increase of $942,000 or 11.2%. As a percentage of net sales, gross profit increased from 29.0% in the fiscal 2000 period to 33.3% in the fiscal 2001 period due to a change in the Company's domestic product mix towards higher margin products, the licensing of the low margin tack strip business and higher gross margins generated by the newly acquired entities, principally powders.

         Shipping expenses for the fiscal 2001 period were approximately $2,389,000 compared to approximately $2,179,000 for the fiscal 2000 period, an increase of $210,000 or 9.6%. As a percentage of net sales, these expenses increased to 8.5% in the fiscal 2001 period from 7.5% in the fiscal 2000 period primarily due to a change in the Company's freight policy for certain domestic distributor customers and the Company's fixed expenses being spread over lower sales. The actual increase was primarily caused by the increased sales volume together with approximately $100,000 being expended by the newly acquired entities.

         General and administrative expenses for the fiscal 2001 period were approximately $2,343,000 compared to approximately $2,453,000 for the fiscal 2000 period, a decrease of $110,000 or 4.5%. As a percentage of net sales, general and administrative expenses decreased from 8.4% in the fiscal 2000 to 8.3% in the fiscal 2001 period, reflecting a slight reduction of expense at the Company's domestic divisions. The actual decrease was primarily the result of lower employee related costs and expenses, domestically offset by approximately $233,000 being attributable to the newly acquired entities.

         Selling and marketing costs for the fiscal 2001 period were approximately $2,846,000 compared to approximately $2,208,000 for the fiscal 2000 period, an increase of $638,000 or 28.9%. As a percentage of net sales, these expenses increased to 10.1% in the fiscal 2001 period from 7.6% in the fiscal 1999 period. The percentage increase is primarily the result of increased costs being spread over a reduced sales volume and a change in the domestic distributor commission structure. The actual increase is a result of an increase in commissions and allowances resulting from higher sales to the Company's Home Center customers together with approximately $200,000 being attributable to the newly acquired entities.

         Interest income for the fiscal 2001 period was approximately $11,000 compared to approximately $28,000 in the fiscal 2000 period. Interest expense for the fiscal 2001 period was approximately $497,000 compared to approximately $483,000 in the fiscal 2000 period. Interest expense increased as a result of the increase in borrowings under the Company's line of credit facilities and an increase in interest rates.

         Provision for income taxes was approximately $526,000 in the fiscal 2001 period compared to approximately $417,000 for the fiscal 2000 period, an increase of $109,000 or 26.1%. The estimated tax rate was approximately 38.1% for the fiscal 2001 period compared to 37.3% for the fiscal 2000 period. The estimated effective tax rate is based upon the most recent effective tax rates available and is higher in fiscal 2001 primarily due to the newly acquired entities.

         As a result of the above, net income for the fiscal 2001 period was approximately $855,000 compared to approximately $702,000 for the fiscal 2000 period, an increase of $153,000 or 21.8%. Net income as a percentage of net sales increased to 3.0% in the fiscal 2001 period, compared to 2.4% in the fiscal 2000 period.

Liquidity and Capital Resources

         Working capital as of August 31, 2000 decreased from approximately $13,510,000 at February 29, 2000 to $12,913,000, a decrease of $597,000, primarily as a result of the Company's increase in operations offset by the purchase of certain newly acquired entities, capital expenditures and treasury stock. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

         Net cash provided by operating activities during the six month period ended August 31, 2000 was $1,136,000 compared to $438,000 for the comparable period in fiscal 2000. The increase in cash provided by operating activities was primarily as a result of an increase in income from operations offset by an increase in inventory. Net cash used in investing activities was $1,808,000 compared to $2,271,000 for the comparable period in fiscal 2000, primarily due to the acquisition of certain newly acquired entities and approximately $567,000 for capital expenditures.

         Net cash provided by financing activities was $770,000 compared to $3,013,000 in the comparable period in fiscal 2000 due primarily to an increase in short term borrowings to fund working capital needs and certain of the newly acquired entities, offset by partial repayments of the Company's revolving credit and term loan facility and acquisition debt.

         The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement provides for borrowings of up to $10,000,000 for domestic purposes and borrowings of up to $5,000,000 for the Company's foreign subsidiaries. The facility permits borrowings against a fixed percentage of eligible accounts receivable and inventory. Interest is payable at LIBOR (6.6% at August 31, 2000) plus 1.25% or an alternative currency rate plus 1.25%. The revolving credit agreement terminates in July 2003 with respect to the domestic borrowings and in June 2001 with respect to the foreign borrowings. The credit facility is collateralized by accounts receivable, inventory and equipment. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibit the payment of dividends, except with the lender's consent. At August 31, 2000, the Company had approximately $1,480,000 available for future borrowings, net of $160,000 in outstanding letters of credit.

         The Company's Chilean subsidiary has two revolving credit facility agreements with a financial institution which permit borrowings of up to an aggregate of $115,000 with interest at 18% per year. One of the facilities, which permits total borrowings of up to $95,000, is secured by a standby letter of credit given by the Company. The facilities expire on October 31, 2000. At August 31, 2000, the Chilean subsidiary had approximately $15,000 available for future borrowings under the credit facilities.

         In connection with the acquisition of Roberts Consolidated Industries, Inc., the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. During the third quarter of fiscal 2000, the Company repurchased approximately $1,229,000 of its debentures at a discount resulting in an extraordinary gain from early extinguishment of debt of approximately $181,000 in fiscal 2000. At August 31, 2000 and February 29, 2000, the remaining amortized balance of this obligation was $5,998,000 and $5,891,000, respectively. In connection with the newly acquired entities, the Company issued five promissory notes to the respective sellers. Two of the notes, aggregating approximately $1,260,000, have been paid as of August 31, 2000 and were non-interest bearing. The third note, having an original principal balance of $900,000, is payable in equal installments over a three year period with interest at the Company's prevailing borrowing rate. The fourth note, in the principal amount of $825,000, is payable in two installments of $312,500 in December 2000 and 2001 and a final installment of $200,000 in December 2003 with interest fixed at $12,500, $12,500 and $25,000, respectively. The fifth note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005.

         Subsequent to August 31, 2000, the Company entered into an agreement to purchase its Bramalea, Ontario facility for approximately $988,000. In connection with this purchase, the Company paid approximately $318,000 in cash and obtained a note from a Canadian lending institution for approximately $670,000 payable over 10 years at an interest rate, to be set annually, (7.8% at the date of issuance).

         On October 30, 1998, the Company entered into two interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the six and three months ended August 31, 2000, the Company reduced interest expense by approximately $30,000 and $15,000, respectively as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of nonperformance by any counter-party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender. The first interest rate swap agreement in the amount of $1,500,000 expired on December 23, 1999. The second interest rate swap agreement in the amount of $4,000,000 expires in December 2000.

         The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the growth in inventory and accounts receivable balances, and will be adequate to finance anticipated capital expenditures and debt obligations for the next twelve months, except for additional acquisitions. There can be no assurance, however, that the assumptions upon which the Company basis its future working capital and capital expenditure requirements and the assumptions upon which it basis that funds will be available to satisfy such requirements will prove to be correct. If these assumptions are not correct, the Company's assessment of its liquidity position could prove to be incorrect.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         On October 30, 1998, the Company entered into two interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the six and three months ended August 31, 2000, the Company reduced interest expense by approximately $30,000 and $15,000, respectively as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender. The first interest rate swap agreement in the amount of $1,500,000 expired on December 23, 1999. The second interest rate swap agreement in the amount of $4,000,000 expires in December 2000.

         The Company averaged approximately $13,931,000 and $13,482,000 of debt not covered by the interest rate swap agreements during the six and three months ended August 31, 2000. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $66,000 and $64,000, respectively.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in litigation from time to time in the course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

Item 4.  Submission of Matters to Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on July 14, 2000. The following matters were voted upon at the Annual Meeting:

(i)      The election of the following seven members to the Company's Board of
         Directors:

         Leonard Gould          votes for: 1,157,384      votes withheld: 62,244
         Lewis Gould            votes for: 1,158,465      votes withheld: 61,163
         Christian Nast         votes for: 1,153,575      votes withheld: 66,053
         Emil Vogel             votes for: 1,153,565      votes withheld: 66,063
         Robert Feuerzeig       votes for: 1,153,025      votes withheld: 66,603
         David Malizia          votes for: 1,154,425      votes withheld: 65,203
         Pierre Simard          votes for: 1,154,425      votes withheld: 65,203

         There were no broker non-votes cast with respect to this proposal.

(ii) The ratification of an amendment to the Company's Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue from 10 million to 20 million shares:

         For:                      1,122,851
         Against:                     95,479
         Abstain:                      1,298

         There were no broker non-votes cast with respect to this proposal.

(iii) The ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ending February 28, 2001.

         For:                      1,197,527
         Against:                        300
         Abstain:                      2,120

         Broker non-votes:            19,681

Item 6.  Exhibits and Reports on Form 8-K

         (a)      List of Exhibits

Exhibit
Number                        Description

 3.1        Certificate of Incorporation of the Company*

 3.2        By-Laws of the Company **

 4.1        Specimen Common Stock Certificate *

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

--------------

         (b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended August 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Q.E.P. CO., INC.


Dated: October 13, 2000             By: /s/ Lewis Gould
                                       -----------------------------------------
                                       Lewis Gould, Chairman, Chief Executive
                                       Officer and Director (Principal Executive
                                       Officer)


Dated: October 13, 2000             By: /s/ Marc P. Applebaum
                                       -----------------------------------------
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION                                 LOCATION
------                     -----------                                 --------

  27                       Financial Data Schedule                        *1

---------------
*1    Filed electronically pursuant to Item 401 of Regulation S-T.