Form 10-Q
period 2000-11-30
QEP CO INC
filed 2001-01-16
CIK 1017815

Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended:               November 30, 2000
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

                              Yes __X__    No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 15, 2001: 3,351,777 shares of common stock, par value $.001 per share.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets
                  November 30, 2000 (Unaudited) and February 29, 2000 *..........................................  3

      Consolidated Statements of Income (Unaudited)
                  For the Nine and Three Months Ended November 30, 2000 and 1999.................................  4

      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended November 30, 2000 and 1999...........................................  5

      Notes to Consolidated Financial Statements.................................................................  6

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.............  9

      Item 3 - Qualitative and Quantitative Disclosures about Market Risk........................................ 15

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings................................................................................. 16

      Item 6 - Exhibits and Reports on Form 8-K.................................................................. 16

      Signatures................................................................................................. 17


* The February 29, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

PART I.           FINANCIAL INFORMATION
ITEM I.           FINANCIAL STATEMENTS

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      November 30, 2000   February 29, 2000*
                                                                                      -----------------   ------------------
                                                                                         (UNAUDITED)
                                                          ASSETS

CURRENT ASSETS
     Cash and cash equivalents .................................................          $  1,216,772       $    829,063
     Accounts receivable, less allowance for doubtful accounts of $582,000
       and $741,000 at November 30, 2000 and February 29, 2000, respectively ...            15,232,809         16,176,540
     Notes receivable ..........................................................             1,342,264          1,681,210
     Inventories ...............................................................            20,454,046         17,588,885
     Prepaid expenses ..........................................................               601,047            972,992
     Deferred income taxes .....................................................               752,630            752,630
                                                                                          ------------       ------------
       Total current assets ....................................................            39,599,568         38,001,320

Property and equipment, net ....................................................             7,051,982          4,329,695

Deferred income taxes ..........................................................               706,972          1,271,445
Intangible assets, net .........................................................            15,223,122         13,251,699
Notes receivable ...............................................................                34,770             42,339
Other assets ...................................................................               734,876            818,215
                                                                                          ------------       ------------

Total assets ...................................................................          $ 63,351,290       $ 57,714,713
                                                                                          ============       ============
                                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Lines of credit ...........................................................          $ 14,930,921       $ 10,414,746
     Acquisition notes payable .................................................               932,500          1,872,500
     Current maturities of long-term debt ......................................             1,433,861          1,470,092
     Subordinated debt .........................................................             6,050,944                 --
     Accounts payable ..........................................................             9,043,925          6,452,570
     Accrued liabilities .......................................................             2,247,610          4,280,901
                                                                                          ------------       ------------

       Total current liabilities ...............................................            34,639,761         24,490,809

     Notes payable .............................................................             4,438,627          4,584,076
     Acquisition notes payable .................................................             2,012,500          1,112,500
     Subordinated debt .........................................................                    --          5,891,126
     Deferred income taxes .....................................................               453,286            453,286
Commitments and contingencies

SHAREHOLDERS' EQUITY
     Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at November 30, 2000 and February 29, 2000,
       respectively ............................................................               336,660            336,660
     Common stock, 20,000,000 shares authorized, $.001 par value; 3,383,750 and 3,356,175 shares issued and outstanding at November 30, 2000 and
       February 29, 2000, respectively .........................................                 3,384              3,356
     Additional paid-in capital ................................................             9,081,879          8,946,061
     Retained earnings .........................................................            13,327,096         12,337,614
     Cost of stock held in treasury ............................................              (299,265)           (57,900)
     Accumulated other comprehensive income ....................................              (642,638)          (382,875)
                                                                                          ------------       ------------
                                                                                          $ 21,807,116       $ 21,182,916
                                                                                          ------------       ------------
Total liabilities and shareholders' equity .....................................          $ 63,351,290       $ 57,714,713
                                                                                          ============       ============

The accompanying notes are an integral part of these statements

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE NINE MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                         Nine Months Ended                 Three Months Ended
                                                                            November 30                       November 30,
                                                                            -----------                       ------------
                                                                        2000             1999             2000             1999
                                                                        ----             ----             ----             ----
Net Sales ....................................................       86,047,494       84,489,837       26,306,248       28,230,599
Cost of goods sold ...........................................       59,263,810       58,945,812       18,700,293       19,562,607
                                                                   ------------     ------------     ------------     ------------
     Gross profit ............................................       26,783,684       25,544,025        7,605,955        8,667,992
                                                                   ------------     ------------     ------------     ------------

Costs and expenses
     Shipping ................................................        7,206,504        6,491,448        2,489,134        2,184,524
     General and administrative ..............................        7,562,038        7,054,323        2,517,373        2,342,910
     Selling and marketing ...................................        8,456,013        7,085,065        2,827,165        2,455,210
     Restructuring charge ....................................          637,462               --          637,462               --
     Other (income) expense, net .............................          (87,532)           5,798          (41,435)          (4,128)
                                                                   ------------     ------------     ------------     ------------

                                                                     23,774,485       20,636,634        8,429,699        6,978,516
                                                                   ------------     ------------     ------------     ------------
Operating income (loss) ......................................        3,009,199        4,907,391         (823,744)       1,689,476

Interest income ..............................................           60,989           77,878           17,576           21,734
Interest expense .............................................       (1,453,035)      (1,348,460)        (481,044)        (431,994)
                                                                   ------------     ------------     ------------     ------------

Income (loss) before provision for (benefit from) income taxes
     and extraordinary item ..................................        1,617,153        3,636,809       (1,287,212)       1,279,216
Provision for (benefit from) income taxes ....................          616,064        1,387,532         (490,427)         504,369
                                                                   ------------     ------------     ------------     ------------
                                                                      1,001,089        2,249,277         (796,685)         774,847
Extraordinary item, gain on early extinguishment of debt .....               --          181,559               --          181,559
                                                                   ------------     ------------     ------------     ------------

Net Income(loss) .............................................     $  1,001,089     $  2,430,836     $   (796,785)    $    956,406
                                                                   ============     ============     ============     ============

Basic and diluted net income (loss) per common share:
     Income (loss) before extraordinary item .................     $       0.29     $       0.67     $      (0.24)    $       0.23
     Extraordinary item ......................................     $         --     $       0.06     $         --     $       0.06
                                                                   ------------     ------------     ------------     ------------
     Net income (loss) per share .............................     $       0.29     $       0.73     $      (0.24)    $       0.29
                                                                   ============     ============     ============     ============




The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                November 30, 2000      November 30,1999
                                                                                -----------------      ----------------
Cash flows from operating activities:
     Net income ..........................................................          $ 1,001,089           $ 2,430,836
     Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of equipment ...........................................              (80,530)                   --
     Depreciation and amortization .......................................            1,532,277             1,120.674
     Provision for doubtful accounts .....................................               76,881               373,641
     Gain on early extinguishment of debt ................................                   --              (181,559)
     Deferred income taxes ...............................................              564,473               513,293
     Changes in assets and liabilities, net of acquisitions
       Accounts receivable ...............................................              946,731              (104,399)
       Inventories .......................................................           (2,551,738)               (7,488)
       Prepaid expenses ..................................................              371,945               (51,501)
       Other assets ......................................................             (617,194)             (144,794)
       Accounts payable and accrued liabilities ..........................              482,355              (706,789)
                                                                                    -----------           -----------

       Net cash provided by operating activities .........................            1,726,289             3,241,914
                                                                                    -----------           -----------

Cash flows from investing activities
       Capital expenditures ..............................................           (1,564,285)             (491,928)
       Purchase of license agreement .....................................             (200,000)             (833,050)
       Proceeds from sale of fixed assets ................................              150,000                    --
       Acquisitions, net of cash acquired ................................           (1,116,517)           (1,605,365)
                                                                                    -----------           -----------

       Net cash used in investing activities .............................           (2,730,802)           (2,930,343)
                                                                                    -----------           -----------

Cash flows from financing activities:
       Net borrowings under lines of credit ..............................            4,516,175             1,790,291
       Repayments of long-term debt ......................................           (1,023,235)             (926,172)
       Repayments of acquisition notes payable ...........................           (2,070,343)             (263,460)
       Purchase of subordinated debentures ...............................                   --            (1,093,817)
       Proceeds from exercise of stock options ...........................              136,008               199,008
       Purchase of treasury stock ........................................             (241,365)                   --
       Payments on notes receivable ......................................              346,515               581,893
       Dividends .........................................................              (11,770)              (11,771)
                                                                                    -----------           -----------

       Net cash provided by financing activities .........................            1,651,985               275,972
                                                                                    -----------           -----------

Cumulative currency translation adjustment ...............................             (259,763)             (156,301)

Net increase in cash .....................................................              387,709               431,242
Cash and cash equivalents at beginning of period .........................              829,063               290,066
                                                                                    -----------           -----------
Cash and cash equivalents at end of period ...............................          $ 1,216,772           $   721,308
                                                                                    ===========           ===========

Supplemental disclosure of cash flow information:
       Interest paid .....................................................          $ 1,613,796           $ 1,281,000
       Income taxes paid .................................................          $ 1,708,797           $ 1,357,000

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Presentation

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 29, 2000, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 29, 2000 balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine and three months ended November 30, 2000 are not necessarily indicative of the results for the full fiscal year ending February 28, 2001.

Note 2.  Inventories

         The major classes of inventories are as follows:

                                           November 30, 2000   February 29, 2000
                                           -----------------   -----------------

Raw materials and work-in-process.......      $    6,825,298      $    4,576,530
Finished goods..........................          13,628,748          13,012,355
                                              --------------      --------------
                                              $   20,454,046      $   17,588,885
                                              ==============      ==============

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

         For the nine months and three months ended November 30, 1999, the weighted average number of basic shares of common stock outstanding amounted to 3,342,229 and 3,356,118, respectively. For the nine months and the three months ended November 30, 2000, the weighted average number of basic shares of common stock outstanding amounted to 3,367,458 and 3,373,092, respectively. For the nine months ended November 30, 2000 and November 30, 1999, the weighted average number of diluted shares of common stock outstanding amounted to 3,395,885 and 3,362,028, respectively. For the three months ended November 30, 2000 and November 30, 1999, the weighted average number of diluted shares of common stock outstanding amounted to 3,393,021 and 3,369,330, respectively.

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

         The effect on earnings per share was a reduction of $0.08 and $0.17 per share for the nine months ended November 30, 2000 and 1999, respectively, and a reduction of $0.05 and $0.06 per share for the three months ended November 30, 2000 and 1999, respectively. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

Note 5.  Comprehensive Income

         The Company records comprehensive income in accordance with Financial Accounting Standards (SFAS) No. 130, "Reporting comprehensive Income." SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

         For the nine months ended November 30, 2000 and 1999, the Company's comprehensive income totaled $741,326 and $2,274,535, respectively. For the three months ended November 30, 2000 and 1999, the Company's comprehensive
(loss) income totaled ($1,020,392) and $890,334, respectively.

Note 6.  License Agreement

         Effective May 15, 2000, the Company entered into an agreement to license the distribution rights of its tackless carpet strip product to U.S. flooring products distributors. Under the terms of the agreement, the Company will receive $2,750,000 at a predetermined rate based on cartons of tack strip sold by the licensee. The company is guaranteed to receive a minimum of $400,000 per year. In addition, the Company will retain the right and will continue to sell tackless carpet strip to the Home Center and International markets. For the nine months ended November 30, 2000 and 1999, the Company sold approximately $2,924,000, and $10,566,000, respectively and for the three months ended November 30, 1999, the Company sold approximately $3,273,000, of tackless carpet strip to U.S. flooring products distributors.

Note 7.  Non-cash Investing and Financing Activities

         During the nine months ended November 30, 2000, the Company made several strategic acquisitions. In connection with the acquisitions, liabilities were assumed as follows:

             Fair value of assets acquired                 $ 1,630,941
             Cash paid                                       1,116,517
                                                           -----------
             Liabilities assumed                           $   514,424
                                                           ===========

             Issuance of notes to related sellers          $ 1,965,700
                                                           ===========

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

Note 9.  Reclassifications

         Certain amounts in the fiscal year 2000 presentation have been reclassified to conform to the fiscal year 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Q.E.P. Co., Inc. (the "Company") manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market. The Company markets over 4,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet and marble. The Company's products are sold to home improvement retailers, specialty distributors, original equipment manufacturers and chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional. Dollar figures set forth below are rounded to the nearest thousand.

         From June 1999 through November 2000, the Company made several acquisitions as part of its strategic plan to enhance its leadership in the worldwide flooring market. These acquired entities are referred to as the "newly acquired entities" elsewhere herein.

         This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends," "expects" or "anticipates" and other similarly anticipatory expressions are generally forward-looking and are made only as of the date of this report. Additionally, the Company is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessment of its future working capital and capital expenditure requirements and those relating to the Company's ability to satisfy its working capital needs and to finance its anticipated capital expenditures, which could prove to be different than expected, the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's ability to successfully manage and integrate the business and operations of the newly acquired entities, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the Company, the Company's ability to accurately predict the number and type of employees required to conduct its European operations and the compensation required to be paid to such personnel, delays that may be encountered in the completion of improvements being made to the Henderson, Nevada facility prior to the Company's occupation, delays or difficulties in obtaining any required occupational or similar permits required prior to occupation of the premises, and any increase in the level of current taxes or the imposition of additional taxes in connection with the Henderson, Nevada facility, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

Results of Operations

    Nine months ended November 30, 2000 compared to nine months ended November 30, 1999

         Net sales for the nine months ended November 30, 2000 (the "fiscal 2001 period") were approximately $86,047,000 compared to approximately $84,490,000 for the nine months ended November 30, 1999 (the "fiscal 2000 period"), an increase of $1,557,000 or 1.8%. Net sales for the fiscal 2001 period were negatively impacted by (i) the Company's decision to license the right to distribute its tackless carpet strip product to U.S. flooring distributors, thereby exiting that segment of the tackless carpet strip business, and (ii) additional incentives provided by the Company to one of its major customers, collectively aggregating approximately $11,626,000. These negative impacts were offset by a general increase in volume especially to home center retailers resulting principally from new store openings and new product introduction to existing stores. During the period, selling prices remained relatively stable. Additionally, the newly acquired entities accounted for approximately $5,449,000 of increased sales volume.

         Gross profit for the fiscal 2001 period was approximately $26,784,000 compared to $25,544,000 for the fiscal 2000 period, an increase of $1,240,000 or 4.9%. As a percentage of net sales, gross profit increased to 31.1% in the fiscal 2001 period from 30.2% in the fiscal 2000 period. This increase was primarily the result of a change in the Company's domestic product mix towards higher margin products and the discontinuance of the sale to domestic distributors of the low margin tack strip product. These increases were partially offset by the aforementioned additional customer incentives.

         Shipping expenses for the fiscal 2001 period were approximately $7,207,000 compared to $6,491,000 for the fiscal 2000 period, an increase of $716,000 or 11.0%. As a percentage of net sales, these expenses increased to 8.4% in the fiscal 2001 period from 7.7% in the fiscal 2000 period, primarily as a result of an increase in freight rates charged by common carriers and certain fixed costs being absorbed by a smaller sales volume after the licensing of the domestic distributor tack strip business. The actual increase is a result of the higher overall sales volume and freight cost incentives given to distributor customers resulting from the licensing of the tack strip business. Additionally, the newly acquired entities accounted for approximately $321,000 of the actual increase.

         General and administrative expenses for the fiscal 2001 period were approximately $7,562,000 compared with approximately $7,054,000 for the fiscal 2000 period, an increase of $508,000 or 7.2%. As a percentage of net sales, these expenses increased to 8.8% in the fiscal 2001 period from 8.3% in the fiscal 2000 period principally as a result of the newly acquired entities whose costs as a percentage of sales are greater than the Company's domestic divisions. The actual increase was the result of approximately $771,000 being attributable to the newly acquired entities offset by a reduction of expenses at the Company's existing divisions.

         Selling and marketing costs for the fiscal 2001 period were approximately $8,456,000 compared to $7,085,000 for the fiscal 2000 period, an increase of $1,371,000 or 19.4%. As a percentage of net sales, these expenses increased to 9.8% in the fiscal 2001 period from 8.4% in the fiscal 2000 period, principally as a result of the reduced volume after the licensing of the domestic distributor tack strip business and an increase in commission rates paid to the Company's sales force. The actual increase is the result of an increase in commissions and marketing allowances paid resulting from the increase in sales to home center customers and approximately $552,000 being attributable to the newly acquired entities.

         During the third quarter of fiscal 2001, the Company finalized its plan to close its California manufacturing facility and relocate to Nevada where it is anticipated that the Company will realize certain manufacturing efficiencies, reduced costs of operations and tax savings. Additionally, the Company initiated a downsizing of its Holland subsidiary to maintain profitability. In connection with these decisions, the Company recorded a restructuring charge of approximately $637,000 in the fiscal 2001 period.

         Interest income for the fiscal 2001 period was approximately $61,000 compared to $78,000 in the fiscal 2000 period. Interest expense for the fiscal 2001 period was approximately $1,453,000 compared to approximately $1,348,000 in the fiscal 2000 period. Interest expense increased primarily as a result of an increase in short-term borrowings to fund the inventory and accounts receivable increase caused by the higher sales volume and an increase in debt to fund the acquisition of certain newly acquired entities. This was partially offset by repayments of long-term debt.

         During the third quarter of the fiscal 2000 period, the Company repurchased approximately $1,229,000 of its 8% Subordinated Debentures issued in 1997 to mature in April 2001. The transaction resulted in an extraordinary gain from the early extinguishment of debt approximating $182,000.

         Provision for income taxes was approximately $616,000 in the fiscal 2001 period compared to approximately $1,388,000 in the fiscal 2000 period, a decrease of $772,000 or 55.6%. The effective tax rate was approximately 38.2% for the fiscal 2001 and fiscal 2000 periods. The estimated tax rate is based upon the most recent effective tax rates available.

         As a result of the above, net income for the fiscal 2001 period decreased to $1,001,000 from $2,431,000 in the fiscal 2000 period, a decrease of $1,430,000 or 58.8%. Further, net income as a percentage of net sales decreased to 1.2% in fiscal 2001 compared to 2.9% in fiscal 2000. If the additional incentive provided to one of the Company's major customers, the restructuring charge and certain other expenses relating to the relocation of the Company's California facility to Nevada in the fiscal 2001 period and the extraordinary income item in the fiscal 2000 period are excluded, net income would have remained flat at approximately $2,240,000 and net income as a percentage of sales would have been 2.6%.

            Three months ended November 30, 2000 compared to three months ended November 30, 1999.

         Net sales for the three months ended November 30, 2000 ("fiscal 2001 quarter") were approximately $26,306,000 compared to approximately $28,231,000 for the three months ended November 30, 2000 ("fiscal 2000 quarter"), a decrease of $1,925,000 or 6.8%. Net sales for the fiscal 2001 quarter were negatively impacted by (i) the Company's decision to license the right to distribute its tackless carpet strip product to U.S. flooring distributors, thereby exiting that segment of the tackless carpet strip business, and (ii) additional incentives provided by the Company to one of its major customers, collectively aggregating approximately $4,333,000. Offsetting these decreases was an increase in sales volume attributable to (i) Home Center customers as a result of new store openings and the expansion of certain product lines offered by the Company, and (ii) an increase in sales volume of approximately $1,586,000 attributable to the newly acquired entities. Selling prices remained relatively stable during the period.

         Gross profit for the fiscal 2001 quarter was approximately $7,606,000 compared to approximately $8,668,000 in the fiscal 2000 quarter, a decrease of $1,062,000 or 12.2%. As a percentage of net sales, gross profit decreased from 30.7% in the fiscal 2000 quarter to 28.9% in the fiscal 2001, primarily due to the aforementioned additional sales incentive. Exclusive of this charge, gross profit as a percentage of sales would have increased by approximately 0.8% in the fiscal 2001 quarter compared to the fiscal 2000 quarter which is reflective of the licensing of the low margin tack strip business and a change in domestic product mix towards higher margin products.

         Shipping expenses for the fiscal 2001 quarter were approximately $2,489,000 compared to approximately $2,185,000 for the fiscal 2000 quarter, an increase of $304,000 or 13.9%. As a percentage of net sales, these expenses increased to 9.5% in the fiscal 2001 quarter from 7.7% in the fiscal 2000 quarter primarily due to a change in the Company's freight policy for certain domestic distributor customers and certain fixed costs being spread over lower sales. The actual increase was the result of increased sales volume and freight costs including fuel surcharges. Additionally, the newly acquired entities accounted for approximately $126,000 of the increase.

         General and administrative expenses for the fiscal 2001 quarter were approximately $2,517,000 compared to approximately $2,343,000 for the fiscal 2000 quarter, an increase of $174,000 or 7.4%. As a percentage of net sales, general and administrative expenses increased to 9.6% in the fiscal 2001 quarter from 8.3% in the fiscal 2000 quarter, primarily as a result of the newly acquired entities whose costs as a percentage of sales are higher than the Company's domestic divisions. The actual increase was primarily the result of
(i) approximately $182,000 of duplicate expenses incurred due to the relocation of the California manufacturing facility and (ii) approximately $224,000 being attributable to the newly acquired entities. These increases were offset by a reduction in costs at the Company's domestic divisions.

         Selling and marketing costs for the fiscal 2001 quarter were approximately $2,827,000 compared to approximately $2,455,000 for the fiscal 2000 quarter, an increase of $372,000 or 15.1%. As a percentage of net sales, these expenses increased to 10.7% in the fiscal 2001 quarter from 8.7% in the fiscal 2000 quarter. The percentage increase is primarily a result of an increase in certain royalty agreements, a change in the domestic distributor commission structure and the result of increased costs being spread over a reduced sales volume. The actual increase is the result of the higher sales volume at home center customers and approximately $150,000 attributable to the newly acquired entities.

         During the third quarter of fiscal 2001, the Company finalized its plan to close its California manufacturing facility and relocate to Nevada where it is anticipated that the Company will realize certain manufacturing efficiencies, reduced costs of operations and tax savings. Additionally, the Company initiated a downsizing of its Holland subsidiary to maintain profitability. In connection with these decisions, the company recorded a restructuring charge of approximately $637,000 in the fiscal 2001 quarter.

         Interest income for the fiscal 2001 quarter was approximately $18,000 compared to $22,000 for the fiscal 2000 quarter. Interest expense for the fiscal 2001 quarter was approximately $481,000 compared to approximately $432,000 in the fiscal 2000 quarter. Interest expense increased as a result of an increase in short-term borrowings to fund the increase in accounts receivable and inventory resulting from the higher sales volume.

         During the third quarter of fiscal 2000, the Company repurchased approximately $1,229,000 of its 8% Subordinated Debentures issued in 1997 to mature in April 2001. The transaction resulted in an extraordinary gain from the early extinguishment of debt approximating $182,000.

         The income tax benefit was approximately $490,000 in the fiscal 2001 quarter compared to a provision for income taxes of approximately $504,000 for the fiscal 2000 quarter, a decrease of approximately $994,000 or 197.2%. The effective tax rate was approximately 38.1% for the fiscal 2001 quarter and 39.4% for the fiscal 2000 quarter. The estimated tax rate is based upon the most recent tax rates available.

         As a result of the above, net loss for the fiscal 2001 quarter was approximately $797,000 compared to a net income of approximately $956,000 for the fiscal 2000 quarter. Exclusive of the additional sales incentive, the restructuring charge and certain other non-recurring expenses related to the plant relocation in the fiscal 2001 quarter and the extraordinary item in the fiscal 2000 quarter, net income decreased to $442,000 in the fiscal 2001 quarter from $775,000 in the fiscal 2000 quarter. As a percentage of net sales, the net loss was 3.0% in the fiscal 2001 quarter compared to 3.4% net income in the fiscal 2000 quarter. Exclusive of non-recurring and extraordinary charges, net income as a percentage of sales was 1.6% in the fiscal 2001 quarter compared to 2.7% in the fiscal 2000 quarter.

Liquidity and Capital Resources

         Working capital as of November 30, 2000 decreased from approximately $13,510,000 at February 29, 2000 to $4,960,000, a decrease of $8,550,000, primarily as a result of the utilization of working capital to finance newly acquired entities and fixed assets. Additionally, working capital was used to purchase treasury stock and was adversely effected by the classification of approximately $6,051,000 of subordinated debt which had previously been classified as long term debt. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

         Net cash provided by operating activities during the fiscal 2001 period was approximately $1,726,000 compared to approximately $3,242,000 for the comparable fiscal 2000 period. The decrease in cash provided by operating activities was primarily the result of a decrease in income from operations adjusted for non-cash charges for depreciation and amortization, offset by an increase in inventories. Net cash used in investing activities was approximately $2,731,000 compared to approximately $2,930,000 for the comparable fiscal 2000 period. The use results principally from the acquisition of certain newly acquired entities and capital expenditures.

         For the fiscal 2001 period, cash provided by financing activities was approximately $1,652,000 compared to approximately $276,000 for the comparable fiscal 2000 period. Cash provided was principally the result of an increase in short term borrowings to fund working capital needs and certain of the newly acquired entities, offset by repayments of long term and acquisition debt.

         The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement provides for borrowings of up to $10,000,000 for domestic purposes and borrowings of up to $5,000,000 for the Company's foreign subsidiaries. In October 2000, the financial institution granted the Company an additional $1,000,000 of permitted borrowings for a period of sixty days. The facility permits borrowings against a fixed percentage of eligible accounts receivable and inventory. Interest is payable at LIBOR (7.87% at November 30, 2000) plus 1.25% or an alternative currency rate plus 1.25%. The revolving credit agreement terminates in July 2003 with respect to the domestic borrowings and in June 2001 with respect to the foreign borrowings. The credit facility is collateralized by accounts receivable, inventory and equipment. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibit the payment of dividends, except with the lender's consent. At November 30, 2000, the Company had approximately $808,000 available for future borrowings, net of $355,000 in outstanding letters of credit. Effective November 30, 2000, the agreement was amended to provide $1.5 million of additional availability under the term loan facility. Under the terms of the amendment, the rate will increase to Libor plus 1.5% to Libor plus 2.0%, depending on the amount of borrowings to the Company's earnings before interest, taxes, depreciation and amortization.

         The Company's Chilean subsidiary has two revolving credit facility agreements with a financial institution which permit borrowings of up to an aggregate of $115,000 with interest at 18% per year. One of the facilities, which permits total borrowings of up to $95,000, is secured by a standby letter of credit given by the Company. The facilities expire on March 31, 2001. At November 30, 2000, the Chilean subsidiary had approximately $15,000 available for future borrowings under the credit facilities.

         In connection with the acquisition of Roberts Consolidated Industries, Inc., the Company issued $7,500,000 of subordinated debentures. These debentures mature on April 1, 2001 and bear interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount will be amortized over the life of the debentures. During the third quarter of fiscal 2000, the Company repurchased approximately $1,229,000 of its debentures at a discount resulting in an extraordinary gain from early extinguishment of debt of approximately $181,000 in fiscal 2000. At November 30, 2000 and February 29, 2000, the remaining amortized balance of this obligation was $6,051,000 and $5,891,000, respectively. In connection with the newly acquired entities, the Company issued five promissory notes to the respective sellers. Two of the notes, aggregating approximately $1,260,000, have been paid as of November 30, 2000 and were non-interest bearing. The third note, having an original principal balance of $900,000, is payable in equal annual installments in October over a three year period with interest at the Company's prevailing borrowing rate. The fourth note, in the principal amount of $825,000, is payable in two installments of $312,500 in December 2000 and 2001 and a final installment of $200,000 in December 2003 with interest fixed at $12,500, $12,500 and $25,000, respectively. The fifth note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005.

         In October, 2000, the Company entered into an agreement to purchase its Bramalea, Ontario facility for approximately $988,000. In connection with this purchase, the Company paid approximately $318,000 in cash and obtained a note from a Canadian lending institution of approximately $670,000 payable over 10 years at an interest rate, to be set annually (7.8% at the date of issuance).

         On October 30, 1998, the Company entered into two interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the nine and three months ended November 30, 2000, the Company reduced interest expense by approximately $51,000 and $21,000, respectively as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of nonperformance by any counter-party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender. The first interest rate swap agreement in the amount of $1,500,000 expired on December 23, 1999. The second interest rate swap agreement in the amount of $4,000,000 expired on December 23, 2000. On that date, the Company entered into a new interest rate swap agreement with its primary lender in the amount of $10,000,000, to expire in December 2001. This converts a portion of the Company's floating LIBOR rate obligation to an obligation having a fixed LIBOR rate of 6%. All other terms of the interest rate swap agreement remain the same as the expired agreements.

         The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the growth in inventory and accounts receivable balances, and will be adequate to finance anticipated capital expenditures and debt obligations for the next twelve months other than additional acquisitions and repayment of the debentures maturing on April 1, 2001. The Company is in the process of seeking financing to fund repayment of the debentures. There can be no assurance, however, that the assumptions upon which the Company basis its future working capital and capital expenditure requirements and the assumptions upon which it basis that funds will be available to satisfy such requirements will prove to be correct. If these assumptions are not correct, the Company's assessment of its liquidity position could prove to be incorrect.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         On October 30, 1998, the Company entered into two interest rate swap agreements with its primary lender. The interest rate swap agreements hedge the Company's exposure on certain floating rate obligations in the aggregate principal amount of $5.5 million. The purpose of the interest rate swaps is to convert the Company's floating rate interest obligations to obligations having an average fixed rate of 4.75% per annum for an average period of 1.75 years. The fixing of interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differentials paid or received by the Company on the interest rate swap agreements are recognized as adjustments to interest expense in the period incurred. For the nine and three months ended November 30, 2000, the Company reduced interest expense by approximately $51,000 and $21,000, respectively as a result of the interest rate swap agreements. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreements. The Company does not anticipate nonperformance by such lender, and no material loss would be expected from the non-performance of the lender. The first interest rate swap agreement in the amount of $1,500,000 expired on December 23, 1999. The second interest rate swap agreement in the amount of $4,000,000 expired on December 23, 2000. On that date, the Company entered into a new interest rate swap agreement with its primary lender in the amount of $10,000,000, to expire in December 2001. This converts a portion of the Company's floating LIBOR rate obligation to an obligation having a fixed LIBOR rate of 6%. All other terms of the interest rate swap agreement remain the same as the expired agreements.

         The Company averaged approximately $14,377,000 and $15,563,000 of debt not covered by the interest rate swap agreements during the nine and three months ended November 30, 2000. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $105,000 and $113,000, respectively.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in litigation from time to time in the course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

         On December 8, 2000 a complaint was failed in the Superior Court of the State of California against Q.E.P.-O'Tool, one of the Company's subsidiaries by Mateel Environmental Justice Foundation. The complaint alleges that the defendant failed to give proper warnings to the residents of California that handling of certain of the defendant's products would cause those residents to be exposed to lead compounds, chemicals known to the State of California to cause cancer, birth defects and other reproductive harm. The plaintiff seeks damages based on a certain amount per day of exposure to these tools. The Company is currently reviewing the facts and circumstances surrounding this case but does not believe its outcome will have a material effect on the Company's financial condition.

         Roberts Consolidated has been named as a defendant in an amended complaint filed in CARGILL, INC. ET AL. V. ABCO CONSTRUCTION ET AL., a lawsuit initially filed in the United States District Court for the Southern District of Ohio Western Division on January 29, 1998. The lawsuit, brought under CERCLA and related state environmental laws, alleges that Roberts Consolidated and the other defendants disposed of hazardous substances at a site located in Dayton, Ohio. The plaintiffs are seeking monetary damages against the defendants, primarily in a amount equal to their respective equitable share of the cost of the environmental clean up of the site. The Company previously reported that based on preliminary investigations, it believed that the entity identified as Roberts Consolidated, named a defendant in this lawsuit, was neither the same entity nor a predecessor to the entity acquired by the Company. The successor in interest to the Roberts Consolidated which owned "the facility" in question, responded to the initial complaint. To the Company's knowledge, this entity has not responded to the amended complaint. Based upon its investigation to date, the Company continues to believe that the entity identified as Roberts Consolidated, named defendant in the amended complaint, was neither the same entity nor a predecessor to the entity acquired by the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  List of Exhibits

Exhibit
Number                       Description

  3.1        Certificate of Incorporation of the Company *

  3.2        By-Laws of the Company **

  4.1        Specimen Common Stock Certificate *

  4.1.1 Form of Warrant issued by the Company to the representative of the underwriters of the Company's initial public offering *

  27         Financial Data Schedule (SEC use only)

* Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-07477).

** Incorporated by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 28, 1997.



    (b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended November 30, 2000.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Q.E.P. CO., INC.



Dated: January 15, 2001           By:  /s/ Lewis Gould
                                       -----------------------------------------
                                       Lewis Gould, Chairman, Chief Executive
                                       Officer and Director (Principal Executive
                                       Officer)



Dated: January 15, 2001           By:  /s/ Marc P. Applebaum
                                       -----------------------------------------
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION                    LOCATION
------                  -----------                    --------

27                      Financial Data Schedule