Form 10-K
period 2001-02-28
QEP CO INC
filed 2001-05-29
CIK 1017815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended February 28, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common stock held by non-affiliates as of May 4, 2001 is $5,795,423, computed by reference to the closing price for such shares on the NASDAQ National Market System as of such date. The registrant does not have any authorized or issued non-voting common equity securities.

The number of shares outstanding of each of the registrant's classes of common stock as of May 4, 2001 is: 3,381,618 shares of Common Stock, par value $0.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Stockholders to be held on July 13, 2001 are incorporated by reference in Part III of this Form 10-K.

                                     PART I
Item 1.  Business

General

Founded in 1979, Q.E.P. Co., Inc. (the "Company" or "Q.E.P.") manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market in the United States and countries throughout the world. Under brand names including Q.E.P.(TM), O'TOOL(TM) and ROBERTS(TM), the Company markets over 4,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet and marble. Q.E.P.'s products include trowels, floats, tile cutters, wet saws, spacers, nippers, pliers, carpet trimmers and cutters, carpet adhesives, seaming tape, tack strip, knives, dryset powders, grouts and abrasives. These products are sold to home improvement retailers, including national and regional chains such as Home Depot and Lowe's, specialty distributors to the hardware, construction, flooring and home improvement trades and chain or independent hardware, tile, and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional.

The Company continues to experience growth in net sales, as adjusted in the current year for the Company's licensing of its domestic tack strip business described elsewhere herein, which management attributes to (i) strategic acquisitions, (ii) growth experienced by the Company's customers within the home improvement market, particularly among national and regional home center retailers such as Home Depot and Lowe's, (iii) the introduction of new products and the Company's success in cross-marketing its products among its channels of distribution, (iv) the Company's expansion of its customer base and market share through sales to additional home improvement retailers, distributors and Original Equipment Manufacturers ("OEMs") and (v) growth of the home improvement market as a whole.

The Company made several strategic acquisitions during the year ended February 29, 2000, as part of its plan to enhance its leadership in the worldwide flooring market. On June 17, 2000, the Company acquired Neon Australia Pty, Ltd., a leading Australian manufacturer of flooring tapes and metals for the carpet industry. On July 20, 1999, the Company acquired Novafonte, Limitada, a distributor, manufacturer and installer of ceramic tile and ceramic tile accessories located in Santiago, Chile. On July 22, 1999, the Company acquired an additional Australian flooring company, Accessories Marketing Pty, Ltd., the largest distributor of tools and installation products for all types of flooring in the Australian marketplace. On September 21, 1999, the Company acquired Boiardi Products Corp. of Little Falls, NJ. Boiardi is a manufacturer of a full line of thin-set mortars, grouts, self-leveling concrete toppings and crack-suppressing waterproof membranes used in the flooring industry. On September 30, 1999, the Company acquired Trade Mates Pty, Ltd. of Australia, a distributor of ceramic tile tools in the Australian marketplace. On December 6, 1999, the Company acquired Zocalis, SRL, an Argentinean company located in Buenos Aires. Zocalis is a manufacturer of ceramic borders and trim. Collectively, these acquisitions are referred to as the "Fiscal 2000 acquisitions" elsewhere herein.

The Company's acquisitions in fiscal 2001 were predominantly associated with expanding the Company's position as a manufacturer of dryset powder and grouts used in ceramic tile installations. To that end, the Company acquired Stone Mountain Manufacturing of Georgia and Stone Mountain Manufacturing of Florida from the same seller. The Company also acquired the Australian-based Southern Tile Agency PTY, a manufacturer of quality accessories used for the installation of ceramic tile and a New Zealand distributor.

Collectively, Southern Tile Agencies Ltd. Pty., Stone Mountain Manufacturing of Georgia and Florida and the Fiscal 2000 acquisitions are referred to elsewhere herein as the "newly acquired entities."

Market Overview

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to the latest industry information published by the National Home Center News ("NHCN"), the United States retail home improvement market generated retail sales of over $200 billion in 1999 with home centers accounting for approximately $128 billion. NHCN projects that flooring products accounted for approximately 7% of sales in 1999. Estimates are that by 2004, the floor covering industry will have grown into a $62 billion business, up from $40 billion in 1998. Additionally, it is projected that by 2006 Americans will spend 58% more per capita on floor coverings than they do at the present time. The Company believes that growth in the home improvement market is being driven by several factors, including (i) aging of the United States housing stock which requires greater repair and maintenance expenditures, (ii) increased housing turnover of both new and existing homes,
(iii) favorable demographic trends as "baby boomers," are now reaching the 37 to 56 year old age category, and such age category historically accounting for the largest home improvement expenditures of any age group, and (iv) changes in consumer preferences, which have caused an increase in the median size of new homes and which have contributed to demand for remodeling and expansion of older homes.

Within the home improvement market, distribution channels have continued to consolidate as a result of the success of the warehouse home center format used by large home improvement retailers. The increasing dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions and large-format stores. Estimates published by the NHCN indicate that the 10 largest retailers accounted for approximately $70.3 billion of all home improvement sales in 1999. Based on data available to the Company, the primary beneficiaries of this consolidation among home improvement retailers have been the top two or three companies (ranked by annual sales volume). Thus, while the home improvement market's retail sales have expanded, the market is being increasingly dominated by the largest retailers.

The Company's two largest customers, Home Depot and Lowe's, experienced compound annual sales growth rates of 19.0% and 19.5%, respectively, from 1999 to 2000, according to their published financial reports and both have announced plans to continue increasing the number of stores each operates. As consolidation continues among home improvement retailers, the Company expects that sales of the largest national and regional home improvement retailers will continue to increase at greater rates than the rate of sales growth in the overall market. The Company expects that the growth trends in the specialty flooring segment of the home improvement market and among its customer base will directly affect the Company's ability to generate growth in its sales and net income, its expansion strategy and the nature of its sales and marketing initiatives.

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

Expand Foreign Market Presence. Management believes that the international markets provide a significant opportunity to increase sales of its products. Through the acquisition of Roberts Holland, Novafonte Limitada, Neon Australia, Accessories Marketing, Trade Mates and Zocalis, the Company acquired additional manufacturing, warehousing and distribution facilities in Europe, Australia, New Zealand, Chile and Argentina. During fiscal 2000, the Company began selling to home centers and major ceramic retailers in Europe, Australia and South America. In addition, the Company has implemented foreign sales and marketing programs designed to increase the Company's presence in South America and the Pacific Rim.

Enhance Manufacturing Capabilities. The Company currently has approximately 372,000 square feet of manufacturing capability located throughout the United States, Canada, Holland, Australia and South America. The Company estimates that in fiscal 2001, it manufactured approximately 50% of its QEP and ROBERTS product lines.

Products

The Company manufactures, markets and distributes a broad line of over 4,000 specialty tools and flooring related products. The Company's products are offered under brand names including Q.E.P.(TM), O'TOOL(TM) and ROBERTS(TM) and are used primarily for surface preparation and installation of ceramic tile, carpet and marble.

The Company manufactures and distributes adhesives, grouts, mortars, dry set powders, carpet seaming tape and an assortment of carpet installation tools as well as floats, tile cutters, trowels, electric saws, nippers and other products to the ceramic tile industry. These products are sold to both distributors and do it yourself customers. Although the Company manufactures and distributes over 4,000 products, a majority of the Company's sales are to customers who purchase between 20 and 150 individual stock-keeping units. As the Company seeks to broaden its product lines, the competition for limited shelf space available at home improvement retailers for specialty tools and related products may limit sales of existing or newly introduced products.

The Company maintains a research and development program through which it seeks to identify new product opportunities within its primary markets. Methods by which the Company seeks to identify product opportunities include soliciting product feedback from customers through its outside sales force and manufacturers' representatives, review of product brochures and catalogs issued by foreign and domestic manufacturers of specialty tools, review of product concepts with buyers employed by its customers, and attendance at industry trade shows and conventions at which new product concepts are introduced and discussed. The Company also considers participation in joint ventures and evaluation of product samples to be an important part of its effort to identify new product opportunities. The Company maintains a product quality control program primarily to verify the quality of its existing products and to develop ideas for additional products or enhancements to existing products.

Relationship With Major Customers

In 1983, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the world based on annual sales volume. In 1993, the Company added Lowe's as a customer, which is now the second largest home improvement retailer in the world. Home Depot and Lowe's are the Company's two largest customers accounting for 40.9% and 9.4% of the Company's fiscal 2001 net sales, respectively.

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

The Company believes that the consolidation among home improvement retailers will continue and that the national and large regional home improvement retailers will continue to increase their market share in the near future. Home Depot and Lowe's have announced plans to increase significantly the number of stores each operates over the next several years. As a result, the Company expects the percentage of its sales to these customers to continue to be significant. The Company has also expanded its customer base in other areas through its newly acquired entities.

Manufacturing and Suppliers

The Company estimates that in fiscal 2001 it manufactured approximately 50% of its QEP & ROBERTS product lines. The Company manufactures adhesives, carpet seaming tape and carpet installation tools at its main manufacturing facility in Mexico, Missouri. Flooring adhesives are produced at the facility in Bramalea, Ontario, Canada and Sliedrecht, Holland. The majority of the Company's manufactured ceramic tile tools are produced in Mexico, Missouri. Plastic tile spacers are manufactured at the facility in Boca Raton, Florida. Grouts and related products are manufactured at the Company's New Jersey, Georgia, Ft. Pierce, Florida and Chilean facilities. In Australia, the Company manufactures accessories used for the installation of ceramic tile. Such tile accessories are also manufactured in Chile. Ceramic trim is manufactured in Argentina.

The Company purchased finished products and components from approximately 250 different suppliers in fiscal 2001. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers and generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company's operations.

Distribution, Sales and Marketing

The Company's specialty tools and related products are currently sold through four distinct distribution channels: (i) the Company's sales staff; (ii) independent manufacturing representatives; (iii) an in-house telemarketing sales force; and (iv) outside salaried and commissioned sales representatives. Management estimates that sales through its primary distribution channels in fiscal 2001 were as follows: 50.6% to national and regional home improvement retailers; 47.1% to specialty distributors and 2.3% to OEMs and other specialty retailers.

The Company maintains an in-house creative art department through which it produces and develops color product catalogs, signage, point of purchase materials and distinctive packaging to enhance sales per square foot at the retail level and to reinforce the Company's brand images. The Company has developed a direct mail marketing program under which approximately 3,500 product advertising flyers are mailed to customers, usually on a bimonthly basis.

The Company's marketing and sales representatives, or its manufacturers' representatives, conduct regular visits to many customers' individual retail stores. In addition, the Company or its sales representatives provides product knowledge classes for retail store personnel. The Company also evaluates the product mix at its customers' locations from time to time with a view toward changing the product mix, if necessary, to increase sales per square foot. When the Company secures a new customer, the Company generally resets all displays and assists store personnel in becoming familiar with the Company's product line.

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

The Company is aware of a number of competitors, many of which are foreign and may have greater financial, marketing and other resources than the Company. The Company's foreign sales, including Canada, accounted for approximately 22.8% of total sales during fiscal year 2001. Fiscal 2001 sales generated by the Company's Canadian subsidiary were

7.9%, its Holland subsidiary 7.8%, its Australian subsidiaries 3.6%, its South American subsidiaries 1.8% and 1.7% to foreign customers from its domestic subsidiaries. The Company is continuing to penetrate more foreign markets and, as a result, the Company may experience competition from foreign companies, which could adversely affect the Company's gross margins on its foreign sales.

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

The Company has completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials. As a result, in fiscal 1999, the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment (MOE). The Company recorded a reserve for potential environmental liability on the closing date of the Roberts acquisition of approximately $325,000 and this amount was increased during fiscal 1999 by $275,000 to $600,000 based on an estimate for the cost of remediation. To date, the Company has spent approximately $444,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of $20,000 per year for five to ten years.

Roberts Consolidated Industries, Inc. has been named as a defendant in an amended complaint filed in CARGILL, INC. ET AL. V. ABCO CONSTRUCTION ET AL., a lawsuit initially filed in the United States District Court for the Southern District of Ohio Western Division on January 29, 1998. The lawsuit, brought under CERCLA and related state environmental laws, alleges that an entity known as "Roberts Consolidated" and the other defendants disposed of hazardous substances at a site located in Dayton, Ohio. The plaintiffs are seeking monetary damages against the defendants, primarily in an amount equal to their respective equitable share of the cost of the environmental clean up of the site. The Company previously reported that based on preliminary investigations, it believed that the entity identified as Roberts Consolidated, named a defendant in this lawsuit, was neither the same entity nor a predecessor to the entity acquired by the Company. The successor in interest to the Roberts Consolidated which owned "the facility" in question responded to the initial complaint. To the Company's knowledge, this entity has not responded to the amended complaint. Based upon its investigations to date, the Company continues to believe that the entity identified as Roberts Consolidated Industries, Inc., named defendant in the amended complaint, was neither the same entity nor a predecessor to the entity acquired by the Company.

Intellectual Property

The Company markets its specialty tools and related products under various trademarks owned by the Company or its subsidiaries, including Q.E.P.(TM), O'TOOL(TM) and ROBERTS(TM). The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill for products sold under its trademarks, has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. Roberts Consolidated has secured domestic and foreign patents relating to certain of its carpet seaming products. Although the patents are important to the operation of Roberts Consolidated, the Company does not believe that the loss of any one or more of these patents would have a material adverse effect on the Company. These patents are scheduled to expire in the years 2008 and 2013. Roberts Consolidated also licenses its name to various foreign distributors.

Employees

As of May 4, 2001, the Company had 409 employees, including 71 administrative employees, 78 sales and marketing employees, 151 manufacturing employees and 109 employees responsible for shipping activities. Ten of these employees work part-time and 126 are employed by the Company's international subsidiaries, including 7 part-time employees. The Company has not experienced any work stoppages and none of the Company's employees are represented by a union. The Company considers its relations with the employees to be good.

Item 2.  Properties

The Company currently owns the facility in Bramalea, Ontario and leases all other facilities located in the United States, Canada, Europe, South America, New Zealand and Australia. All facilities aggregate approximately 647,000 square feet. The following table sets forth certain information concerning the facilities of the Company.

                                                                            SQUARE      ANNUALIZED        LEASE        RENEWAL
      LOCATION                                USE                            FEET          COST         EXPIRATION      OPTION
      --------                                ---                            ----          ----         ----------      ------
Boca Raton, Florida          Executive offices, warehouse, manufacturing     77,000      $355,909         01/31/04         --
Sliedrecht. Holland          Administrative; sales; manufacturing            52,544       102,787         11/01/02         --
Sliedrecht, Holland          Warehouse                                       63,259        37,532         01/01/02         --
Morfelden, Germany           Administrative; sales                              300         7,575         10/01/00         --
Plaisir, France              Administrative; warehouse                        1,700        23,847          Yearly          --
Henderson, NV                Administrative; warehouse                      111,000       347,012         01/31/08          Y
Mexico, Missouri             Administrative; warehouse; manufacturing       155,000       311,945         03/31/03          Y
Bramalea, Ontario            Administrative; warehouse; manufacturing        51,000           000          owned           --
Mississaqua, Ontario         Warehouse                                       15,000        68,960         12/31/02         --
Mississaqua, Ontario         Warehouse                                       20,000        85,059         12/31/02         --
Buenos Aires, Argentina      Administrative; warehouse; manufacturing         4,293        37,200         03/29/02         --
Auckland, New Zealand        Administrative; warehouse                        2,931        13,848         08/31/02          Y
Dandenong, Australia         Manufacturing                                   26,200        75,815         06/01/05          Y
Welherill Park, Australia    Administrative; warehouse                        2,500        12,720         09/01/03          Y
Santiago, Chile              Administrative; warehouse; manufacturing         3,840        40,800         07/01/01          Y
Little Falls, NJ             Administrative; warehouse; manufacturing        17,000        54,000         12/31/02          N
Calhoun, GA                  Administrative; warehouse; manufacturing        25,000        50,000         03/07/02         --
Ft. Pierce, FL               Administrative; warehouse; manufacturing        18,000        72,000         06/30/02         --

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

Roberts Consolidated Industries, Inc. has been named as a defendant in an amended complaint filed in CARGILL, INC. ET AL. V. ABCO CONSTRUCTION ET AL., a lawsuit initially filed in the United States District Court for the Southern District of Ohio Western Division on January 29, 1998. The lawsuit, brought under CERCLA and related state environmental laws, alleges that an entity known as "Roberts Consolidated" and the other defendants disposed of hazardous substances at a site located in Dayton, Ohio. The plaintiffs are seeking monetary damages against the defendants, primarily in an amount equal to their respective equitable share of the cost of the environmental clean up of the site. The Company previously reported that based on preliminary investigations, it believed that the entity identified as Roberts Consolidated Industries, Inc., named a defendant in this lawsuit, was neither the same entity nor a predecessor to the entity acquired by the Company. The successor in interest to the Roberts Consolidated which owned "the facility" in question responded to the initial complaint. To the Company's knowledge, this entity has not responded to the amended complaint. Based upon its investigations to date, the Company continues to believe that the entity identified as Roberts Consolidated Industries, Inc., named defendant in the amended complaint, was neither the same entity nor a predecessor to the entity acquired by the Company.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Market Price and Dividend Information

The Company's Common Stock is traded on the Nasdaq National Market System. The following table sets forth the high and low sales price per share for the Common Stock for each quarter during fiscal year 2001 and 2000, as reported on the Nasdaq National Market System. The fiscal 2000 amounts have been restated to give retroactive effect to the five for four stock split declared by the Company in June 2000.

                             Fiscal Year Ended February 28 or 29,
                             ------------------------------------
                            2001                               2000
                            ----                               ----
                     High              Low             High             Low
First Quarter       $ 7.300          $ 5.850          $ 6.800        $ 5.800
Second Quarter      $ 7.938          $ 5.813          $ 6.750        $ 5.800
Third Quarter       $ 6.750          $ 4.250          $ 6.600        $ 5.500
Fourth Quarter      $ 5.500          $ 3.000          $ 6.950        $ 5.500

On May 4, 2001, the closing price of the Common Stock on the Nasdaq National Market System was $3.35 per share. As of that date, there were 26 holders of record of the Common Stock and approximately 580 beneficial owners of the Common Stock.

The Company has not paid cash dividends and does not intend for the foreseeable future to declare or pay any cash dividends on its Common Stock and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to declare or pay dividends will be at the discretion of the Company's board of directors and will depend upon the Company's future earnings, results of operations, financial condition, capital requirements, considerations imposed by applicable law and other factors deemed relevant by the board of directors. The Company's credit facility also prohibits the payment of dividends without the consent of the lender.

Item 6.  Selected Financial Data

The selected consolidated financial data set forth below as of and for the years ended February 28 or 29, 1997, 1998, 1999, 2000 and 2001 have been derived from the audited consolidated financial statements of the Company. The audited financial statements for the years ended February 28, 1997 and 1998 are not included in this filing. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this report) and the audited consolidated financial statements and related notes thereto included elsewhere herein. Earnings per share amounts in fiscal 1997 through fiscal 2000 have been adjusted to reflect the five for four stock split discussed elsewhere herein.

                                                                       FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                                       ------------------------------------
                                                              2001          2000         1999         1998          1997
                                                           ----------   ----------   ----------   ----------     ----------
OPERATING DATA:                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Sales                                                    $112,884     $113,571      $98,000      $53,691        $33,140
Cost of goods sold                                             76,940       79,037       68,549       35,954         20,119
                                                           ----------   ----------   ----------   ----------     ----------
Gross profit                                                   35,944       34,534       29,451       17,737         13,021
Shipping                                                        9,682        8,987        7,592        4,020          2,440
General and administrative                                      9,554        9,373        8,074        5,206          4,048
Selling and marketing                                          11,616        9,494        8,253        4,843          3,569
Restructuring charge                                              637           --           --           --             --
Foreign exchange losses                                             4            7           17            3             11
                                                           ----------   ----------   ----------   ----------     ----------
Operating income                                                4,451        6,673        5,515        3,665          2,953
Interest expense, net                                           2,131        1,700        1,625          373              7
                                                           ----------   ----------   ----------   ----------     ----------
Income before provision for income taxes and
   extraordinary item                                           2,320        4,973        3,890        3,292          2,946
Provision for income taxes                                        887        1,951        1,466        1,282          1,143
                                                           ----------   ----------   ----------   ----------     ----------
Net income before extraordinary item                            1,433        3,022        2,424        2,010          1,803
Extraordinary item, gain on early extinguishment of debt          ---          181          ---                         ---
                                                           ----------   ----------   ----------   ----------     ----------
Net income                                                 $    1,433   $    3,203   $    2,424   $    2,010     $    1,803
                                                           ==========   ==========   ==========   ==========     ==========
Basic and diluted net income per common  share  before
   extraordinary item                                            $.42         $.90         $.72         $.60           $.71
Extraordinary item                                                 --          .05          ---          ---            ---
                                                           ----------   ----------   ----------   ----------     ----------
Basic and diluted earnings per share                           $  .42       $  .95       $  .72       $  .60         $  .71
                                                           ==========   ==========   ==========   ==========     ==========
Weighted average number of shares of common stock
   outstanding                                                  3,369        3,365        3,363        3,346          2,515
                                                           ==========   ==========   ==========   ==========     ==========

                                                                       FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                                       ------------------------------------
                                                               2001          2000         1999         1998          1997
                                                            ----------   ----------   ----------   ----------     ----------
BALANCE SHEET DATA:                                                               (IN THOUSANDS)
Working capital                                                $9,788     $ 13,511     $ 15,021     $ 14,212       $ 12,695
Total assets                                                   64,036       57,715       48,251       43,026         16,434
Long term obligations                                          11,241       11,588       12,543       13,399            ---
Total liabilities                                              41,923       36,532       30,353       27,393          2,981
Shareholders' equity                                           22,113       21,183       17,898       15,633         13,453

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

Results of Operations

Fiscal 2001 as compared to Fiscal 2000

Net sales for the twelve months ended February 28, 2001 ("fiscal 2001", or the "fiscal 2001 period") were $112,884,000 compared to $113,571,000 for the twelve months ended February 29, 2000 ("fiscal 2000", or the "fiscal 2000 period"), a decrease of $687,000 or .6%. Selling prices remained relatively stable. Sales to Home Center customers increased primarily as a result of new store openings and expansion of the Company's business to one of its major Home Center customers. In May 2000, the Company discontinued the sale of its tackless carpet strip product to domestic distributors and licensed the rights of sale to a third party. As a result, sales to the specialty distributors customers base of the Company declined. Also impacting sales were additional incentives provided to one of the Company's major customers. The impact from the licensing of the tackstrip business and additional sales incentive was approximately $12,158,000.

Gross profit for fiscal 2001 was $35,944,000 compared to $34,534,000 for fiscal 2000, an increase of $1,410,000 or 4.1%. As a percentage of net sales, gross profit increased to 31.8% in fiscal 2001 from 30.4% in fiscal 2000, primarily due to a change in product mix towards higher margin products and the discontinuance of the sale to domestic distributors of the low margin tackstrip product. These increases were slightly offset by the aforementioned additional customer incentives.

Shipping expenses for the fiscal 2001 period were $9,682,000 compared to $8,987,000 for the fiscal 2000 period, an increase of $695,000 or 7.7%. As a percentage of net sales, these expenses increased to 8.6% in the fiscal 2001 period from 7.9% in the fiscal 2000 period, primarily as a result of an increase in freight rates charged by common carriers. In addition, other freight costs remained relatively constant causing costs as a percentage of sales to increase. The actual increase was substantially attributable to the increased sales volume, increased freight costs and an absorption of a higher percentage of freight costs by the Company to its domestic distributors.

General and administrative expenses for the fiscal 2001 period were $9,650,000 compared to $9,393,000 for the fiscal 2000 period, an increase of $257,000 or 2.7%. As a percentage of net sales, these expenses increased slightly to 8.5% in the fiscal 2001 period from 8.3% in the fiscal 2000 period. This increase was primarily due to the absorption of fixed costs over a reduced sales volume. The actual increase was primarily the result of costs associated with the relocation of the Company's California facility to Nevada, approximately $600,000, offset by a reduction of expenses at the Company's domestic divisions.

Selling and marketing costs for the fiscal 2001 period increased to $11,616,000 from $9,494,000 in the fiscal 2000 period, an increase of $2,122,000 or 22.4%. As a percentage of net sales, these expenses increased to 10.3% in the fiscal 2001 period from 8.4% in the fiscal 2000 period principally as a result of the reduced sales volume, an increase in commission rates paid to the Company's sales force and an increase in marketing allowance rates to one of the Company's major customers. The increase in the actual amount of these expenses is attributable to the increase in commissions paid to sales personnel and marketing allowances to home center customers resulting principally from the increased sales volume.

During the third quarter of the fiscal 2001 period, the Company finalized its plan to close its California facility and relocate to Nevada where it is anticipated that the Company will realize certain manufacturing efficiencies, reduced cost of operations and tax savings. Additionally, the Company initiated a downsizing of its Holland subsidiary to maintain profitability. In connection with these decisions, the Company recorded a restructuring charge of approximately $637,000 in the fiscal 2001 period. As of February 28, 2001, substantially all costs of the plant closing and downsizing were paid and there remained an approximate $70,000 reserve for the downsizing of Holland.

Interest income for the fiscal 2001 period was approximately $175,000 compared to $133,000 in fiscal 2000. Interest expense for the fiscal 2001 period was approximately $2,307,000 compared to approximately $1,834,000 in fiscal 2000. Interest expense increased primarily as a result of the increase in borrowings associated with the funding of the increase in inventory and accounts receivable caused by higher sales volume and an increase in borrowing rates.

Provision for income taxes was $887,000 in fiscal 2001 compared to $1,951,000 in fiscal 2000, a decrease of $1,064,000 or 54.5%. The decrease is the result of the decrease in the Company's taxable income. The effective tax rate was approximately 38.2% in the fiscal 2001 period compared to 39.2% in the fiscal 2000 period. The estimated tax rate is based upon the most recent effective tax rates available.

Net income for the fiscal 2001 period decreased to $1,433,000 compared to $3,203,000 in fiscal 2000, a decrease of $1,770,000 or 55.3%. Net income as a percentage of sales decreased to 1.3% in fiscal 2001 compared to 2.8% in fiscal 2000, reflecting a slightly higher gross profit margin resulting from the licensing of the domestic distributor tack strip business offset by sales incentives provided to a major retailer, higher selling and marketing, shipping, general and administrative and restructuring expenses as a percentage of sales as described above.

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

General and administrative expenses for the fiscal 2000 period were $9,393,000 compared to $8,074,000 for the fiscal 1999 period, an increase of $1,299,000 or 16.1%. As a percentage of net sales, these expenses increased slightly to 8.3% in the fiscal 2000 period from 8.2% in the fiscal 1999 period. This increase was primarily due to the Fiscal 2000 acquisitions, which have a higher percentage of expense relative to sales than the Company. The actual increase was primarily the result of employee related costs and expenses and the Fiscal 2000 acquisitions accounted for approximately $610,000 of such increase.

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

Liquidity and Capital Resources

Working capital decreased to approximately $9,788,000 at February 28, 2001 from approximately $13,511,000 at February 29, 2000, a decrease of $3,723,000, primarily as a result of the funds expended for certain acquisitions, capital expenditures and the purchase of treasury stock. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents in its balance sheet.

Net cash provided by operating activities during the fiscal 2001 period was $367,000 compared to $2,536,000 for the comparable fiscal 2000 period. The decrease in cash from operating activities was primarily the result of income from operations adjusted for non-cash charges for depreciation and amortization, offset by an increase in accounts receivable and inventory resulting from the increase in sales to Home Centers. Net cash used in investing activities was $3,185,000 compared to $4,221,000 for the comparable fiscal 2000 period. The fiscal 2001 amount was substantially attributable to capital expenditures and funds expended for certain of the newly acquired entities.

For the fiscal 2001 period, cash provided by financing activities was $2,721,000, which was primarily the result of an increase in short-term bank debt associated with the newly acquired entities and collections on notes receivable offset by the repayment of long-term and acquisition debt. Net cash provided by financing activities was $2,329,000 in the fiscal 2000 period due primarily to the increase in short term debt associated with the Fiscal 2000 acquisitions and collections on notes receivable offset by repayment of long term debt.

The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement, which was amended on April 5, 2001, provides for borrowings of up to $18,000,000 against a fixed percentage of eligible accounts receivable and inventory. Interest is payable based on a sliding scale depending on the Company's senior debt to EBITDA ranging from LIBOR plus 1.75% to LIBOR plus 2.5%. This facility terminates in July 2003 and is collateralized by substantially all of the Company's assets. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibits the payment of dividends, except with the lender's consent. Prior to this amendment the Company was allowed to borrow up to $16,500,000 based on the same fixed percentage of eligible accounts receivable and inventory. Interest was charged on a sliding scale. As of February 28, 2001, interest was at LIBOR (5.53 at February 28, 2001) plus 1.75%. At February 28, 2001, the Company had $989,000 available for future borrowings under its then existing facilities. If the new facility had been in place the Company would have had $2,489,000 available. The Company's Chilean subsidiary has a revolving credit facility with a financial institution which permits borrowings of up to $100,000 with interest at 18% per year. The facilities are secured by a standby letter of credit given by the Company. This facility expires on June 30, 2001. At February 28, 2001 the Chilean subsidiary had approximately $15,000 available for future borrowings under the credit facility. The Company's Australian subsidiary also has an overdraft facility which allows it to borrow against a certain percentage of inventory and receivables. At February 28, 2001 the maximum permitted borrowing was approximately $300,000 and was fully utilized. In connection with the acquisition of Roberts Consolidated Industries, Inc., the Company issued $7,500,000 of subordinated debentures. These debentures matured in April 2001 and bore interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount was amortized over the life of the debentures. During the third quarter of fiscal 2000, the Company repurchased approximately $1,229,000 of its debentures at a discount resulting in an extraordinary gain from early extinguishment of debt of approximately $181,000. At February 28, 2001 and February 29, 2000, the remaining amortized balance of this obligation was $6,104,000 and $5,891,000, respectively. On April 5, 2001 the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bears an interest rate of 15% and matures in six years. Equal quarterly payments are required beginning in year five. The agreement also provides for an additional 3% interest if the Company does not meet certain financial covenants. In addition, the Company issued 325,000 10-year warrants at $3.63. These warrants can be put to the Company after the fifth year based on criteria set forth in the warrant agreement. In addition, the Company may call these warrants after the sixth year based on the same criteria.

In connection with the newly acquired entities, the Company issued five notes to the respective sellers. Two of the notes, aggregating approximately $1,260,000, were paid in fiscal 2001 and were non-interest bearing. The third note, having an original principal balance of $900,000, is payable in equal installments in October over a three year period with interest at the Company's prevailing borrowing rate. The fourth note, in the principal amount of $825,000, is payable in three installments of $312,500 in December 2000 and 2001 and $200,000 in December 2003 with interest fixed at $12,500, $12,500 and $25,000, respectively. The fifth note in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005.

On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedges the Company's exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap is to convert the Company's floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had one with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the year ended February 28, 2001, the Company reduced interest expense by approximately $71,000 as a result of the interest rate swap agreements that were in place during that period. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreement. The Company does not anticipate rate non-performance by such lender, and no material loss would be expected from the non-performance of the lender.

The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the growth in inventory and accounts receivable balances, and will be adequate to finance anticipated capital expenditures for the next twelve months.

Recently Issued Accounting Standards

In 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting of Derivative Instruments and Hedging Activities," was issued and in June 2000, SFAS No. 138 was issued, which amends and clarifies certain guidance in SFAS No. 133. These statements establish new accounting and reporting standards for derivative financial instruments and must be adopted no later than fiscal 2002. The statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. The Company must implement SFAS No. 133 by the first quarter of fiscal 2002. The Company has evaluated the requirements of SFAS No. 133 and adoption will not have a significant impact on the Company's financial position or results of operations.

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue 00-10, "Accounting for shipping and handling costs and the related revenue. The Company adopted EITF 00-10 in fiscal 2001 and classifies all shipping and handling costs as a separate operational expense.

The EITF issued EITF 08-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." This guidance requires that obligations for cash rebates offered to customers who achieve specified cumulative levels of revenue transactions be recognized as a reduction of revenue based on a systematic and rational allocation to each of the underlying revenue transactions that result in plain progress towards the rebate. The EITF also issued EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue addresses when consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. The Company is required to adopt EITF No. 00-22 and 00-25 in the first quarter of 2002. The Company has reviewed the requirements and has determined that it is currently in compliance with the consensuses and will not have a significant impact on the Company's financial position or results of operations.

Forward-Looking Statements

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends," "expects," or "anticipates" and other similar anticipatory expressions, are generally forward-looking and are made only as of the date of this report. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company's ability to satisfy its working capital needs and to finance its anticipated capital expenditures, which could prove to be different than expected, the Company's anticipation of the performance by the lender under the interest rate swap agreements and its assessment of the effect of any non-performance by the lender under the interest rate swap agreements, the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's ability to successfully manage and integrate the business and operations of newly acquired entities, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the Company, the Company's ability to accurately predict the number and type of employees required to conduct its European operations and the compensation required to be paid to such personnel, any increase in the level of current taxes or the imposition of additional taxes in connection with the Henderson, Nevada facility, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedges the Company's exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap is to convert the Company's floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had one with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the year ended February 28, 2001, the Company reduced interest expense by approximately $71,000 as a result of the interest rate swap agreements that were in place during that period. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreement. The Company does not anticipate rate non-performance by such lender, and no material loss would be expected from the non-performance of the lender.

The Company averaged approximately $10,839,000 of variable rate debt not covered by the interest rate swap agreement during fiscal 2001. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $76,000.

Item 8. Financial Statements and Supplementary Financial Data

The response to this item is submitted on pages F1 - F23 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 13, 2001.

Item 11.  Executive Compensation

Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 13, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 13, 2001.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held July 13, 2001.

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

Exhibit
No.       Description
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

10.3.5 Purchase and Sale Agreement effective as of December 31, 1997 between Roberts Beheer B.V., Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc.******

10.3.6 Subordinated Loan and Security Agreement, dated April 5, 2001, by and between The HillStreet Fund, L.P. and the Company, including Subordinated Term Promissory Note dated April 5, 2001, Warrant Agreement dated April 5, 2001, and Warrant dated April 5, 2001

10.3.7 Fourth Agreement of Amendment, dated April 5, 2001, by and between Fleet Capital Corporation and the Company, including 2001 Term Note dated April 5, 2001, Guaranty of Lewis Gould dated April 5, 2001, Amended Trademark Collateral Security Agreement April 5, 2001, Amended Patent Collateral Security Agreement April 5, 2001, form of Stock Pledge Agreement executed by each of the Company and certain of its subsidiaries, and form of Individual Security Agreement executed by the following Company subsidiaries: Q.E.P. Stone Holdings, Inc., Boiardi Products Corporation, and Q.E.P. Zocalis Holding LLC

10.3.8 Intercreditor and Subordination Agreement, dated April 5, 2001, by and between Fleet Capital Corporation, The HillStreet Fund, L.P., and the Company and its subsidiaries


21        Subsidiaries of the Company

99.1 Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) ****

99.2 Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088.326.70), and IBJ Schroeder as Escrow Agent ($500,000).****

------------------

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

******* Incorporated herein by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 27, 2000.

(d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, Florida, State of Florida, on May 25, 2001.

                                      Q.E.P. CO., INC.

                                      By:  /S/ LEWIS GOULD
                                           ------------------------------------
                                           Lewis Gould
                                           Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lewis Gould and Marc Applebaum and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ LEWIS GOULD               Chairman, Chief Executive Officer    May 28, 2001
-------------------------     and Director (Principal Executive
Lewis Gould                   Officer)

/S/ MARC APPLEBAUM            Senior Vice President and Chief      May 28, 2001
-------------------------     Financial Officer (Principal
Marc Applebaum                Financial and Accounting Officer)

/S/ ROBERT FEUERZEIG          Director                             May 28, 2001
-------------------------
Robert Feuerzeig

/S/ EMIL VOGEL                Director                             May 28, 2001
-------------------------
Emil Vogel

/S/ CHRISTIAN NAST            Director                             May 28, 2001
-------------------------
Christian Nast

/S/ LEONARD GOULD             Director                             May 28, 2001
-------------------------
Leonard Gould

/S/ DAVID MALIZIA             Director                             May 28, 2001
-------------------------
David Malizia

/S/ PIERRE SIMARD             Director                             May 28, 2001
-------------------------
Pierre Simard

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

     Notes to Consolidated Financial Statements               F-7 to F-24

Schedule II - Valuation and Qualifying Accounts                       S-1

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Q.E.P. Co., Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Q.E.P. Co., Inc. (a Delaware corporation) and Subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q.E.P. Co., Inc. and Subsidiaries as of February 28, 2001 and February 29, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Q.E.P. Co., Inc. and Subsidiaries for each of the three years in the period ended February 28, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP

Miami, Florida
March 30, 2001
(Except for Note K, as to which the date is April 5, 2001.)

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  ASSETS                         February 28, 2001            February 29, 2000
                                                 -----------------            -----------------
CURRENT ASSETS
   Cash and cash equivalents                         $  397,817                    $ 829,063
   Accounts receivable, less allowance for
     doubtful accounts of approximately
     $662,000 and $741,000 as of
     February 28, 2001 and February 29,
     2000, respectively.                             17,576,040                   16,176,540
   Notes receivable                                      21,845                    1,681,210
   Inventories                                       20,132,585                   17,588,885
   Prepaid expenses                                   1,582,627                      972,992
   Deferred income taxes                                582,107                      752,630
                                                  -------------                -------------
     Total current assets                            40,293,021                   38,001,320

Property and equipment, net                           7,155,327                    4,329,695
Deferred income taxes                                 1,019,095                    1,271,445
Intangible assets, net                               15,366,260                   13,251,699
Notes receivable                                         33,886                       42,339
Other assets                                            168,165                      818,215
                                                  -------------                -------------
Total assets                                       $ 64,035,754                 $ 57,714,713
                                                  =============                =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Lines of credit                                 $ 15,484,622                 $ 10,414,746
   Current maturities of long term debt               2,016,385                    1,470,092
   Acquisition notes payable                            932,500                    1,872,500
   Accounts payable                                   8,947,842                    6,452,570
   Accrued liabilities                                3,123,469                    4,280,901
                                                  -------------                -------------
     Total current liabilities                       30,504,818                   24,490,809

Notes payable                                         5,120,566                    4,584,076
Acquisition notes payable                             1,620,000                    1,112,500
Subordinated long term debt                           4,500,000                    5,891,126
Deferred income taxes                                   177,621                      453,286

Commitments and Contingencies

SHAREHOLDERS' EQUITY
   Preferred stock, 2,500,000 shares
     authorized, $1.00 par value; 336,660
     shares issued and outstanding at
     February 28, 2001 and February 29, 2000            336,660                      336,660
   Common stock; 20,000,000 shares authorized,
     $.001 par value; 3,381,190 and 3,356,118
     shares issued and outstanding at
     February 28, 2001 and February 29, 2000,
     respectively                                         3,381                        3,356

Additional paid-in capital                            9,082,087                    8,946,061
Retained earnings                                    13,758,547                   12,337,614
Cost of stock held in treasury                         (350,993)                     (57,900)
Accumulated other comprehensive income                 (716,933)                    (382,875)
                                                  -------------                -------------
                                                     22,112,749                   21,182,916
                                                  -------------                -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  64,035,754                $  57,714,713
                                                  =============                =============

The accompanying notes are an integral part of these statements

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Year ended
                                              -----------------------------------------------
                                               February 28,     February 29,    February 28,
                                                   2001            2000             1999
                                              -------------    -------------    -------------
Net sales                                     $ 112,884,087    $ 113,571,475    $  97,999,969
Cost of goods sold                               76,939,755       79,036,635       68,548,599
                                              -------------    -------------    -------------

         Gross profit                            35,944,332       34,534,840       29,451,370
                                              -------------    -------------    -------------

Costs and expenses:
   Shipping                                       9,682,247        8,987,252        7,592,357
   General and administrative                     9,650,354        9,393,494        8,073,811
   Selling and marketing                         11,616,403        9,494,325        8,253,277
   Restructuring charge                             637,462               --               --
   Other (income) expense, net                      (93,527)         (13,458)          16,424
                                              -------------    -------------    -------------
                                                 31,492,939       27,861,613       23,935,869
                                              -------------    -------------    -------------

Operating income                                  4,451,393        6,673,227        5,515,501

Interest income                                     175,389          133,287          112,793
Interest expense                                 (2,306,584)      (1,833,675)      (1,737,959)
                                              -------------    -------------    -------------
Income before provision
   for income taxes and extraordinary item        2,320,198        4,972,839        3,890,335

Provision for income taxes                          887,493        1,951,447        1,466,771
                                              -------------    -------------    -------------

Net income before extraordinary item              1,432,705        3,021,392        2,423,564
Extraordinary item, gain on early
   extinguishment of debt                                --          181,559               --
                                              -------------    -------------    -------------
Net income                                    $   1,432,705    $   3,202,951    $   2,423,564
                                              =============    =============    =============
Basic and diluted earnings per common share:

Income before extraordinary item              $        0.42    $        0.90    $        0.72
Extraordinary item                                       --              .05               --
                                              -------------    -------------    -------------
Net income                                    $        0.42    $        0.95    $        0.72
                                              =============    =============    =============

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO. INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                Preferred stock                 Common stock
                                              ---------------------         --------------------        Paid-in       Retained
                                              Shares         Amount         Shares        Amount        capital       earnings
                                              ------         ------         ------        ------        -------       --------
Balance at March 1, 1998                      336,660    $   336,660      2,654,894    $     2,655   $ 8,746,876     6,736,712

Net income                                                                                                           2,423,564

Other comprehensive income:
   Foreign currency translation adjustment


Dividends                                                                                                              (13,171)
                                            ---------    -----------    -----------    -----------   -----------   -----------
Balance at February 28, 1999                  336,660        336,660      2,654,894          2,655     8,746,876     9,147,105


Net income                                                                                                           3,202,951

Other comprehensive income:
   Foreign currency translation adjustment



Exercise of stock options                                                    30,000             30       199,185
Dividends                                                                                                              (11,771)
                                            ---------    -----------    -----------    -----------   -----------   -----------
Balance at February 29, 2000                  336,660        336,660      2,684,894          2,685     8,946,061    12,338,285


Net income                                                                                                           1,432,705

Other comprehensive income:
   Foreign currency translation adjustment



Purchase of Treasury Stock

Stock Dividend                                                              673,796            673                        (673)
Exercise of stock options                                                    22,500             23        136,026
Dividends                                                                                                              (11,770)
                                            ---------    -----------    -----------    -----------   -----------   -----------
Balance at February 28, 2001                  336,660    $   336,660      3,381,190    $     3,381   $ 9,082,087   $13,758,547
                                            =========    ===========    ===========    ===========   ===========   ===========

                                              Accumulated
                                                 Other                         Other
                                              Comprehensive    Treasury     Comprehensive
                                                 Income          stock         Income
                                                 ------          -----         ------
Balance at March 1, 1998                        (131,938)       (57,900)

Net income                                                                   2,423,564

Other comprehensive income:
   Foreign currency translation adjustment      (145,072)                     (145,072)
                                                                           -----------
                                                                           $ 2,278,492
Dividends                                                                  ===========
                                             -----------    -----------
Balance at February 28, 1999                    (277,000)       (57,900)


Net income                                                                   3,202,951

Other comprehensive income:
   Foreign currency translation adjustment      (105,875)                     (105,875)
                                                                           -----------
                                                                           $ 3,097,076
                                                                           ===========
Exercise of stock options
Dividends
                                             -----------    -----------
Balance at February 29, 2000                    (382,875)       (57,900)


Net income                                                                 $ 1,432,705

Other comprehensive income:
   Foreign currency translation adjustment      (334,058)                     (334,058)
                                                                           -----------
                                                                           $ 1,098,647
                                                                           ===========
Purchase of Treasury Stock
                                                               (293,093)
Stock Dividend
Exercise of stock options
Dividends
                                             -----------    -----------
Balance at February 28, 2001                 $  (716,933)   $  (350,993)
                                             ===========    ===========

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended
                                                              -----------------------------------------------------
                                                              February 28,        February 29,         February 28,
                                                                  2001                2000                 1999
                                                              -----------         -----------          ----------
Cash flows from operating activities:
Net income                                                     $1,432,705          $3,202,951          $2,423,564

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
   Depreciation and amortization                                1,356,927             949,155             835,044
   Amortization of costs in excess of assets acquired             457,081             368,134             180,718
   Amortization of discount on long term debt                     213,092             267,112             312,520
   Bad debt expense                                               127,119             277,734             163,505
   Loss (gain) on sale of property and equipment                   26,023                 ---             (91,571)
   Deferred income taxes                                          147,207               5,502             134,162
   Gain on early extinguishments of debt                              ---            (181,559)                ---
Changes in assets and liabilities, net of acquisitions:
   Accounts receivable                                         (1,446,741)              9,369          (3,111,028)
   Inventories                                                 (2,230,277)         (1,186,665)         (2,882,201)
   Prepaid expenses                                              (609,635)           (543,250)            244,258
   Other assets                                                  (368,620)            707,821             316,391
   Accounts payable and accrued liabilities                     1,262,131          (1,339,946)          1,462,136
                                                              -----------         -----------          ----------
Net cash provided by (used in) operating activities               367,012           2,536,358             (12,502)
                                                              -----------         -----------          ----------
Cash flows from investing activities
   Capital expenditures                                        (2,018,793)           (719,880)         (1,287,197)
   Purchase of trademarks and licenses                           (200,000)           (833,050)                ---
   Acquisitions, net of cash acquired                          (1,116,517)         (2,668,000)                ---
   Proceeds from sale of property & equipment                     150,000                 ---              80,734
                                                              -----------         -----------          ----------
Net cash used in investing activities                          (3,185,310)         (4,220,930)         (1,206,463)
                                                              -----------         -----------          ----------
Cash flows from financing activities:
   Net borrowings under lines of credit                         5,069,876           4,330,537           1,837,757
   Repayments of long term debt                                (1,384,925)         (1,515,397)         (1,211,516)
   Repayments of acquisition debt                              (2,462,843)           (377,851)                ---
   Purchase of subordinated debt                                      ---          (1,093,817)                ---
   Purchase of treasury stock                                    (293,093)                ---                 ---
   Proceeds from exercise of stock options                        136,047             199,185                 ---
   Payments on notes receivable                                 1,667,818             798,558             801,049
   Dividends                                                      (11,770)            (11,771)            (13,171)
                                                              -----------         -----------          ----------
Net cash provided by financing activities                       2,721,110           2,329,444           1,414,119
                                                              -----------         -----------          ----------
Cumulative currency translation adjustment                       (334,058)           (105,875)           (145,072)
                                                              -----------         -----------          ----------
Net (decrease) increase in cash                                  (431,246)            538,997              50,082

Cash and cash equivalents at beginning of year                    829,063             290,066             239,984
                                                              -----------         -----------          ----------
Cash and cash equivalents at end of year                      $   397,817         $   829,063          $  290,066
                                                              ===========         ===========          ==========

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.(TM), O'TOOL(TM) and ROBERTS(TM) the Company markets over 4,000 specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet and marble. The Company sells its products to large home improvement retail centers, as well as traditional distribution outlets in 50 states and more than 49 countries worldwide.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1. Principles of Consolidation

       The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly owned subsidiaries, after eliminating all significant inter-company accounts and transactions.

    2. Warrants

       In connection with its initial public offering and an acquisition, the Company has issued a total of 400,000 warrants to purchase common stock. The exercise price associated with the warrants is $8.00 per share for 250,000 warrants and $8.16 per share for 150,000 warrants. Such warrants expire on September 17, 2001 and October 21, 2002, respectively. In connection with the refinancing of certain subordinated debt (see Note
       K), the Company issued 325,000 warrants at $3.63 to expire on April 4, 2011. These warrants can be put to the Company after the fifth year based on certain criteria. Further, the Company may call these warrants, based on certain criteria, after the sixth year.

    3. Cash Equivalents

       The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    4. Inventories

       Inventories are stated at the lower of standard cost or market.

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

    6. Intangible Assets

       Intangible assets (predominately goodwill which represents the cost in excess of net assets of businesses acquired) are recorded and amortized over periods ranging from five to thirty five years using the straight-line method. At each balance sheet date, the Company evaluates the reliability of goodwill based on expectations of non-discounted cash flows. If the sum of the non-discounted cash flows is less than the carrying amount of all assets, including intangible assets, the Company recognizes an impairment loss. The Company believes no material impairment to goodwill exists at February 28, 2001.

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

    9. Stock-Based Compensation

       The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. The Company has adopted the disclosure-only provision of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense is recorded when the exercise price of the Company's employee stock option is less than the market price of the underlying stock at the date of grant.

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

   11. Comprehensive Income

       The Company records comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The components of comprehensive income and the effect on earnings for the year ended February 28, 2001 are detailed in the Company's accompanying Consolidated Statement of Shareholders' Equity.

   12. Post Employment Benefits

       The Company has a policy which provides service benefits to its salaried employees. The Company records a liability for post employment benefits in accordance with SFAS No. 112, "Employers Accounting for Post Employment Benefits". Since the Company cannot reasonably estimate post employment benefits, including severance benefits, on an ongoing basis, these costs are recorded only when the probability of payment and the amount of such payment can be reasonably determined.

   13. Interest Rate Swap

       The interest rate swap agreement, (the "Swap") involves the exchange of fixed and floating interest rate payment obligations over various terms without the exchange of the underlying notional principal amount. The differential to be paid or received is recognized as an adjustment to interest expense in the period incurred.

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

       Interest rate swap: The fair value of the interest rate swap used for hedging purposes, approximates market value.

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

   16. Revenue Recognition

       Sales are recognized when merchandise is shipped and such revenue is recorded net of estimated sales returns, discounts and allowances. The Company establishes reserves for returns and allowances based on current and historical information and trends, sales and accounts receivable have been reduced by such amounts.

   17. Shipping and Handling Costs

       Shipping and handling costs are classified as a separate operational expense on the accompanying Consolidated Statements of Income.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   18. Advertising Cost

       Advertising costs are expensed in the period incurred except those costs which result in tangible assets, such as catalogs, which are treated as prepaid supplies and charged to operations as consumed.

   19. Research and Development

       Research and development costs are charged to expense in the period incurred.

   20. Use of Estimates

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

   21. Certain amounts in the fiscal year 2000 presentation have been reclassified to conform with the fiscal year 2001 presentation.

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

During fiscal 2001, the Company made three strategic acquisitions. The purchase price for these acquisitions, most of which were domestic companies, was approximately $2,800,000. The excess of aggregate purchase price over the fair market value of net assets acquired of approximately $500,000 is being amortized on a straight line basis over 20 years.

During fiscal 2000, the Company made six strategic acquisitions ("the Fiscal 2000 Acquisitions"). The purchase price for all of these acquisitions, the majority of which were international companies, was approximately $8,750,000. The excess of aggregate purchase price over the fair market value of net assets acquired of approximately $3,500,000 is being amortized on a straight line basis over 20 years.

The unaudited pro forma consolidation of the acquisitions occurring in fiscal 2000 and fiscal 2001 showing the results of operations assuming the above purchases occurred on either March 1, 1999 or March 1, 2000 are not material and are not included herein.

NOTE D - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during each period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not used when the effect is antidilutive. For the three years ended February 28, 2001, the weighted average number of basic shares of common stock outstanding amounted to 3,343,868 in 2001, 3,345,701 in 2000 and 3,318,618
in 1999. For the three years ended February 28, 2001 the weighted average number of diluted shares of common stock outstanding amounted to 3,368,818 in 2001, 3,364,668 in 2000 and 3,362,553 in 1999.

NOTE E - EQUITY

On June 6, 2000, the Board of Directors declared a five for four stock split of the Company's common stock, effected in the form of a stock dividend which was paid on August 1, 2000. As a result of this action, approximately 673,000 shares were issued to shareholders of record on July 17, 2000. Par value of the common stock remained at $0.001 per share and, accordingly, $673 was transferred from retained earnings to common stock.

For the three years ended February 28, 2001, the effect on earnings per share was a reduction of $0.11 in 2001, $0.24 in 2000 and $0.18 in 1999. All
references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

NOTE F - LICENSE AGREEMENT

Effective May 15, 2000, the Company entered into an agreement to license the distribution rights of its tackless carpet strip product to U.S. flooring products distributors. Under the terms of the agreement, the Company will receive $2,750,000 at a predetermined rate based on cartons of tack strip sold by the licensee. The Company is guaranteed to receive a minimum of $400,000 per year. In addition, the Company will retain the right and will continue to sell tackless carpet strip to the Home Center and International markets. For the three years ending February 28, 2001, the Company sold approximately $2,956,513 in 2001, $14,114,144 in 2000 and $13,517,543 in 1999 of tackless carpet strip.

NOTE G - SEGMENT INFORMATION

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

Information attributable to the Company's geographic areas is as follows:

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            United           Canada/
                           States of          Latin          New Zealand/                      Inter-company       Consolidated
         2001               America          America          Australia          Europe         Eliminations           Total
         ----               -------          -------          ---------          ------         ------------           -----
Sales                     $87,142,192      $12,846,153        $4,112,636       $8,783,106           $     ---     $ 112,884,087
Transfers between areas     1,300,127              ---                              4,102         (1,304,229)              ---
                          -----------      -----------        ----------       ----------        ------------     -------------
Total Sales               $88,442,319      $12,846,153        $4,112,636       $8,787,208        $(1,304,229)     $ 112,884,087
                          ===========      ===========        ==========       ==========        ============     =============
Long-lived Assets         $41,136,460      $ 2,696,467         $ 785,885        $ 950,062       $(22,979,122)      $ 22,689,752
                          ===========      ===========         =========        =========       =============      ============

         2000
         ----
Sales                     $89,366,768       $13,104,460       $2,192,192       $8,908,055           $     ---     $ 113,571,475
Transfers between areas       947,927               ---              ---              ---           (947,927)               ---
                          -----------       -----------       ----------       ----------         -----------     -------------
Total Sales               $90,314,695       $13,104,460       $2,192,192       $8,908,055         $ (947,927)     $ 113,571,475
                          ===========       ===========       ==========       ==========         ===========     =============
Long-lived Assets         $36,628,219       $ 1,632,748        $ 291,024       $1,172,581       $(21,324,963)      $ 18,399,609
                          ===========       ===========        =========        =========       =============      ============

         1999
         ----
Sales                     $78,657,091        $9,358,878         $    ---       $9,984,000           $     ---      $ 97,999,969
Transfers between areas     3,591,489               ---              ---              ---         (3,591,489)               ---
                          -----------        ----------         --------       ----------         -----------      ------------
Total Sales               $82,248,580        $9,358,878         $    ---       $9,984,000         (3,591,489)      $ 97,999,969
                          ===========        ==========         ========       ==========         ===========      ============
Long-lived Assets         $30,786,973        $1,142,945         $    ---       $1,048,198       $(19,993,565)      $ 12,984,551
                          ===========        ==========         ========        =========       =============      ============

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - NOTE RECEIVABLE

Concurrent with the acquisition of Roberts, the Company sold certain production equipment (at their stated value) to an unrelated third party for a note in the amount of $3,750,000. Such note was collateralized by the equipment. At the time of issuance, the note was recorded at its net present value of $3,250,000 utilizing its effective interest rate of approximately 9% and was payable through a reduction in purchase price of goods sold to the Company under a supply agreement. At February 29, 2000, the amount of the receivable was approximately $1,639,000 and this amount was classified as a current asset. As a result of the license agreement, with the same third party (see NOTE F), this note was paid in its entirety in fiscal 2001.

NOTE I - INVENTORIES

     Inventories consisted of the following:

                                                                 February 28,    February 29,
                                                                     2001            2000
                                                                     ----            ----
      Raw materials and work-in-process                          $ 4,957,226     $ 4,576,530
      Finished goods                                              15,175,359      13,012,355
                                                                 -----------     -----------
                                                                 $20,132,585     $17,588,885
                                                                 ===========     ===========

NOTE J - PROPERTY AND EQUIPMENT

                                                                 February 28,    February 29,
                                                                     2001            2000
                                                                     ----            ----
      Property and equipment consisted of the following:
      Machinery and warehouse equipment                          $ 4,635,952      $ 2,715,958
      Office furniture, equipment and computer equipment           3,168,332        3,307,566
      Building and leasehold improvements                          2,019,756        1,017,607
                                                                 -----------      -----------
                                                                   9,824,040        7,041,131
      Less accumulated depreciation and amortization              (2,668,713)      (2,711,436)
                                                                 -----------      -----------
                                                                 $ 7,155,327      $ 4,329,695
                                                                 ===========      ===========

NOTE K - DEBT

Total debt consists of the following:

                                                                 February 28,    February 29,
                                                                     2001            2000
                                                                     ----            ----
(A)      Payable to banks under revolving credit facilities      $15,484,622      $10,414,746
(B)      Subordinated debt                                         4,604,217        6,137,297
(C)      Payable to a bank under term loan credit facilities       5,785,713        5,428,571
(D)      Payable to a bank under a mortgage agreement                635,350              ---
(E)      Acquisition notes payable                                 2,552,500        2,985,000
         Other debt, including capital leases                        611,671          625,597
                                                                 -----------      -----------
                                                                  29,674,073       25,591,211
Less current installments                                         18,433,507       13,757,338
                                                                 -----------      -----------
                                                                  11,240,566       11,833,873
Less unamortized discount                                                ---          246,171
                                                                 -----------      -----------
Long Term                                                        $11,240,566      $11,587,702
                                                                 ===========      ===========

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - DEBT (continued)
(A) The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement, which was amended on April 5, 2001, provides for borrowings of up to $18,000,000 against a fixed percentage of eligible accounts receivable and inventory. Interest is payable based on a sliding scale depending on the Company's senior debt to EBITDA ranging from LIBOR plus 1.75% to LIBOR plus 2.5%. The facility terminates in July 2003 and is collateralized by substantially all of the Company's assets. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibits the payment of dividends, except with the lender's consent. Prior to this amendment, the Company was allowed to borrow up to $16,500,000 based on the same fixed percentage of eligible accounts receivable and inventory. Interest was charged based on a sliding scale. As of February 28, 2001interest was at LIBOR (5.53 at February 28, 2001) plus 1.75%. At February 28, 2001, the Company had $989,000 available for future borrowings under its then existing facilities, net of approximately $460,000 in outstanding letters of credit. If the new facility had been in place, the Company would have had $2,489,000 available. The Company's Chilean subsidiary has a revolving credit facility with a financial institution, which permits borrowings of up to $110,000 with interest at 18% per year. The facilities are secured by a standby letter of credit given by the Company. This facility expires on June 30, 2001. At February 28, 2001, the Chilean subsidiary had approximately $16,000 available for future borrowings under the credit facility. The Company's Australian subsidiary also has an overdraft facility, which allows it to borrow against a certain percentage of inventory and receivables. At February 28, 2001 the maximum permitted borrowing was approximately $300,000 and was fully utilized.

(B) In connection with the acquisition of Roberts, the Company issued $7,500,000 of subordinated debentures bearing an interest rate of 8%. During fiscal 2000, the Company repurchased approximately $1,229,000 of such debentures at a discount resulting in an extraordinary gain from early extinguishments of debt of approximately $181,000. The remaining bonds matured in April 2001 and were paid. On April 5, 2001, the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bears an interest rate of 15% and matures on April 5, 2007. Beginning July 1, 2005, the Company is required to make equal quarterly principal payments through April 5, 2007. The agreement also provides for an additional 3% interest if the Company does not meet certain financial covenants. In addition, the Company issued 325,000 10-year warrants at $3.63. These warrants can be put to the company on and after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may call these warrants on and after April 5, 2007 based on the same criteria.

(C) The original term loan is payable in equal quarterly installments over a seven year period. The loan is collateralized by substantially all of the assets of the Company. The interest rate varies based on conditions, as defined in the agreement and was approximately 8.2% at February 28, 2001. The balance of the term loan at February 28, 2001 and February 29, 2000 was $4,285,713 and $5,428,571, respectively.
         The Company obtained an additional term loan ("2001 Term Loan") from its primary lending institution, the proceeds of which were utilized to repay its subordinated debt which matured in April 2001. This loan in the amount of $1,500,000 is payable in equal quarterly installments, which commence July 1, 2001 and end on April 1, 2003. The interest rate for this loan is LIBOR plus 2.75% and is partially guaranteed by the Chairman and Chief Executive Office of the Company.

(D) During fiscal 2001, the Company purchased the land and building from its then existing landlord where it operates in Bramalea, Ontario, Canada. The cost of the facility was approximately $1,000,000 of which the company obtained a mortgage in the approximate amount of $675,000 from a Canadian financial institution. This facility is payable in ten equal installments at 7.8% and is collateralized by the land and building. The facility also requires the Company to continue remediation efforts on the property as approved by the Canadian Ministry of Environment. See Note M.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(E) In connection with the acquisitions of certain newly acquired entities, the Company issued five notes to the respective sellers. During fiscal 2001, the Company issued a note for $1,600,000, payable in equal quarterly payments over a five-year period. The note bears an interest rate of 8%. As of February 28, 2001, the Company is obligated for two additional notes for prior year acquisitions. One, having an original balance of $900,000, is payable in equal annual installments over a three year period with interest at the Company's prevailing borrowing rate. The balance at February 28, 2001, is $600,000. The other note has a balance of $512,500 and is payable in two final installments of $312,500 and $200,000 in December 2001 and 2003 respectively.

On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedges the Company's exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap is to convert the Company's floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had one with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the year ended February 28, 2001, the Company reduced interest expense by approximately $71,000 as a result of the interest rate swap agreements that were in place during that period. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreement. The Company does not anticipate rate non-performance by such lender, and no material loss would be expected from the non-performance of the lender.

Interest paid for all debt was approximately, $2,025,100, $1,486,000 and $1,391,000 in fiscal 2001, 2000 and 1999 respectively.

The Company has recorded its debt at February 28, 2001 as if the refinancing of the subordinated debt discussed in this footnote had taken place on February 28, 2001.

The aggregate maturities of all debt maturing during each of the next five years as of February 28, 2001 is as follows:

         2002                                                     $ 18,433,507
         2003                                                        2,957,746
         2004                                                        1,920,654
         2005                                                        1,238,906
         2006                                                        1,903,294
         Thereafter                                                  3,219,966
                                                                  ------------
         Total                                                    $ 29,674,073
                                                                  ============

         Current                                                  $ 18,433,507
         Long Term                                                  11,240,566
                                                                  ------------
         TOTAL                                                    $ 29,674,073
                                                                  ============

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                               February 28,        February 29,
                                                   2001                2000
                                                   ----                ----
      Accrued payroll and employee benefits       $ 838,738         $1,720,789
      Accrued volume and advertising discount     1,611,216            675,930
      Accrued interest                              326,887            258,495
      Accrued income taxes                              ---            199,548
      Accrued liabilities - other                   346,628          1,426,139
                                               ------------       ------------
                                               $  3,123,469       $  4,280,901
                                               ============       ============

NOTE M - COMMITMENTS AND CONTINGENCIES

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

     1.  Future Minimum Obligations

         The Company conducts its operations from various leased facilities. Future minimum payments under non-cancelable operating leases consist of the following in fiscal years ending after February 29, 2000:

              2001                                                  $ 1,433,000
              2002                                                    1,087,000
              2003                                                      469,000
              2004                                                      106,000
              2005                                                       25,000
                                                                    -----------
              Total                                                 $ 3,120,000
                                                                    ===========

         Total rent expense under non-cancelable operating leases approximated $2,045,000, $1,891,000 and $1,868,000 in fiscal 2001, 2000 and 1999, respectively.

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

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company has completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials. As a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment (MOE). The Company recorded a reserve for potential environmental liability at the acquisition date of Roberts Consolidated Industries, Inc. of approximately $325,000 and this amount was increased during fiscal 1999 by $275,000 to $600,000 based on an estimate for the cost of remediation. To date, the Company has spent approximately $444,000 and anticipates spending the remainder on ongoing monitoring of wells and other environmental activity at the approximate rate of $20,000 per year for the next five to ten years.

NOTE N - PENSION AND RETIREMENT PLANS

Profit Sharing and 401(k) Plan

The Company and its subsidiaries offers a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution. The Company may, at the discretion of the Board of Directors, make contributions to the plan. For the three years ended February 28, 2001, the Company contributed $69,753, $68,300 and $92,700, respectively.

Subsequent to the acquisition of Roberts, the Company terminated the Roberts Salaried Employees Defined Benefit Pension Plan. As of May 31, 1998, the projected benefit obligation was estimated to be $2,452,000 and the plan assets were approximately $2,947,000. The Company initially recorded an asset in excess of projected benefit of approximately $700,000. During fiscal 1999, the Company had an actuarial valuation prepared which adjusted this amount and goodwill by approximately $226,000. During fiscal 2001, the Plan distributed its remaining assets to its participants under a new defined contribution plan and, with the approval of regulatory authorities, the remainder reverted to the Company. This new defined contribution plan expects to distribute its assets to all participants in fiscal 2002. No pension expense was recorded in each of the three years ended February 28, 2001.

NOTE O - INCOME TAXES

Income (loss) before provision for income taxes and extraordinary item consisted of the following:

                                            Year Ended February 28 or 29,
                                 ---------------------------------------------
                                     2001            2000             1999
                                     ----            ----             ----

         United States           $ 3,335,414      $ 4,607,045      $ 4,699,161
         Foreign                  (1,015,216)         365,794         (808,826)
                                 -----------      -----------      -----------
         Total                   $ 2,320,198      $ 4,972,839      $ 3,890,335
                                 ===========      ===========      ===========

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes are as follows:

                                             Year Ended February 28 or 29,
                                        ---------------------------------------
                                           2001           2000           1999
                                        ---------    -----------    -----------
         Current:
           Federal                      $ 623,400    $ 1,529,932    $ 1,132,178
           State                           99,296        261,602        200,431
           Foreign                         17,590        154,411            ---
                                        ---------    -----------    -----------
                                          740,286      1,945,945      1,332,609
                                        ---------    -----------    -----------

         Deferred:
           Federal                        437,943        143,823        217,144
           State                           44,052        (11,210)         7,047
           Foreign                       (334,788)      (127,111)       (90,029)
                                        ---------    -----------    -----------
                                          147,207          5,502        134,162
                                        ---------    -----------    -----------
           Total income tax provision   $ 887,493    $ 1,951,447    $ 1,466,771
                                        =========    ===========    ===========

The tax effects of temporary differences which give rise to deferred tax assets are as follows:

                                                               February 28, 2001     February 29, 2000
                                                               -----------------     -----------------
         Provision for doubtful accounts                           $  45,661              $ 201,599
         Accrued expenses                                            230,231                346,503
         Fixed assets                                               (177,621)              (453,286)
         Inventory                                                   149,051                245,136
         Net operating loss - U.S.                                   320,676                898,803
         Foreign credit carryforwards and net operating loss         666,822                332,034
         Other                                                       188,761                    ---
                                                                  ----------           ------------
         Net deferred tax asset                                   $1,423,581           $  1,570,789
                                                                  ==========            ===========

The Company has approximately $860,000 in net operating loss carryforwards which expire in the years 2011 through 2018, all of which relates to the Company's Fiscal 2000 acquisitions. The net operating loss carryforward is subject to separate IRC Section 382 Limitation. The Section 382 limitation limits the Company's utilization of its net operating losses to an annual amount after an ownership change.

The Company has net operating losses in various foreign countries of approximately $2,075,000, which have no limitation on their expiration.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

                                                                  Year Ended February 28 or 29,
                                                                  -----------------------------
                                                   2001                       2000                       1999
                                                   ----                       ----                       ----
                                          Amount           %           Amount          %          Amount          %
                                        ---------         ----      ----------       ----      ----------       ----
Provision for federal income taxes
     at the statutory rate              $ 788,867         34.0      $1,752,214       34.0      $1,322,714       34.0
State and local income taxes -
     net of federal income tax benefit     79,351          3.4         176,252        3.4         133,990        3.4
Other                                      19,275          0.8          22,981        0.4          10,067        0.3
                                        ---------         ----      ----------       ----      ----------       ----
Actual provision                        $ 887,493         38.2      $1,951,447       37.8      $1,466,771       37.7
                                        =========         ====      ==========       ====      ==========       ====

Cash paid for income taxes was $1,503,754, $2,030,666 and $614,808 in fiscal 2001, 2000 and 1999, respectively.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

    1.   Significant Customer Information

         The Company sells products to a large number of customers which are primarily in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's customer base includes a high concentration of home center chains with one such customer accounting for a total of 41%, 35% and 28%, of sales in fiscal 2001, 2000 and 1999, respectively. This same customer represented 29% of accounts receivable at February 28, 2001 and February 29, 2000. Although the Company is directly affected by the well-being of the home center industry, management does not believe significant credit risk exists at February 28, 2001.

    2.   Significant Vendor Information

         The Company purchased approximately 19% and 15% of purchases for the year ended February 28, 2001 and approximately 19% and 10% of purchases for the year ended February 29, 2000 through two vendors. There were no significant purchases from any one vendor for the year ended February 28, 1999.

NOTE R - SHAREHOLDERS' EQUITY

The Company is authorized to issue a maximum of 2,500,000 shares of $1 preferred stock.

Series A

500,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series A Preferred Stock. The holders of each share of Series A Preferred Stock shall be entitled to receive, before any dividends shall be declared or paid on or set aside for the Company's common stock, out of funds legally available for that purpose, cumulative dividends in cash at the rate of $.035 per share per annum through September 30, 2000, payable in semiannual installments, accruing from the date of issuance of the shares. Commencing October 1, 2000, the rate of dividends will equal the prime interest rate on the first day of the month in which the dividends are payable, less 1-1/4%.

The Company may redeem any or all of the shares of Series A Preferred Stock outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition. In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 28, 2001 and February 29, 2000, there were 319,160 shares of Series A Preferred Stock issued and outstanding. There were $11,170 of dividends declared and paid during the fiscal years 2001 and 2000.

Series B

1,000,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series B Preferred Stock. The holder of each share of Series B Preferred Stock shall be entitled to receive, out of the surplus of the Company, a non-cumulative dividend at the rate of $.05 per share per annum, payable annually before any dividend shall be set apart for or paid on the common shares for such years. The Series B Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series B Preferred Stock then outstanding at a price per share of $1.00. At February 28, 2001 and 2000, there were no outstanding shares of Series B preferred stock.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C

1,000,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared or paid on or set aside for the Company's common stock, out of funds legally available for that purpose, cumulative dividends at the rate of $.035 per share per annum, payable in annual installments, accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series C Preferred Stock then outstanding at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition. In fiscal year 2001, the fiscal 2000 dividends of approximately $600 were paid. In fiscal year 2001, dividends of approximately $600 were declared and were unpaid at February 28, 2001.

Treasury Stock

Total common shares purchased in fiscal year 1996 and held in treasury were 15,152 shares for an aggregate cost $57,900. In fiscal 2001, pursuant to a resolution passed by the Board of Directors, the Company repurchased 42,000 shares of common stock at an aggregate cost of $293,093.

NOTE S - STOCK OPTION PLAN

The Company has adopted a stock option plan (the "Plan") for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the Board of Directors. The aggregate number of shares which may be issued under the Plan shall not exceed 400,000 shares of common stock. Stock options are granted at prices not less than 85% of the fair market value on the date of the grant. All options granted, for the periods presented, have been at fair market value. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.

The Company continues to account for options issued under the intrinsic value method of APB 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company's net income and diluted earnings per share for the year ended February 28 or 29, 2001, 2000 and 1999 would have been as follows:

                                 (in thousands, except per share data)
                                  2001          2000           1999
                                  ----          ----           ----
          Net income
               As reported       $1,432        $3,202          $2,423
               Pro forma         $1,110        $3,064          $2,281

          Net income per share
               As reported        $0.42         $1.19           $0.90
               Pro forma          $0.33         $1.14           $0.85

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value at date of grant for options granted during 2001, 2000 and 1999 was $1.94, $3.40 and $2.09 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

                                                    2001         2000           1999
                                                    ----         ----           ----
        Expected stock price volatility            33.7%          35.1%         32.0%
        Expected lives of options
        Directors and officers                    3 years       3 years       3 years
        Employees                                 3 years       3 years       3 years

        Risk-free interest rate                     5.9%           5.4%          6.2%
        Expected dividend yield                     0.0%           0.0%          0.0%

                                                                 Weighted average exercise
                                                    Shares                 price
                                                    ------                 -----
        Options outstanding at March 1, 1998        344,500

        Exercised                                         0
        Granted                                     135,750               $ 6.99
        Cancelled or forfeited                      (28,750)              $ 5.60
                                                    -------

        Options outstanding at February 28, 1999    451,500

        Exercised                                   (37,500)              $ 5.35
        Granted                                     107,000               $ 6.40
        Cancelled or forfeited                     (123,750)              $ 6.63
                                                   --------

        Options outstanding at February 29, 2000    397,250

        Exercised                                   (25,000)              $ 5.54
        Granted                                      36,000               $ 6.45
        Cancelled or forfeited                      (16,187)              $ 6.30
                                                    --------

        Options outstanding at February 28, 2001    392,063
                                                    =======

        Options currently exercisable               283,604               $ 6.07
                                                    =======

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding as of February 28, 2001:

                                                    Weighted average
           Range of exercise         Number            remaining          Weighted average         Number       Weighted average
                 prices           outstanding       contractual life       exercise price       exercisable      exercise price
                 ------           -----------       ----------------       --------------       -----------      --------------
             $4.16 - $7.25          392,063               4.18                 $ 6.19             283,604             $ 6.07

NOTE T - NONCASH INVESTING AND FINANCING ACTIVITIES

During fiscal 2001, the Company acquired certain businesses. In connection with these acquisitions, liabilities were assumed as follows:

                  Cash paid                                      $  1,116,517
                  Liabilities assumed                                  75,710
                  Issuance of note to related seller                1,620,000
                                                                 ------------
                  Purchase Price                                 $  2,812,227
                  Fair value of net assets acquired                 2,305,131
                                                                 ------------
                  Excess of purchase price over fair
                  value of net assets acquired                   $    507,096
                                                                 ============

Also, during fiscal 2001, the Company made certain capital expenditures as follows:

                  Total capital expenditures                     $  2,885,675
                  Amounts representing capital leases and other
                     secured financing                               (866,882)
                                                                 -------------
                  Capital expenditures paid in cash              $  2,018,793
                                                                 ============

During fiscal 2000, the Company made six strategic acquisitions. In connection with these acquisitions, liabilities were assumed as follows:

                  Cash paid                                      $  2,668,000
                  Liabilities assumed                               3,105,061
                  Issuances of notes to related sellers             2,985,000
                                                                 ------------
                  Purchase Price                                 $  8,758,061
                  Fair value of net assets acquired                 5,258,061
                                                                 ------------
                  Excess of purchase price over fair
                  value of net assets acquired                   $  3,500,000
                                                                 ============

NOTE U - NEW ACCOUNTING PRONOUNCEMENTS

In 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting of Derivative Instruments and Hedging Activities," was issued and in June 2000, SFAS No. 138 was issued which awards and clarifies certain guidance in SFAS No. 133. These statements establish new accounting and reporting standards for derivative financial instruments and must be adopted no later than fiscal 2002. The statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. The Company must implement SFAS No. 133 by the first quarter of fiscal 2002. The Company has evaluated the requirments of SFAS No. 133 and adoption will not have a significant impact on the Company's financial position or results of operations.

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue 00-10, "Accounting for shipping and handling costs and the related revenue. The Company adopted EITF 00-10 in fiscal 2001 and classifies all shipping and handling costs as a separate operational expense.

The EITF issued EITF 08-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." This guidance requires that obligations for cash rebates offered to customers who achieve specified cumulative levels of revenue transactions be recognized as a reduction of revenue based on a systematic and rational allocation to each of the underlying revenue transactions that result in plain progress towards the rebate. The EITF also issued EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue addresses when consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. The Company is required to adopt EITF No. 00-22 and 00-25 in the first quarter of 2002. The Company has reviewed the requirements and has determined that it is currently in compliance with the consensuses and will not have a significant impact on the Company's financial position or results of operations.

                           SUPPLEMENTAL FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results for the two years ended February 28, 2001 are set forth in the following table:

                                                                          Earnings
                                                          Net Earnings   (Loss) per
              2001         Sales       Gross Profit          (Loss)        share
              ----         -----       ------------          ------        -----
      First quarter     $ 31,560,138     $ 9,804,515      $  942,845      $ 0.28
      Second quarter      28,181,108       9,373,214         855,029        0.25      (1)
      Third quarter       26,306,248       7,605,955        (796,785)      (0.24) (1) (2)
      Fourth quarter      26,836,593       9,160,648         431,616        0.13      (1)
                       -------------     -----------     -----------       -----
        Total          $ 112,884,087     $35,944,332     $ 1,432,705       $0.42
                       =============     ===========     ===========       =====

              2000
              ----
      First quarter     $ 27,167,061     $ 8,444,634      $  772,831      $ 0.23
      Second quarter      29,092,177       8,431,399         701,599        0.21
      Third quarter       28,230,599       8,667,992         956,406        0.29      (3)
      Fourth quarter      29,081,638       8,990,815         772,115        0.22
                       -------------     -----------     -----------       -----
        Total          $ 113,571,475     $34,534,840     $ 3,202,951       $0.95
                       =============     ===========     ===========       =====

      (1) Includes the impact on sales resulting from the Company's decision to license the rights of its tackless carpet strip product to U.S. flooring products distributors. Quarterly sales of this product to distributors in fiscal 2001 and fiscal 2000 were approximately as follows:

                                        Fiscal             Fiscal
                                         2001               2000
                                      ----------        -----------
              First quarter           $2,956,513        $ 3,437,058
              Second quarter                 ---          3,856,012
              Third quarter                  ---          3,272,987
              Fourth quarter                 ---          3,548,087
                                      ----------        -----------
                Total                 $2,956,513        $14,114,144
                                      ==========        ===========

      (2) Includes the impact of additional sales incentives offered by the Company to one of its major customers, certain non-recurring charges related to the Company's decision to relocate its California manufacturing facility to Nevada and a downsizing of the Company's Holland subsidiary to improve performance. In connection with these decisions, the Company expensed approximately $2,000,000 of non-recurring charges in the third quarter of fiscal 2001. The resultant effect on earnings per share was a reduction of $0.37 after tax.

      (3) During the third quarter of fiscal 2000, the Company repurchased approximately $1,229,000 of its 8% Subordinated Debentures issued in 1997 to mature on April 1, 2001. the transaction resulted in an extraordinary gain from the early extinguishment of debt approximating $182,000 or $0.06 per share.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                Column A                     Column B                  Column C                  Column D         Column E
                --------                     --------                  --------                  --------         --------

                                                                      Additions
                                                                      ---------
                                            Balance at       Charged to       Charged to                         Balance at
                                             beginning        costs and          other       Deductions              end
              Description                    of period        expenses         accounts            (a)            of period
              -----------                    ---------        --------         --------      -------------        ---------
Year ended February 29, 1999
   Deducted from asset accounts
     Allowance for doubtful accounts           $480,000         $65,133            ---            $163,505         $381,628

Year ended February 29, 2000
   Deducted from asset accounts
     Allowance for doubtful accounts           $381,628        $277,734     (b)  191,466          $110,290         $740,538

Year ended February 28, 2001
   Deducted from asset accounts
     Allowance for doubtful accounts           $740,538        $127,119            ---            $205,831         $661,826

(a)  Accounts written off as uncollectable, net of recoveries.

(b) Reserve associated with the Fiscal 2000 acquisitions at the date of acquisition.

                                 EXHIBIT INDEX

10.3.6 Subordinated Loan and Security Agreement, dated April 5, 2001, by and between The HillStreet Fund, L.P. and the Company, including Subordinated Term Promissory Note dated April 5, 2001, Warrant Agreement dated April 5, 2001, and Warrant dated April 5, 2001

10.3.7 Fourth Agreement of Amendment, dated April 5, 2001, by and between Fleet Capital Corporation and the Company, including 2001 Term Note dated April 5, 2001, Guaranty of Lewis Gould dated April 5, 2001, Amended Trademark Collateral Security Agreement April 5, 2001, Amended Patent Collateral Security Agreement April 5, 2001, form of Stock Pledge Agreement executed by each of the Company and certain of its subsidiaries, and form of Individual Security Agreement executed by the following Company subsidiaries: Q.E.P. Stone Holdings, Inc., Boiardi Products Corporation, and Q.E.P. Zocalis Holding LLC

10.3.8 Intercreditor and Subordination Agreement, dated April 5, 2001, by and between Fleet Capital Corporation, The HillStreet Fund, L.P., and the Company and its subsidiaries


21        Subsidiaries of the Company