Form 10-Q
period 2001-05-31
QEP CO INC
filed 2001-07-13
CIK 1017815

                                   FORM 10-Q


                      Securities and Exchange Commission
                            Washington, D.C.  20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



For the fiscal quarter ended:      May 31, 2001
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

                         Yes   X          No _____
                             -----
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 13, 2001: 3,381,618 shares of common stock, par value $0.001 per share.

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Consolidated Balance Sheets
               May 31, 2001 (Unaudited) and February 28, 2001 (Audited).......................................     3
          Consolidated Statements of Income (Unaudited)
               For the Three Months Ended May 31, 2001 and 2000...............................................     4
          Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended May 31, 2001 and 2000...............................................     5

     Notes to Consolidated Financial Statements...............................................................     6

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...........     9

     Item 3 - Qualitative and Quantitative Disclosures about Market Risk......................................    13

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................................................    14

     Item 2 - Changes in Securities...........................................................................    14

     Item 6 - Exhibits and Reports on Form 8-K................................................................    14

     Signatures...............................................................................................    15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      MAY 31, 2001 AND FEBRUARY 28, 2001

                                                                                        May 31, 2001     February 28, 2001
                                                                                        ------------     -----------------
                                                                                         (Unaudited)
                                                            ASSETS
CURRENT ASSETS

   Cash and cash equivalents............................................................  $   691,055         $   397,817
   Accounts receivable, less allowance for doubtful accounts
     of approximately $437,000 and $662,000 as of May 31, 2001
     and February 28, 2001, respectively................................................   17,281,942          17,576,040
   Notes receivable.....................................................................       21,844              21,845
   Inventories..........................................................................   21,004,488          20,132,585
   Prepaid expenses.....................................................................    1,388,678           1,582,627
   Deferred income taxes................................................................      582,107             582,107
                                                                                          -----------         -----------
     Total current assets...............................................................   40,970,114          40,293,021

Property and Equipment, net.............................................................    6,869,457           7,155,327

Deferred income taxes...................................................................      873,568           1,019,095
Intangible assets, net..................................................................   15,341,640          15,366,260
Notes receivable........................................................................       32,120              33,886
Other assets............................................................................      211,294             168,165
                                                                                          -----------         -----------

Total Assets............................................................................  $64,298,193         $64,035,754
                                                                                          ===========         ===========

                                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

   Lines of credit......................................................................  $14,751,514         $15,484,622
   Current maturities of long term debt.................................................    2,082,790           2,016,385
   Acquisition notes payable............................................................      932,500             932,500
   Accounts payable.....................................................................    9,279,777           8,947,842
   Accrued liabilities..................................................................    3,897,663           3,123,469
                                                                                          -----------         -----------
     Total current liabilities..........................................................   30,944,244          30,504,818

Notes payable...........................................................................    4,506,587           5,120,566
Acquisition notes payable...............................................................    1,540,000           1,620,000
Subordinated long term debt.............................................................    3,863,542           4,500,000
Deferred income taxes...................................................................      177,621             177,621
Warrant put liability...................................................................      650,000                 ---
Commitments and contingencies...........................................................          ---                 ---

SHAREHOLDERS' EQUITY

   Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares
     issued and outstanding at May 31, 2001 and February 28, 2001.......................      336,660             336,660
   Common stock, 20,000,000 shares authorized, $.001 par value;
     3,381,618 shares issued and outstanding at May 31, 2001 and
     February 28, 2001..................................................................        3,381               3,381
   Additional paid-in capital...........................................................    9,068,912           9,082,087
   Retained earnings....................................................................   14,351,469          13,758,547
   Cost of stock held in treasury.......................................................     (350,993)           (350,993)
   Accumulated other comprehensive income...............................................     (793,230)           (716,933)
                                                                                          -----------         -----------
                                                                                          $22,616,199         $22,112,749
                                                                                          -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................................  $64,298,193         $64,035,754
                                                                                          ===========         ===========

The accompanying notes are an integral part of these statements.

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                                              Three Months Ended
                                                                                      May 31, 2001          May 31, 2000
                                                                                  --------------------  --------------------

Net Sales.......................................................................          $28,886,441           $31,605,457
Cost of goods sold..............................................................           19,131,345            21,755,623
                                                                                          -----------           -----------
 Gross profit...................................................................            9,755,096             9,849,834
                                                                                          -----------           -----------

Costs and expenses
 Shipping.......................................................................            2,508,688             2,373,861
 General and administrative.....................................................            2,692,423             2,701,421
 Selling and marketing..........................................................            2,990,161             2,782,993
 Other (income) expense.........................................................              (52,478)               25,656
                                                                                          -----------           -----------
                                                                                            8,138,794             7,883,931
                                                                                          -----------           -----------
 Operating income...............................................................            1,616,302             1,965,903

Interest income.................................................................                  191                32,125
Interest expense................................................................             (640,817)             (474,842)
                                                                                          -----------           -----------

Income before provision for income taxes........................................              975,676             1,523,186

Provision for income taxes......................................................             (371,382)             (580,341)
                                                                                          -----------           -----------

Net income......................................................................          $   604,294           $   942,845
                                                                                          ===========           ===========

Basic and diluted earnings per common share.....................................          $      0.18           $      0.28
                                                                                          ===========           ===========

The accompanying notes are an integral part of these statements.

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                                              Three Months Ended
                                                                                      May 31, 2001          May 31, 2000
                                                                                  --------------------  --------------------
Cash flows from operating activities:
 Net income.....................................................................          $   604,294            $  942,845
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization..................................................              540,246               475,117
 Deferred income taxes..........................................................              145,527               188,158
 Bad debt expense...............................................................                  ---               103,728
 Changes in assets and liabilities, net of acquisitions:
  Accounts receivable...........................................................              294,098              (714,009)
  Inventories...................................................................             (871,903)             (735,804)
  Other current assets..........................................................              193,950               149,090
  Other assets..................................................................             (192,655)             (448,547)
  Accounts payable and accrued liabilities......................................            1,106,129             1,260,489
                                                                                          -----------            ----------

  Net cash provided by operating activities.....................................            1,819,686             1,221,067
                                                                                          -----------            ----------

Cash flows from investing activities
 Capital expenditures...........................................................              (33,609)             (142,602)
 Acquisitions, net of cash acquired.............................................                  ---              (437,065)
 Purchase of license agreement..................................................                  ---              (200,000)
                                                                                          -----------            ----------
Net cash used in investing activities...........................................              (33,609)             (779,667)
                                                                                          -----------            ----------

Cash flows from financing activities:
 Net repayment of lines of credit...............................................             (733,108)             (503,920)
 Borrowings of long term debt...................................................            6,000,000                   ---
 Repayments of long term debt...................................................           (6,580,654)             (386,720)
 Repayments of acquisition debt.................................................              (80,000)                  ---
 Payments received on notes receivable..........................................                1,767               193,960
 Proceeds from exercise of stock options........................................                  ---                53,550
 Purchase of common stock warrants..............................................              (13,175)                  ---
 Dividends......................................................................              (11,372)               (6,185)
                                                                                          -----------            ----------

 Net cash used in financing activities..........................................           (1,416,542)             (649,315)
                                                                                          -----------            ----------

Cumulative currency translation adjustment......................................              (76,297)              (15,350)
                                                                                          -----------            ----------

Net increase (decrease) in cash.................................................              293,238              (223,265)
Cash and cash equivalents at beginning of period................................              397,817               829,063
                                                                                          -----------            ----------
Cash and cash equivalents at end of period......................................          $   691,055            $  605,798
                                                                                          ===========            ==========

Supplemental disclosure of cash flow information
 Interest paid..................................................................          $   585,003            $  553,811
 Income taxes paid..............................................................          $    20,603            $  403,550

The accompanying notes are an integral part of these statements.

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.   Basis of Presentation
          ---------------------

          The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 2001, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended May 31, 2001 are not necessarily indicative of the results for the full fiscal year ending February 28, 2002.

Note 2.   Inventories
          -----------

          The major classes of inventories are as follows:

                                                                    May 31, 2001          February 28, 2001
                                                                    ------------          -----------------
Raw materials and work-in process......................             $ 4,400,072               $ 4,957,226
Finished goods.........................................              16,604,416                15,175,359
                                                                    -----------               -----------
                                                                    $21,004,488               $20,132,585
                                                                    ===========               ===========

Note 3.   Earnings per Share
          ------------------

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

          For the three months ended May 31, 2001 and 2000 and as adjusted for the stock split (see Note 4), the weighted average number of basic shares of common stock outstanding amounted to 3,381,618 and 3,360,118, respectively. For the three months ended May 31, 2001 and 2000, the weighted average number of diluted shares of common stock outstanding amounted to 3,381,618 and 3,388,067 respectively.

Note 4.   Equity
          ------

          On June 6, 2000, the Board of Directors declared a five for four stock split of the Company's common stock, effected in the form of a stock dividend that was paid on August 1, 2000. As a result of this action, approximately 673,000 shares were issued to shareholders of record on July 17, 2000. Par value of the common stock remained at $0.001 per share and accordingly, $673 was transferred from retained earnings to common stock.

          The effect on earnings per share was a reduction of $0.04 and $0.07 per share for the three months ended May 31, 2001 and 2000, respectively. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

Note 5.   Comprehensive Income
          --------------------

          The Company records comprehensive income in accordance with Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. During the first quarter of fiscal 2001 and fiscal 2000, the Company's comprehensive income totaled $527,997 and $927,495, respectively.

Note 6.   License Agreement
          -----------------

          Effective May 15, 2000, the Company entered into an agreement to license the distribution rights of tackless carpet strip to U.S. flooring products distributors. Under the terms of the agreement, the Company will receive $2,750,000 at a predetermined rate based on cartons of tackstrip sold. The Company is guaranteed a minimum of $400,000 per year. In addition, the Company will continue to sell tackless carpet strip to the Home Center and International markets. For the three months ended May 31, 2000, the Company sold approximately $2,935,000 of tackless carpet strip to U.S. flooring products distributors. There were no sales of this product to these distributors for the three months ended May 31, 2001.

Note 7.   Non-cash Investing and Financing Activities
          -------------------------------------------

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
                                                  ========

Note 8.   Debt Refinancing
          ----------------

          On April 5, 2001, the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bears an interest rate of 15% and matures on April 5, 2007. Beginning July 1, 2005, the Company is required to make equal quarterly principal payments through April 5, 2007. The agreement also provides for an additional 3% interest if the Company does not meet certain financial covenants. In addition, the Company issued 325,000 10-year warrants which have an exercise price of $3.63 per share (the "Put Warrants"). These Put Warrants can be put to the Company on and after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may call these Put Warrants on and after April 5, 2007 based on the same criteria. The Company has recorded a liability for the Put Warrants based on an independent appraisal. Changes to the future fair value of the Put Warrants will be recorded in accordance with SFAS 133. The resulting discount of the subordinated credit facility will be amortized over the life of the debt.

          Further, in April 2001, the Company obtained an additional term loan from its primary lending institution. This loan, in the amount of $1,500,000, is payable in equal quarterly installments commencing July 1, 2001 and ending on April 1, 2003. The interest rate for this loan is LIBOR plus 2.75% and is partially guaranteed by the Chairman and Chief Executive Officer of the Company.

Note 9.   Future Effects of Recently Issued Accounting Pronouncements
          -----------------------------------------------------------

          In 1998, SFAS No. 133, "Accounting of Derivative Instruments and Hedging Activities," was issued and in June 2000, SFAS No. 138 was issued, which amends and clarifies certain guidance in SFAS No. 133. These statements establish accounting and reporting standards for derivative instruments and must be adopted no later than fiscal 2002. The statement requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. The Company implemented SFAS No. 133 in the first quarter of fiscal 2002 and adoption did not have a significant impact on the Company's financial position or results of operations.

          In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Costs" and the related revenue. The Company adopted EITF 00-10 in fiscal 2001 and classifies all shipping and handling costs as a separate operational expense.

          The EITF issued EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." This guidance requires that obligations for cash rebates offered to customers who achieve specified cumulative levels of revenue transactions be recognized as a reduction of revenue based on a systematic and rational allocation to each of the underlying revenue transactions that result in plain progress towards the rebate. The EITF also issued EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue addresses when consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. The Company adopted EITF No. 00-22 and 00-25 in the first quarter of 2002 and has determined that it is currently in compliance with the consensuses. Further, such adoption did not have a significant impact on the Company's financial position or results of operations.

Note 10.  Presentation
          ------------

          Certain amounts in the May 31, 2000 presentation have been reclassified to conform to the May 31, 2001 presentation.

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

Results of Operations

          Three months ended May 31, 2001 compared to three months ended May 31, 2000

          Net sales for the three months ended May 31, 2001 (the "fiscal 2002 period") were approximately $28,886,000, compared to $31,605,000 for the three months ended May 31, 2000 (the "fiscal 2001 period"), a decrease of $2,719,000 or 8.6%. Sales to the Company's home center customer base increased; however, this increase was offset by a decline in sales to the specialty distributor customer base resulting from the Company's decision to discontinue the sale of tackless carpet strip to these customers. As described elsewhere herein, the Company licensed the rights of sale of this product to the specialty distributors to a third party. Sales of tackless carpet strip for the fiscal 2001 period amounted to approximately $2,935,000. Selling prices remained relatively stable during the comparable periods.

          Gross profit for the fiscal 2002 period was approximately $9,755,000, compared to $9,850,000 for the fiscal 2001 period, a decrease of $95,000 or 1.0%. As a percentage of net sales, gross profit increased to 33.8% in the fiscal 2002 period from 31.2% in the fiscal 2001 period. This increase resulted principally from the discontinuance of the sale, to domestic distributors, of the low margin tackstrip product and the benefits derived from the Company's ability to lower its material cost on certain of its product lines. These increases to gross profit were slightly offset by additional domestic customer incentives and a reduction in gross margin at the foreign subsidiaries.

          Shipping expenses for the fiscal 2002 period were approximately $2,509,000, compared to $2,374,000 for the fiscal 2001 period, an increase of $135,000 or 5.7%. As a percentage of net sales, these expenses increased to 8.7% in the fiscal 2002 period from 7.5% in the fiscal 2001 period, primarily as a result of an increase in freight rates charged by common carriers and expenses incurred in the repositioning of the Company's inventory among its warehouses. The actual increase is a result of the higher sales volume to the Company's home center customer base and an absorption, by the Company, of a higher percentage of freight costs to its domestic distributors.

          General and administrative expenses for the fiscal 2002 period were approximately $2,692,000, compared with $2,701,000 for the fiscal 2001 period, a decrease of $9,000 or 0.3%. As a percentage of net sales, these expenses increased to 9.3% in the fiscal 2002 period from 8.5% in the fiscal 2001 period principally due to the absorption of certain fixed costs over a reduced sales volume. A decline in the general and administrative operating expenses was offset by increased amortization resulting from companies acquired in fiscal 2000.

          Selling and marketing costs for the fiscal 2002 period were approximately $2,990,000, compared to $2,783,000 for the fiscal 2001 period, an increase of $207,000 or 7.4%. As a percentage of net sales, these expenses increased to 10.3% in the fiscal 2002 period from 8.8% in the fiscal 2001 period principally as a result of an increase in commission rates paid to the Company's sales force and an increase in marketing allowance rates to one of the Company's major customers. The actual increase was primarily due to increased commissions resulting from the higher sales volume principally to home center customers and an increase in special marketing incentives to one of the Company's major customers.

          Interest income declined $32,000 and interest expense increased $166,000, respectively during the fiscal 2002 period compared to the fiscal 2001 period. Interest expense increased primarily as a result of the increase in borrowings associated with the increase in inventory and accounts receivable resulting from higher sales volumes and funds expended for prior acquisitions. Additionally, there was an increase in the borrowing rate applied to the Company's debt.

          Provision for income taxes was approximately $371,000 in the fiscal 2002 period compared to $580,000 in the fiscal 2001 period, a decrease of $209,000 or 36.0%. The estimated effective tax rate was approximately 38.1% for the fiscal 2002 and fiscal 2001 periods. The estimated effective tax rate is based upon the most recent effective tax rates available.

          Net income for the fiscal 2002 period decreased to $604,000 from $943,000 in the fiscal 2001 period, a decrease of $339,000 or 35.9%. Net income as a percentage of net sales decreased to 2.1% in fiscal 2002 compared to 3.0% in fiscal 2001, primarily for the reasons discussed above.

Liquidity and Capital Resources

          Working capital as of May 31, 2001 increased to approximately $10,026,000 from approximately $9,788,000 at February 28, 2001, an increase of $238,000 primarily as a result of an increase in the Company's operations offset by a net payment of long term debt. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

          Net cash provided by operating activities during the fiscal 2002 period was $1,820,000 compared to $1,221,000 during the fiscal 2001 period. The change was primarily due to a decrease in the Company's operations offset by a decrease in accounts receivable. Net cash used in investing activities was $34,000 in the fiscal 2002 period compared to $780,000 for the fiscal 2001 period. The decrease was primarily due to expenses associated with acquisitions in the fiscal 2001 period.

          Net cash used in financing activities was $1,417,000 during the fiscal 2002 period compared to $649,000 in the fiscal 2001 period due primarily to repayments of lines of credit, long term debt and subordinated debt.

          The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement, which was amended on April 5, 2001, provides for borrowings of up to $18,000,000 against a fixed percentage of eligible accounts receivable and inventory. Interest is payable based on a sliding scale depending on the Company's senior debt to EBITDA ranging from LIBOR plus 1.75% to LIBOR plus 2.5%. This facility terminates in July 2003 and is collateralized by substantially all of the Company's assets. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibits the payment of dividends, except with the lender's consent. Prior to this amendment the Company was allowed to borrow up to $16,500,000 based on the same fixed percentage of eligible accounts receivable and inventory. Interest was charged on a sliding scale. As of May 31, 2001, interest was at LIBOR (4.08 at May 31, 2001) plus 2.00%. At May 31, 2001, the Company had $3,043,000 available for future borrowings under its existing facilities. The Company's Chilean subsidiary has a revolving credit facility with a financial institution which permits borrowings of up to $50,000 with interest at 18% per year. The facility is secured by a standby letter of credit given by the Company. This facility expires on August 31, 2001. At May 31, 2001 the Chilean subsidiary had approximately $13,000 available for future borrowings under the credit facility. The Company's Australian subsidiary also has an overdraft facility which allows it to borrow against a certain percentage of inventory and receivables. At May 31, 2001 the maximum permitted borrowing was approximately $300,000 and was fully utilized. In connection with the acquisition of Roberts Consolidated Industries, Inc., the Company issued $7,500,000 of subordinated debentures. These debentures matured and were paid in April 2001 and bore interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount was amortized over the life of the debentures. On April 5, 2001 the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bears an interest rate of 15% and matures in six years. Equal quarterly payments are required beginning in year five. The agreement also provides for an additional 3% interest if the Company does not meet certain financial covenants. In addition, the Company issued 325,000 10-year warrants which have an exercise price of $3.63 per share. These warrants can be put to the Company after the fifth year based on criteria set forth in the warrant agreement. In addition, the Company may call these warrants after the sixth year based on the same criteria. Further, in April 2001, the Company obtained an additional term loan from its primary lending institution. This loan, in the amount of $1,500,000, is payable in equal quarterly installments commencing July 1, 2001 and ending on April 1, 2003. The interest rate for this loan is LIBOR plus 2.75% and is partially guaranteed by the Chairman and Chief Executive Officer of the Company.

          In connection with certain acquisitions, the Company issued five notes to the respective sellers. Two of the notes, aggregating approximately $1,260,000, were paid in the second quarter of fiscal 2001 and were non-interest bearing. The third note, having an original principal balance of $900,000, is payable in equal installments over a three year period with interest at the Company's prevailing borrowing rate. The amount outstanding on this note at May 31, 2001 is $600,000. The fourth note, in the principal amount of $825,000, is payable in three installments of $312,500 in December 2000 and

2001 and $200,000 in December 2003 with interest fixed at $12,500, $12,500 and $25,000, respectively. The fifth note in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005.

          On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedges the Company's exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap is to convert the Company's floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had one with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the three months ended May 31, 2001, the Company reduced interest expense by approximately $12,000 as a result of the interest rate swap agreements that were in place during that period. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreement. The Company does not anticipate rate non-performance by such lender, and no material loss would be expected from the non-performance of the lender.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES FROM MARKET RISK

          On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedges the Company's exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap is to convert the Company's floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had one with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the three months ended May 31, 2001, the Company reduced interest expense by approximately $12,000 as a result of the interest rate swap agreements that were in place during that period. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreement. The Company does not anticipate rate non-performance by such lender, and no material loss would be expected from the non-performance of the lender.

          The Company averaged approximately $10,546,000 of variable rate debt not covered by the interest rate swap agreements during the quarter ended May 31, 2001. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $18,000.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          There have been no material developments in any litigation proceedings to which the Company is a party since the Company's report on Form 10-K was filed with the Securities and Exchange Commission on May 29, 2001.

Item 2.   Changes in Securities
          ---------------------

          On April 5, 2001, in connection with the consummation of a loan transaction, the Company issued to one of its lenders warrants to purchase up to 325,000 shares of the Company's common stock at an exercise price of $3.63 per share. The warrants are exercisable until April 5, 2011. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, based on representations that the Company received from the lender.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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

_______________

          (b)  Reports on Form 8-K

               There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended May 31, 2001.

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Q.E.P. CO., INC.

Dated:  July 13, 2001               By:   /S/ Lewis Gould
                                          --------------------------------------
                                          Chairman, Chief Executive Officer and
                                          Director (Principal Executive Officer)




Dated:  July 13, 2001               By:   /S/ Marc Applebaum
                                          --------------------------------------
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)