Form 10-Q
period 2001-08-31
QEP CO INC
filed 2001-10-12
CIK 1017815

                                   FORM 10-Q


                       Securities and Exchange Commission
                            Washington, D.C.  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:           August 31, 2001
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

                                Yes  X       No  _______
                                    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 12, 2001: 3,381,190 shares of common stock, par value $.001 per share.

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Consolidated Balance Sheets
          August 31, 2001 (Unaudited) and February 28, 2001*.........................................    3
   Consolidated Statements of Income (Unaudited)
          For the Six and Three Months Ended August 31, 2001 and 2000................................    4
   Consolidated Statements of Cash Flows (Unaudited)
          For the Six Months Ended August 31, 2001 and 2000..........................................    5

   Notes to Consolidated Financial Statements........................................................    6

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations....   10

   Item 3 - Qualitative and Quantitative Disclosures about Market Risk...............................   15

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings........................................................................   16

   Item 4 - Submission of Matters to a Vote of Security Holders......................................   16

   Item 6 - Exhibits and Reports on Form 8-K.........................................................   17

   Signatures........................................................................................   18


* The February 28, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

PART I.    FINANCIAL INFORMATION
ITEM I.    FINANCIAL STATEMENTS

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     AUGUST 31, 2001 AND FEBRUARY 28, 2001

                                                                                        August 31, 2001      February 28, 2001
                                                                                      --------------------  -------------------
                                                                                          (UNAUDITED)
                                            ASSETS
CURRENT ASSETS
 Cash and cash equivalents...........................................................      $   212,122          $   397,817
 Accounts receivable, less allowance for doubtful accounts of $420,000 and
  $662,000 at August 31, 2001 and February 28, 2001, respectively....................       16,664,701           17,576,040
 Notes receivable....................................................................           21,844               21,845
 Inventories.........................................................................       22,497,614           20,132,585
 Prepaid expenses....................................................................        1,389,897            1,582,627
 Deferred Income Taxes...............................................................          582,107              582,107
                                                                                           -----------          -----------
  Total current assets...............................................................       41,368,285           40,293,021

Property and equipment, net..........................................................        6,681,986            7,155,327

Deferred income taxes................................................................          728,041            1,019,095
Intangible assets, net...............................................................       15,363,763           15,366,260
Notes receivable.....................................................................           30,794               33,886
Other assets.........................................................................          179,419              168,165
                                                                                           -----------          -----------
TOTAL ASSETS.........................................................................      $64,352,288          $64,035,754
                                                                                           ===========          ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

 Lines of credit.....................................................................      $16,449,478          $15,484,622
 Acquisition notes payable...........................................................          932,500              932,500
 Current maturities of long term debt................................................        2,073,442            2,016,385
 Accounts payable....................................................................        9,552,879            8,947,842
 Accrued liabilities.................................................................        2,160,344            3,123,469
                                                                                           -----------          -----------
  Total current liabilities..........................................................       31,168,643           30,504,818

Notes payable........................................................................        3,953,336            5,120,566
Acquisition notes payable............................................................        1,460,000            1,620,000
Subordinated long term debt..........................................................        3,890,625            4,500,000
Deferred income taxes................................................................          177,621              177,621
Warrant put liability................................................................          650,000                  ---

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares
  issued and outstanding at August 31, 2001 and February 28, 2001....................          336,660              336,660

 Common stock, 20,000,000 shares authorized, $.001 par value; 3,381,190 shares
  issued and outstanding at August 31, 2001 and February 28, 2001....................            3,381                3,381
 Additional paid-in capital..........................................................        9,068,703            9,082,087
 Retained earnings...................................................................       14,960,682           13,758,547
 Cost of stock held in treasury......................................................         (350,993)            (350,993)
 Accumulated other comprehensive income..............................................         (966,370)            (716,933)
                                                                                           -----------          -----------
                                                                                           $23,052,063          $22,112,749
                                                                                           -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $64,352,288          $64,035,754
                                                                                           ===========          ===========

The accompanying notes are an integral part of these statements

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
      FOR THE SIX MONTHS AND THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
                                  (UNAUDITED)

                                                         Six Months Ended                         Three Months Ended
                                                         ----------------                         ------------------

                                                August 31, 2001     August 31, 2000       August 31, 2001     August 31, 2000
                                                ---------------     ---------------       ---------------     ---------------
Net Sales.....................................    $56,153,464         $59,799,196           $27,267,023         $28,196,214
Cost of goods sold............................     37,244,340          40,563,517            18,112,995          18,807,894
                                                  -----------         -----------           -----------         -----------
  Gross profit................................     18,909,124          19,235,679             9,154,028           9,388,320
                                                  -----------         -----------           -----------         -----------

Costs and expenses
  Shipping....................................      4,842,295           4,775,320             2,333,607           2,403,934
  General and administrative..................      5,118,264           5,044,665             2,425,841           2,343,244
  Selling and marketing.......................      5,978,451           5,628,848             2,988,290           2,845,855
  Other (income) expense......................       (221,875)            (46,097)             (169,397)            (71,753)
                                                  -----------         -----------           -----------         -----------
                                                   15,717,135          15,402,736             7,578,341           7,521,280
                                                  -----------         -----------           -----------         -----------

Operating income..............................      3,191,989           3,832,943             1,575,687           1,867,040

Interest income...............................            423              43,413                   232              11,288
Interest expense..............................     (1,233,241)           (971,991)             (592,424)           (497,149)
                                                  -----------         -----------           -----------         -----------

Income before provision for income taxes......      1,959,171           2,904,365               983,495           1,381,179

Provision for income taxes....................        745,874           1,106,491               374,492             526,150
                                                  -----------         -----------           -----------         -----------

Net income....................................    $ 1,213,297         $ 1,797,874           $   609,003         $   855,029
                                                  ===========         ===========           ===========         ===========

Basic and diluted net income per                        $0.36               $0.53                 $0.18               $0.25
 common share.................................    ===========         ===========           ===========         ===========


The accompanying notes are an integral part of these statements.

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX  MONTHS ENDED AUGUST 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                                             Six Months Ended
                                                                                   August 31, 2001       August 31, 2000
                                                                                   ---------------       ---------------
Cash flows from operating activities:
Net income.....................................................................      $ 1,213,297           $ 1,797,874
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of equipment......................................................              ---               (74,421)
Depreciation and amortization..................................................        1,068,270               984,577
Bad debt expense...............................................................           38,021                50,449
Deferred income taxes..........................................................          291,054               376,315
Changes in assets and liabilities, net of acquisitions:
   Accounts receivable.........................................................          873,318              (140,300)
   Inventories.................................................................       (2,365,029)           (2,076,184)
   Prepaid expenses............................................................          192,730               269,159
   Other assets................................................................         (409,993)             (768,805)
   Accounts payable and accrued liabilities....................................         (358,088)              716,982
                                                                                     -----------           -----------

   Net cash provided by operating activities...................................          543,580             1,135,646
                                                                                     -----------           -----------

Cash flows from investing activities:
   Capital expenditures........................................................         (166,242)             (566,878)
   Purchase of license agreement...............................................              ---              (200,000)
   Acquisitions, net of cash acquired..........................................              ---            (1,116,517)
   Proceeds from sale of fixed assets..........................................              ---                75,000
                                                                                     -----------           -----------

   Net cash used in investing activities.......................................         (166,242)           (1,808,395)
                                                                                     -----------           -----------

Cash flow from financing activities:
   Net borrowings under lines of credit........................................          964,856             3,047,629
   Borrowings of long term debt................................................        6,000,000                   ---
   Repayments of long-term debt................................................       (7,096,999)             (671,649)
   Repayment of acquisition notes payable......................................         (160,000)           (1,690,243)
   Payments received on notes receivable.......................................            3,092               257,683
   Proceeds from exercise of stock options.....................................              ---                63,750
   Purchase of treasury stock..................................................              ---              (231,189)
   Purchase of common stock warrants...........................................          (13,173)                  ---
   Dividends...................................................................          (11,372)               (6,185)
                                                                                     -----------           -----------

   Net cash (used in) provided by financing activities.........................         (313,596)              769,796
                                                                                     -----------           -----------

Cumulative currency translation adjustment.....................................         (249,437)              (36,156)

Net (decrease) increase in cash................................................         (185,695)               60,891
Cash and cash equivalents at beginning of period...............................          397,817               829,063
                                                                                     -----------           -----------
Cash and cash equivalents at end of period.....................................      $   212,122           $   889,954
                                                                                     ===========           ===========

Supplemental disclosure of cash flow information:
   Interest paid...............................................................      $ 1,186,423           $   834,041
   Income taxes paid...........................................................      $   184,915           $ 1,195,473


The accompanying notes are an integral part of these statements.

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


Note 1.  Basis of Presentation
         ---------------------

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2001, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six and three months ended August 31, 2001 are not necessarily indicative of the results for the full fiscal year ending February 28, 2002.

Note 2.  Inventories
         -----------

         The major classes of inventories are as follows:

                                       August 31, 2001   February 28, 2001
                                       ---------------   -----------------
Raw materials and work-in-process..      $ 4,065,588        $ 4,957,226
Finished goods.....................       18,432,026         15,175,359
                                         -----------        -----------
                                         $22,497,614        $20,132,585
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

         For the six months and the three months ended August 31, 2001, the weighted average number of basic shares of common stock outstanding amounted to 3,381,190. For the six months and three months ended August 31, 2000, the weighted average number of basic shares of common stock outstanding amounted to 3,364,640 and 3,368,663, respectively. For the six months ended August 31, 2001 and August 31, 2000, the weighted average number of diluted shares of common stock outstanding amounted to 3,383,259 and 3,404,736, respectively. For the three months ended August 31, 2001 and August 31, 2000, the weighted average number of diluted shares of common stock outstanding amounted to 3,384,900 and 3,408,759, respectively.

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

         The effect on earnings per share was a reduction of $0.09 and $0.13 per share for the six months ended August 31, 2001 and 2000, respectively, and a reduction of $0.04 and $0.06 per share for the three months ended August 31, 2001 and 2000, respectively. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

Note 5.  Comprehensive Income
         --------------------

         The Company records comprehensive income in accordance with Financial Accounting Standards (SFAS) No. 130, "Reporting comprehensive Income." SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

         For the six months ended August 31, 2001 and 2000, the Company's comprehensive income totaled $963,860 and $1,761,718, respectively. For the three months ended August 31, 2001 and 2000, the Company's comprehensive income totaled $435,863 and $834,223, respectively.

Note 6.  License Agreement
         -----------------

         Effective May 15, 2000, the Company entered into an agreement to license the distribution rights of tackless carpet strip to U.S. flooring products distributors. Under the terms of the agreement, the Company will receive $2,750,000 at a predetermined rate based on cartons of tackstrip sold by the licensee. The Company is guaranteed to receive a minimum of $400,000 per year. In addition, the Company will continue to sell tackless carpet strip to the home center and international markets. Sales for the six months ended August 31, 2000 of tackless carpet strip to U.S. flooring products distributors were approximately $2,910,000. These sales occurred predominantly in the first three months of the fiscal year.

Note 7.  Non-cash Investing and Financing Activities
         -------------------------------------------

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
                                                            ==========

Note 8.  Debt Refinancing
         ----------------

         On April 5, 2001, the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bears an interest rate of 15% and matures on April 5, 2007. Beginning July 1, 2005, the Company is required to make equal quarterly principal payments through April 5, 2007. The agreement also provides for an additional 3% interest if the Company does not meet certain financial covenants. In addition, the Company issued to HillStreet Fund LP 325,000 10-year warrants which have an exercise price of $3.63 per share (the "Put Warrants"). These Put Warrants can be put to the Company on and after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may call these Put Warrants on and after April 5, 2007 based on the same criteria. The Company has recorded a liability for these Put Warrants based on an independent appraisal. Changes to the future fair value of the Put Warrants will be recorded in accordance with SFAS 133. The resulting discount of the subordinated credit facility will be amortized over the life of the debt.

         Further, in April 2001, the Company obtained an additional term loan from its primary lending institution. This loan, in the amount of $1,500,000, is payable in equal quarterly installments commencing July 1, 2001 and ending on April 1, 2003. The interest rate for this loan is LIBOR plus 2.75% and the loan is partially guaranteed by the Chairman and Chief Executive Officer of the Company.

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

         The EITF issued EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to Be Delivered in the Future." This guidance requires that obligations for cash rebates offered to customers who achieve specified cumulative levels of revenue transactions be recognized as a reduction of revenue based on a systematic and rational allocation to each of the underlying revenue transactions that result in plain progress towards the rebate. The EITF also issued EITF 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue addresses when consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. The Company adopted EITF No. 00-22 and 00-25 in the first quarter of fiscal 2002 and has determined that it is currently in compliance with the consensuses. Further, such adoption did not have a significant impact on the Company's financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, while SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently evaluating the effect of these statements on the Company's financial position and results of operations.

Note 10. Reclassifications
         -----------------

         Certain amounts in the 2000 presentation have been reclassified to conform to the 2001 presentation.

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

     This report contains certain forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends," "expects," or "anticipates" and other similar anticipatory expressions, are generally forward-looking and are made only as of the date of this report and are not related to historical results. Such statements contain primarily in this item 2, include statements relating to the Company's anticipated revenues from its distribution agreement for tackless carpet strip, performance by the lender in the interest rate swap agreement signed in December 2000, and the adequacy of the Company's liquidity sources to meet the Company's working capital needs and anticipated expenditures. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the Company's anticipation of performance by distributors of its tackless carpet strip, the Company's anticipation of the performance by the lender under the interest rate swap agreements and its assessment of the effect of any non-performance by the lender under the interest rate swap agreements, the assumption upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company's ability to satisfy its working capital needs and to finance its anticipated capital expenditures which could prove to be different than expected, the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's ability to successfully manage and integrate the business and operations of its newly acquired entities, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the Company, the Company's ability to accurately predict the number and type of employees required to conduct its European operations and the compensation required to be paid to such personnel, any increase in the level of current taxes or the imposition of additional taxes in connection with the Henderson, Nevada facility, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

Results of Operations

     Six months ended August 31, 2001 compared to six months ended August 31,
2000

          Net sales for the six months ended August 31, 2001 were approximately $56,153,000 compared to approximately $59,799,000 for the six months ended August 31, 2000, a decrease of $3,646,000 or 6.1%. This decrease includes the effect of the license of the Company's distributor tack strip business. Sales of tack strip during the comparable fiscal 2001 period that the license agreement was in effect were $2,910,000. The Company has also experienced a decline in its distribution business both domestically and internationally. This negative impact was offset by an increase in sales to home center retailers, principally as a result of new store openings and new product introduction to existing stores. Selling prices remained relatively stable during the period.

          Gross profit for the fiscal 2002 period was approximately $18,909,000 compared to $19,236,000 for the fiscal 2001 period, a decrease of $327,000 or 1.7%. As a percentage of net sales, gross profit increased to 33.7% in the fiscal 2002 period from 32.2% in the fiscal 2001 period. This increase was primarily the result of a change in the Company's domestic product mix towards higher margin products and the discontinuance of the sale to domestic distributors of the low margin tack strip business.

          Shipping expenses for the fiscal 2002 period were approximately $4,842,000 compared to $4,775,000 for the fiscal 2001 period, an increase of $67,000 or 1.4%. As a percentage of net sales, these expenses increased to 8.6% in the fiscal 2002 period from 8.0% in the fiscal 2001 period primarily as a result of certain fixed costs being absorbed by a smaller sales volume after the licensing of the tack strip business. The actual increase is a result of an absorption, by the Company, of a higher percentage of freight costs to its domestic distributors.

          General and administrative expenses for the fiscal 2002 period were approximately $5,118,000 compared with approximately $5,045,000 for the fiscal 2001 period, an increase of $73,000 or 1.5%. As a percentage of net sales, these expenses increased to 9.1% in the fiscal 2002 period from 8.4% for the fiscal 2001 period. The actual increase was the result of goodwill amortization resulting from companies acquired in fiscal 2000, partially offset by a reduction of expenses at the Company's domestic divisions.

          Selling and marketing costs for the fiscal 2002 period were approximately $5,978,000 compared to $5,629,000 for the fiscal 2001 period, an increase of $349,000 or 6.2%. As a percentage of net sales, these expenses increased to 10.6% in the fiscal 2002 period from 9.4% in the fiscal 2001 period, principally due to a reduced sales volume after the licensing of the tack strip business and an increase in marketing allowance rates to one of the Company's major customers. The actual increase is the result of increased commissions and marketing allowances paid resulting from the increase in sales to the home center customers and the amortization of certain allowance costs given to a major customer of the Company.

          Interest income for the fiscal 2002 period was approximately $423 compared to $43,000 in the fiscal 2001 period. Interest expense for the fiscal 2002 period was approximately $1,233,000 compared to approximately $972,000 in the fiscal 2001 period. Interest expense increased as a result of an increase in borrowings under the Company's line of credit facilities to fund working capital needs together with an increase in the borrowing rate applied to the Company's debt offset in part by a reduction of long-term debt.

          Provision for income taxes was approximately $746,000 in the fiscal 2002 period compared to approximately $1,106,000 in the fiscal 2001 period, a decrease of $360,000 or 32.5%. The effective tax rate was approximately 38.1% for the fiscal 2002 and fiscal 2001 periods. The estimated effective tax rate is based upon the most recent effective tax rates available.

          As a result of the above, net income for the fiscal 2002 period decreased to $1,213,000 from $1,798,000 in the fiscal 2001 period, a decrease of $585,000 or 32.5%. Net income as a percentage of net sales decreased to 2.2% in the fiscal 2002 period compared to 3.0% in the fiscal 2001 period.

Three months ended August 31, 2001 compared to three months ended August 31, 2000.

          Net sales for the three months ended August 31, 2001 were approximately $27,267,000 compared to approximately $28,196,000 for the three months ended August 31, 2000, a decrease of $929,000 or 3.3%. This decrease is primarily a result of a decrease in the Company's distribution business both domestically and internationally offset by an increase in the sales to Home Center customers.

          Gross profit for the fiscal 2002 period was approximately $9,154,000 compared to approximately $9,388,000 in the fiscal 2001 period, a decrease of $234,000 or 2.5%. As a percentage of net sales, gross profit increased from 33.3% in the fiscal 2001 period to 33.6% in the fiscal 2002 period due to a change in the Company's domestic product mix towards higher margin products and a reduction in certain raw material costs.

          Shipping expenses for the fiscal 2002 period were approximately $2,334,000 compared to approximately $2,404,000 for the fiscal 2001 period, a decrease of $70,000 or 2.9%. As a percentage of net sales, these expenses increased to 8.6% in the fiscal 2002 period from 8.5% in the fiscal 2001 period primarily due to a change in the Company's freight policy resulting in increased costs for certain domestic distributor customers and the Company's fixed expenses being spread over lower sales. The actual decrease was primarily caused by the decrease in sales volume.

          General and administrative expenses for the fiscal 2002 period were approximately $2,426,000 compared to approximately $2,343,000 for the fiscal 2001 period, an increase of $83,000 or 3.5%. As a percentage of net sales, general and administrative expenses increased from 8.3% in the fiscal 2001 period to 8.9% in the fiscal 2002 period, reflecting the absorption of fixed costs over a lower sales volume. The actual increase was primarily the result of goodwill amortization resulting from prior acquisitions.

          Selling and marketing costs for the fiscal 2002 period were approximately $2,988,000 compared to approximately $2,846,000 for the fiscal 2001 period, an increase of $142,000 or 5.0%. As a percentage of net sales, these expenses increased to 10.9% in the fiscal 2002 period from 10.1% in the fiscal 2001 period. The percentage increase is primarily the result of increased costs being spread over a reduced sales volume and an increase in marketing allowances granted to a major customer. The actual increase is a result of an increase in commissions and allowances resulting from higher sales to the Company's Home Center customers and an amortization of certain marketing allowances.

          Interest income for the fiscal 2002 period was approximately $232 compared to approximately $11,000 in the fiscal 2001 period. Interest expense for the fiscal 2002 period was approximately $592,000 compared to approximately $497,000 in the fiscal 2001 period. Interest expense increased as a result of the increase in borrowings under the Company's line of credit facilities and an increase in borrowing rates applied to the Company's debt.

          Provision for income taxes was approximately $374,000 in the fiscal 2002 period compared to approximately $526,000 for the fiscal 2001 period, a decrease of $152,000 or 28.9%. The estimated tax rate was approximately 38.1% for the fiscal 2002 and fiscal 2001 periods. The estimated effective tax rate is based upon the most recent effective tax rates available.

          As a result of the above, net income for the fiscal 2002 period was approximately $609,000 compared to approximately $855,000 for the fiscal 2001 period, a decrease of $246,000 or 28.8%. Net income as a percentage of net sales decreased to 2.2% in the fiscal 2002 period compared to 3.0% in the fiscal 2001 period.

Liquidity and Capital Resources

          Working capital as of August 31, 2001 increased from approximately $9,788,000 at February 28, 2001 to $10,200,000, an increase of $412,000, primarily as a result of an increase in the Company's income from operations. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

          Net cash provided by operating activities during the six month period ended August 31, 2001 was $544,000 compared to $1,136,000 for the comparable period in fiscal 2001. The decrease in cash provided by operating activities was primarily the result of a decrease in income from operations and an increase in inventory. Net cash used in investing activities was $166,000 compared to $1,808,000 for the comparable period in fiscal 2001. The decrease is primarily due to the cash used to purchase the newly acquired entities in fiscal 2001.

          Net cash used in financing activities was $314,000 in fiscal 2002 compared to cash provided of $770,000 in the comparable period in fiscal 2001. The change is due primarily to an increase in short term borrowings to fund working capital needs, offset by repayments of the Company's revolving credit and term loan facility, acquisition debt and subordinated debt.

     The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement, which was amended on April 5, 2001, provides for borrowings of up to $18,000,000 based upon a fixed percentage of eligible accounts receivable and inventory. Interest is payable based on a sliding scale depending on the Company's senior debt to EBITDA ranging from LIBOR plus 1.75% to LIBOR plus 2.5%. This facility terminates in July 2003 and is collateralized by substantially all of the Company's assets. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibits the payment of dividends, except with the lender's consent. Prior to this amendment the Company was allowed to borrow up to $16,500,000 based on the same fixed percentage of eligible accounts receivable and inventory. Interest was charged on a sliding scale. As of August 31, 2001, interest was at LIBOR (3.58 at August 31, 2001) plus 2.00%. At August 31, 2001, the Company had $1,431,000 available for future borrowings under its existing facilities. Further, in April 2001, the Company obtained an additional term loan from its primary lending institution. This loan, in the amount of $1,500,000, is payable in equal quarterly installments commencing July 1, 2001 and ending on April 1, 2003. The interest rate for this loan is LIBOR plus 2.75% and the loan is partially guaranteed by the Chairman and Chief Executive Officer of the Company.

          The Company's Chilean subsidiary has a revolving credit facility with a financial institution which permits borrowings of up to $50,000 with interest at 18% per year. The facility is secured by a standby letter of credit given by the Company. This facility expires on November 30, 2001. At August 31, 2001 the Chilean subsidiary had approximately $16,000 available for future borrowings under the credit facility. The Company's Australian subsidiary also has an overdraft facility which allows it to borrow against a certain percentage of inventory and receivables. At August 31, 2001 the maximum permitted borrowing was approximately $300,000 and was fully utilized.

          In connection with the acquisition of Roberts Consolidated Industries, Inc., the Company issued $7,500,000 of subordinated debentures. These debentures matured and were paid in April 2001 and bore interest at 8%. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount was amortized over the life of the debentures. On April 5, 2001 the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bears an interest rate of 15% and matures in six years. Equal quarterly payments are required beginning in year five. The agreement also provides for an additional 3% interest if the Company does not meet certain financial covenants. In connection with the financing, the Company issued 325,000 10-year warrants which have an exercise price of $3.63 per share. These warrants can be put to the Company after the fifth year based on criteria set forth in the warrant agreement. In addition, the Company may call these warrants after the sixth year based on the same criteria.

     In connection with certain acquisitions, the Company issued five notes to the respective sellers. Two of the notes, aggregating approximately $1,260,000, were paid in the second quarter of fiscal 2001 and were non-interest bearing. The third note, having an original principal balance of $900,000, is payable in equal installments over a three year period with interest at the Company's prevailing borrowing rate. The amount outstanding on this note at August 31, 2001 is $600,000. The fourth note, in the principal amount of $825,000, is payable in three installments of $312,500 in December 2000 and 2001 and $200,000 in December 2003 with interest fixed at $12,500, $12,500 and $25,000, respectively. The fifth note in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005.

     On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedges the Company's exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap is to convert the Company's floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had one with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the six and three months ended August 31, 2001, the Company reduced interest expense by approximately $29,000 and $18,000, respectively as a result of the interest rate swap agreements that were in place during that period. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreement. The Company does not anticipate rate non-performance by such lender, and no material loss would be expected from the non-performance of the lender.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

          On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedges the Company's exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap is to convert the Company's floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had one with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the six and three months ended August 31, 2001, the Company increased interest expense by approximately $29,000 and $18,000, respectively as a result of the interest rate swap agreements that were in place during that period. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreement. The Company does not anticipate rate non-performance by such lender, and no material loss would be expected from the non-performance of the lender.

          The Company averaged approximately $11,157,000 and $11,428,000 of debt not covered by the interest rate swap agreements during the six and three months ended August 31, 2001. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $36,000 and $19,000, respectively.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         In June 2001, the Debtor in Possession for Hechinger Investment Company of Delaware, Inc. filed a complaint in United States Bankruptcy Court to avoid and recover preferential transfers of Property under the United States Bankruptcy Court code. The Company is vigorously contesting this complaint and does not believe the outcome will have a material adverse effect on the Company.

         There have been no other material developments in any litigation proceedings to which the Company is a party since the Company's report on Form 10-K was filed with the Securities and Exchange Commission on May 29, 2001.


Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         The Annual Meeting of Shareholders of the Company was held on July 13, 2001. The following matters were voted upon at the Annual Meeting:

(i)      The election of the following eight members to the Company's Board of
         Directors:

         Leonard Gould       votes for:    2,528,863  votes withheld:    58,792
         Lewis Gould         votes for:    2,528,863  votes withheld:    58,792
         Christian Nast      votes for:    2,566,901  votes withheld:    20,754
         Emil Vogel          votes for:    2,566,901  votes withheld:    20,754
         Robert Feuerzeig    votes for:    2,534,676  votes withheld:    52,979
         David Malizia       votes for:    2,567,576  votes withheld:    20,079
         Pierre Simard       votes for:    2,561,951  votes withheld:    25,704
         Ernst Ohnell        votes for:    2,567,576  votes withheld:    20,079

         There were no broker non-votes cast with respect to this proposal.

(ii) The ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ending February 28, 2002.

         For:        2,581,630
         Against:        4,500
         Abstain:        1,525

         There were no broker non-votes cast with respect to this proposal.

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


______

         (b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended August 31, 2001.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Q.E.P. CO., INC.



Dated:  October 12, 2001           By:  /s/ Lewis Gould
                                        ----------------------------------------
                                        Lewis Gould, Chairman, Chief Executive
                                        Officer and Director (Principal
                                        Executive Officer)


Dated:  October 12, 2001           By:  /s/ Marc P. Applebaum
                                        ----------------------------------------
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)