Form 10-Q
period 2001-11-30
QEP CO INC
filed 2002-01-14
CIK 1017815

                      Securities and Exchange Commission
                             Washington D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               November 30, 2001
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

                                     Yes  X   No______
                                        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 11, 2002: 3,381,190 shares of common stock, par value $.001 per share.

                       Q.E.P. CO., INC. AND SUBSIDIARIES

                                     INDEX

                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Consolidated Balance Sheets
               November 30, 2001 (Unaudited) and February 28, 2001 *................   3
   Consolidated Statements of Income (Unaudited)
               For the Nine and Three Months Ended November 30, 2001 and 2000.......   4
   Consolidated Statements of Cash Flows (Unaudited)
               For the Nine Months Ended November 30, 2001 and 2000.................   5

   Notes to Consolidated Financial Statements.......................................   6

   Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................   9

   Item 3 - Qualitative and Quantitative Disclosures about Market Risk..............  14

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.......................................................  15

   Item 6 - Exhibits and Reports on Form 8-K........................................  15

   Signatures.......................................................................  16

* The February 28, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    November 30, 2001   February 28, 2001
                                                                                    -----------------   -----------------
                                                                                       (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents....................................................      $     342,867      $      397,817
     Accounts receivable, less allowance for doubtful accounts of $461,000
       and $662,000 at November 30, 2001 and February 28, 2001, respectively......         17,073,199          17,576,040
     Notes receivable.............................................................             21,844              21,845
     Inventories..................................................................         20,380,291          20,132,585
     Prepaid expenses.............................................................          1,361,493           1,582,627
     Deferred income taxes........................................................            582,107             582,107
                                                                                        -------------      --------------
       Total current assets.......................................................         39,761,801          40,293,021

Property and equipment, net.......................................................          6,523,064           7,155,327

Deferred income taxes.............................................................            582,517           1,019,095
Intangible assets, net............................................................         14,979,674          15,366,260
Notes receivable..................................................................             29,469              33,886
Other assets......................................................................            134,545             168,165
                                                                                        -------------      --------------

Total assets......................................................................      $  62,011,070      $   64,035,754
                                                                                        =============      ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Lines of credit..............................................................      $  16,578,511      $   15,484,622
     Acquisition notes payable....................................................            932,500             932,500
     Current maturities of long-term debt.........................................          2,032,859           2,016,385
     Accounts payable.............................................................          8,456,090           8,947,842
     Accrued liabilities..........................................................          1,671,271           3,123,469
                                                                                        -------------      --------------

       Total current liabilities..................................................         29,671,231          30,504,818

     Notes payable................................................................          3,453,817           5,120,566
     Acquisition notes payable....................................................          1,080,000           1,620,000
     Subordinated long term debt..................................................          3,917,708           4,500,000
     Deferred income taxes........................................................            177,621             177,621
     Warrant put liability........................................................            650,000                 ---

Commitments and contingencies

SHAREHOLDERS' EQUITY
     Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at November 30, 2001 and February 28, 2001,
       respectively...............................................................            336,660             336,660
     Common stock, 20,000,000 shares authorized, $.001 par value; 3,381,190 shares issued and outstanding at November 30, 2001 and February 28, 2001,
       respectively...............................................................              3,381               3,381
     Additional paid-in capital...................................................          9,068,703           9,082,087
     Retained earnings............................................................         15,291,529          13,758,547
     Cost of stock held in treasury...............................................           (350,993)           (350,993)
     Accumulated other comprehensive income.......................................         (1,288,587)           (716,933)
                                                                                        -------------      --------------
                                                                                        $  23,060,693      $   22,112,749
                                                                                        -------------      --------------
Total liabilities and shareholders' equity........................................      $  62,011,070      $   64,035,754
                                                                                        =============      ==============

The accompanying notes are an integral part of these statements

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
     FOR THE NINE MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                      Nine Months Ended             Three Months Ended
                                                                         November 30,                   November 30,
                                                                         ------------                   ------------
                                                                     2001            2000           2001            2000
                                                                     ----            ----           ----            ----
Net Sales                                                        $ 82,799,415      86,047,494    $ 26,645,951     26,306,248
Cost of goods sold..............................................   54,992,347      59,263,810      17,748,007     18,700,293
                                                                 ------------    ------------    ------------   ------------
     Gross profit...............................................   27,807,068      26,783,684       8,897,944      7,605,955
                                                                 ------------    ------------    ------------   ------------

Costs and expenses
     Shipping...................................................    7,226,292       7,206,504       2,383,997      2,489,134
     General and administrative.................................    7,608,567       7,562,038       2,490,303      2,517,373
     Selling and marketing......................................    8,884,184       8,456,013       2,905,733      2,827,165
     Restructuring charge.......................................          ---         637,462              --        637,462
     Other (income) expense, net................................     (220,774)        (87,532)          1,101        (41,435)
                                                                 ------------    ------------    ------------   ------------
                                                                   23,498,269      23,774,485       7,781,134      8,429,699
                                                                 ------------    ------------    ------------   ------------
Operating income (loss).........................................    4,308,799       3,009,199       1,116,810       (823,744)

Interest income.................................................        9,615          60,989           9,192         17,576
Interest expense................................................   (1,812,565)     (1,453,035)       (579,324)      (481,044)
                                                                 ------------    ------------    ------------   ------------

Income (loss) before provision for (benefit from) income taxes      2,505,849       1,617,153         546,678     (1,287,212)
Provision for (benefit from) income taxes.......................      954,124         616,064         208,250       (490,427)
                                                                 ------------    ------------    ------------   ------------

Net Income(loss)................................................ $  1,551,725    $  1,001,089    $    338,428   $   (796,785)
                                                                 ============    ============    ============   ============

Basic and diluted net income (loss) per common share:            $       0.46    $       0.29    $       0.10   $      (0.24)

The accompanying notes are an integral part of these statements.

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                  November 30, 2001      November 30, 2000
                                                                                  -----------------      -----------------
Cash flows from operating activities:
     Net income ..................................................................   $ 1,551,725             $ 1,001,089
     Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of equipment ...................................................            --                 (80,530)
     Depreciation and amortization ...............................................     1,541,457               1,532,277
     Provision for doubtful accounts .............................................       104,000                  76,881
     Deferred income taxes .......................................................       436,580                 564,473
     Changes in assets and liabilities, net of acquisitions
       Accounts receivable .......................................................       398,841                 946,731
       Inventories ...............................................................      (247,706)             (2,551,738)
       Prepaid expenses ..........................................................       221,134                 371,945
       Other assets ..............................................................       (80,897)               (617,194)
       Accounts payable and accrued liabilities ..................................    (1,943,950)                482,355
                                                                                     -----------             -----------

       Net cash provided by operating activities .................................     1,981,184               1,726,289
                                                                                     -----------             -----------

Cash flows from investing activities
       Capital expenditures ......................................................      (285,940)             (1,564,285)
       Purchase of license agreement .............................................            --                (200,000)
       Proceeds from sale of fixed assets ........................................            --                 150,000
       Acquisitions, net of cash acquired ........................................            --              (1,116,517)
                                                                                     -----------             -----------

       Net cash used in investing activities .....................................      (285,940)             (2,730,802)
                                                                                     -----------             -----------

Cash flows from financing activities:
       Net borrowings under lines of credit ......................................     1,093,889               4,516,175
       Borrowings of long-term debt ..............................................     6,000,000                      --
       Repayments of long-term debt ..............................................    (7,704,718)             (1,023,235)
       Repayments of acquisition notes payable ...................................      (540,000)             (2,070,343)
       Proceeds from exercise of stock options ...................................            --                 136,008
       Purchase of treasury stock ................................................            --                (241,365)
       Payments received on notes receivable .....................................         4,418                 346,515
       Purchase of common stock warrants .........................................       (13,175)                     --
       Dividends .................................................................       (18,952)                (11,770)
                                                                                     -----------             -----------

       Net cash (used in) provided by financing activities .......................    (1,178,538)              1,651,985
                                                                                     -----------             -----------

Cumulative currency translation adjustment .......................................      (571,656)               (259,763)

Net (decrease) increase in cash ..................................................       (54,950)                387,709
Cash and cash equivalents at beginning of period .................................       397,817                 829,063
                                                                                     -----------             -----------
Cash and cash equivalents at end of period .......................................   $   342,867             $ 1,216,772
                                                                                     ===========             ===========

Supplemental disclosure of cash flow information:
       Interest paid .............................................................   $ 1,908,140             $ 1,613,796
       Income taxes paid .........................................................   $   665,915             $ 1,708,797

The accompanying notes are an integral part of these statements.

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Basis of Presentation
         ---------------------

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 2001, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 2001 balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine and three months ended November 30, 2001 are not necessarily indicative of the results for the full fiscal year ending February 28, 2002.

Note 2.  Inventories
         -----------

         The major classes of inventories are as follows:

                                           November 30, 2001   February 28, 2001
                                           -----------------   -----------------

Raw materials and work-in-process.........      $  3,993,908       $  4,957,226
Finished goods............................        16,386,383         15,175,359
                                                ------------       ------------
                                                $ 20,380,291       $ 20,132,585
                                                ============       ============

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

         For the nine months and three months ended November 30, 2001, the weighted average number of basic shares of common stock outstanding amounted to 3,381,190. For the nine months and the three months ended November 30, 2000, the weighted average number of basic shares of common stock outstanding amounted to 3,367,458 and 3,373,092, respectively. For the nine months ended November 30, 2001 and November 30, 2000, the weighted average number of diluted shares of common stock outstanding amounted to 3,386,819 and 3,395,885, respectively. For the three months ended November 30, 2001 and November 30, 2000, the weighted average number of diluted shares of common stock outstanding amounted to 3,393,212 and 3,393,021, respectively.

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

         For the nine months ended November 30, 2001 and 2000, the Company's comprehensive income totaled $980,071 and $741,326, respectively. For the three months ended November 30, 2001 and 2000, the Company's comprehensive income
(loss) totaled $16,211 and ($1,020,392), respectively.

Note 5.  License Agreement
         -----------------

         Effective May 15, 2000, the Company entered into an agreement to license the distribution rights of its tackless carpet strip product to U.S. flooring products distributors. Under the terms of the agreement, the Company will receive a total of $2,750,000 at a predetermined rate based on cartons of tack strip sold by the licensee. The Company is guaranteed to receive a minimum of $400,000 per year. In addition, the Company will retain the right and will continue to sell tackless carpet strip to the home center and international markets. Sales for the nine months ended November 30, 2000 of tackless carpet strip to U.S. flooring distributors were approximately $2,925,000. These sales occurred predominantly in the first three months of the fiscal year. There were no sales of this product to these distributors for the three and nine months ended November 30, 2001.

Note 6.  Non-cash Investing and Financing Activities
         -------------------------------------------

         During the nine months ended November 30, 2000, the Company made several strategic acquisitions. In connection with the acquisitions, liabilities were assumed as follows:

                 Fair value of assets acquired                $  1,630,941
                 Cash paid                                       1,116,517
                                                              ------------
                 Liabilities assumed                          $    514,424
                                                              ============

                 Issuance of notes to related sellers         $  1,965,700
                                                              ============

Note 7.  Debt Refinancing
         ----------------

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

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 7.  Debt Refinancing (continued)
         ----------------------------

         Further, in April 2001, the Company obtained an additional term loan from its primary lending institution. This loan, in the amount of $1,500,000, is payable in equal quarterly installments commencing July 1, 2001 and ending on April 1, 2003. The interest rate for this loan is LIBOR plus 2.75%. During the third quarter of fiscal 2002, the Company amended its revolving credit and term loan facility with its financial institution which, among other things, removed the partial personal guarantee of the Company's Chairman and Chief Executive Officer from the April 2001 agreement.

Note 8.  Future Effects of Recently Issued Accounting Pronouncements
         -----------------------------------------------------------

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, while SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company believes that there will be an effect on the amount it currently has recorded as Intangible assets as they relate to the Company's Latin American and European operations. The impact on the Company's financial statements, upon adoption of SFAS No. 141 and 142, has yet to be determined.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long Lived assets and for Long Lived Assets to be Disposed Of". SFAS 144 retains substantially all of the requirements of SFAS 121 while resolving certain implementation issues. SFAS 144 is effective for fiscal years beginning after December 15, 2001 with earlier implementation encouraged. The Company is currently evaluating the impact on its financial statements of adopting SFAS 144.

Note 9.  Reclassifications
         -----------------

         Certain amounts in the fiscal 2001 presentation have been reclassified to conform to the fiscal 2002 presentation.

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

         This report contains certain forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends," "expects," or "anticipates" and other similar anticipatory expressions, are generally forward-looking and are made only as of the date of this report and are not related to historical results. Such statements, contained primarily in this Item 2, include statements relating to the Company's anticipated revenues from its distribution agreement for tackless carpet strip and the adequacy of the Company's liquidity sources to meet the Company's working capital needs and anticipated expenditures. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the Company's anticipation of performance by distributors of its tackless carpet strip, the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company's ability to satisfy its working capital needs and to finance its anticipated capital expenditures which could prove to be different than expected, the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's ability to successfully manage and integrate the business and operations of its newly acquired entities, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the Company, the Company's ability to accurately predict the number and type of employees required to conduct its European operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

Results of Operations

         Nine months ended November 30, 2001 compared to nine months ended November 30, 2000

         Net sales for the nine months ended November 30, 2001 were approximately $82,799,000 compared to approximately $86,047,000 for the nine months ended November 30, 2000, a decrease of $3,248,000 or 3.8%. Net sales for the current year were negatively impacted by the licensing of the Company's domestic distributor tack strip business which accounted for sales of approximately $2,925,000 in the prior year. Additionally, the Company experienced a decline in its domestic and international distribution business. These negative impacts were partially offset by an increase in the Company's home center retailer customer base resulting from new product introduction into existing stores and an increase in the number of home center stores operated by these customers. Selling prices remained relatively stable during the period.

         Gross profit for the fiscal 2002 period was approximately $27,807,000 compared to $26,784,000 for the fiscal 2001 period, an increase of $1,023,000 or 3.8%. As a percentage of net sales, gross profit increased to 33.6% in the fiscal 2002 period from 31.1% in the fiscal 2001 period. This increase is the result of the negative effect, in the prior year, of a special sales incentive given to one of the Company's major customers and the Company's decision to exit the low margin tack strip business. Additionally, the Company has increased its gross margin through a reduction of certain raw material costs and a change, by its customers, towards higher margin products.

         Shipping expenses for the fiscal 2002 period were approximately $7,226,000 compared to $7,207,000 for the fiscal 2001 period an increase of $19,000 or 0.3%. As a percentage of net sales, these expenses increased to 8.7% in the fiscal 2002 period from 8.4% in the fiscal 2001 period primarily as a result of certain fixed costs being absorbed by a smaller sales volume as a result of the licensing of the domestic distributor tack strip business. The actual increase is a result of the higher sales volume to home center customers and the initial absorption, by the Company, of a higher percentage of freight costs to its domestic distributor customers resulting from the licensing of the tack strip business.

         General and administrative expenses for the fiscal 2002 period were approximately $7,609,000 compared with approximately $7,562,000 for the fiscal 2001 period, an increase of $47,000 or 0.6%. As a percentage of net sales, these expenses increased to 9.2% in the fiscal 2002 period from 8.8% in the fiscal 2001 period. The actual increase was primarily the result of goodwill amortization resulting from companies acquired in fiscal 2001, offset in part by a reduction of expenses at the Company's domestic operations.

         Selling and marketing costs for the fiscal 2002 period were approximately $8,884,000 compared to $8,456,000 for the fiscal 2001 period, an increase of $428,000 or 5.1%. As a percentage of net sales, these expenses increased to 10.7% in the fiscal 2002 period from 9.8% in the fiscal 2001 period, principally as a result of the reduced volume attributable to the licensing of the domestic distributor tack strip business and an increase in commission rates paid to the Company's sales force. The actual increase is the result of an increase in commissions and marketing allowances paid resulting from the increase in sales to home center customers.

         During the third quarter of fiscal 2001, the Company finalized its plan to close its California manufacturing facility and relocate to Nevada. Additionally, the Company initiated a downsizing of its Holland subsidiary to reduce costs. In connection with these decisions, the Company recorded a restructuring charge of approximately $637,000 in the fiscal 2001 period.

         Interest income for the fiscal 2002 period was approximately $10,000 compared to $61,000 in the fiscal 2001 period. Interest expense for the fiscal 2002 period was approximately $1,813,000 compared to approximately $1,453,000 in the fiscal 2001 period. Interest expense increased primarily as a result of an increase in short-term borrowings to fund working capital and an increase in the borrowing rate applied to the Company's debt. This was partially offset by a reduction of long-term debt.

         Provision for income taxes was approximately $954,000 in the fiscal 2002 period compared to approximately $616,000 in the fiscal 2001 period, an increase of $338,000 or 54.9%. The effective tax rate was approximately 38.1% for the fiscal 2002 and fiscal 2001 periods. The estimated tax rate is based upon the most recent effective tax rates available.

         As a result of the above, net income for the fiscal 2002 period increased to $1,552,000 from $1,001,000 in the fiscal 2001 period, an increase of $551,000 or 55.0%. Further, net income as a percentage of net sales increased to 1.9% in fiscal 2002 compared to 1.2% in fiscal 2001.

               Three months ended November 30, 2001 compared to three months ended November 30, 2000.

         Net sales for the three months ended November 30, 2001 were approximately $26,646,000 compared to approximately $26,306,000 for the three months ended November 30, 2000, an increase of $340,000 or 1.3%. The increase is primarily the result of an increase in sales to the Company's home center customer base. In addition, sales in the prior year were negatively impacted by a special incentive given by the Company to one of its major customers. This increase was partially offset by a decrease in the Company's distribution business both domestically and internationally. Selling prices remained relatively stable during the period.

         Gross profit for the fiscal 2002 quarter was approximately $8,898,000 compared to approximately $7,606,000 in the fiscal 2001 quarter, an increase of $1,292,000 or 17.0%. As a percentage of net sales, gross profit increased from

28.9% in the fiscal 2001 quarter to 33.4% in the fiscal 2002 quarter, primarily due to the negative impact on the prior year period of the previously mentioned sales incentive. In addition, the current year was favorably impacted by a reduction in certain raw material costs and a change in the Company's domestic product mix towards higher margin products.

         Shipping expenses for the fiscal 2002 quarter were approximately $2,384,000 compared to approximately $2,489,000 for the fiscal 2001 quarter, a decrease of $105,000 or 4.2%. As a percentage of net sales, these expenses decreased to 8.9% in the fiscal 2002 quarter from 9.5% in the fiscal 2001 quarter primarily due to a change in the Company's freight policy for certain domestic distributor customers and certain fixed costs being spread over higher sales. The actual decrease was the result of a reduction of certain fixed costs.

         General and administrative expenses for the fiscal 2002 quarter were approximately $2,490,000 compared to approximately $2,517,000 for the fiscal 2001 quarter, a decrease of $27,000 or 1.1%. As a percentage of net sales, general and administrative expenses decreased to 9.3% in the fiscal 2002 quarter from 9.6% in the fiscal 2001 quarter, primarily as a result of fixed costs being spread over an increased sales volume. The actual decrease is primarily the result of the elimination of expenses incurred in the prior year as a result of the Company's decision to relocate its California facility to Nevada.

         Selling and marketing costs for the fiscal 2002 quarter were approximately $2,906,000 compared to approximately $2,827,000 for the fiscal 2001 quarter, an increase of $79,000 or 2.8%. As a percentage of net sales, these expenses increased to 10.9% in the fiscal 2002 quarter from 10.7% in the fiscal 2001 quarter. The percentage increase is primarily a result of an increase in marketing allowances granted to the Company's home center customer base. The actual increase is a result of the increased sales volume to these customers.

         During the third quarter of fiscal 2001, the Company finalized its plan to close its California manufacturing facility and relocate to Nevada. Additionally, the Company initiated a downsizing of its Holland subsidiary to reduce costs. In connection with these decisions, the Company recorded a restructuring charge of approximately $637,000 in the fiscal 2001 quarter.

         Interest income for the fiscal 2002 quarter was approximately $9,000 compared to $18,000 for the fiscal 2001 quarter. Interest expense for the fiscal 2002 quarter was approximately $579,000 compared to approximately $481,000 in the fiscal 2001 quarter. Interest expense increased as a result of an increase in short-term borrowings to fund working capital needs and an increase in the borrowing rate applicable to the Company's debt.

         Provision for income taxes was approximately $208,000 in the fiscal 2002 period compared to an income tax benefit of approximately $490,000 in the fiscal 2001 quarter, an increase of approximately $698,000. The effective tax rate was approximately 38.1% for the fiscal 2002 and 2001 quarters. The estimated tax rate is based upon the most recent tax rates available.

         As a result of the above, net income for the fiscal 2002 quarter was approximately $338,000 compared to a net loss of approximately $797,000 for the fiscal 2001 quarter. As a percentage of net sales, the net loss was 3.0% in the fiscal 2001 quarter compared to a net income of 1.3% in the fiscal 2002 quarter.

Liquidity and Capital Resources

         Working capital as of November 30, 2001 increased from approximately $9,788,000 at February 28, 2001 to $10,091,000, an increase of $303,000, primarily as a result of an increase in the Company's income from operations. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

         Net cash provided by operating activities during the fiscal 2002 period was approximately $1,981,000 compared to approximately $1,726,000 for the comparable fiscal 2001 period. The increase is primarily due to an increase in the

Company's income from operations. Net cash used in investing activities was approximately $286,000 compared to approximately $2,731,000 for the comparable fiscal 2001 period. The change is primarily due to a decrease in capital expenditures of approximately $1,100,000 and approximately $1,300,000 that was used in the prior year for certain acquisitions that did not take place in the current year.

         For the fiscal 2002 period, cash used in financing activities was approximately $1,179,000 compared to cash provided by financing activities of approximately $1,652,000 for the comparable fiscal 2001 period. Cash used in the current year was primarily the result of payments of certain subordinated, term and acquisition debt amounting to approximately $8,200,000 offset by new long-term borrowings of $6,000,000 and an increase in the Company's line of credit facility to fund working capital needs. Cash provided in the prior year was principally the result of an increase in short-term borrowings to fund certain acquisitions.

         The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement, which was amended on April 5, 2001, provides for borrowings of up to $18,000,000 based upon a fixed percentage of eligible accounts receivable and inventory. Interest is payable based on a sliding scale depending on the ratio of the Company's senior debt to EBITDA ranging from LIBOR plus 1.75% to LIBOR plus 2.5%. This facility terminates in July 2003 and is collateralized by substantially all of the Company's assets. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibit the payment of dividends, except with the lender's consent. As of November 30, 2001, interest was at LIBOR (4.11% at November 30,
2001) plus 2.00%. At November 30, 2001, the Company had $1,396,000 available for future borrowings under its existing facilities. Further, in April 2001, the Company obtained an additional term loan from its primary lending institution. This loan, in the amount of $1,500,000, is payable in equal quarterly installments commencing July 1, 2001 and ending on April 1, 2003. The interest rate for this loan is LIBOR plus 2.75%. During the third quarter of fiscal 2002, the Company amended its revolving credit and term loan facility with the lender which, among other things, released the partial personal guarantee of the Company's Chairman and Chief Executive Officer from the April 2001 agreement.

         The Company's Chilean subsidiary has a revolving credit facility with a financial institution which permits borrowings of up to $100,000 with interest at 18% per year. The facility is secured by a standby letter of credit given by the Company. This facility expires on April 30, 2002 and, at November 30, 2001, the Chilean subsidiary had approximately $26,500 available for future borrowings under this credit facility. The Company's Australian subsidiary has an overdraft facility which allows it to borrow against a certain percentage of inventory and receivables. At November 30, 2001 the maximum permitted borrowing was approximately $363,000 and was fully utilized.

         In connection with the acquisition of Roberts Consolidated Industries, Inc., the Company issued $7,500,000 of subordinated debentures. These debentures, which bore interest at 8%, matured and were paid in April 2001. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount was amortized over the life of the debentures. On April 5, 2001 the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bears an interest rate of 15% and matures in six years. Equal quarterly payments are required beginning in year five. The agreement also provides for an additional 3% interest if the Company does not meet certain financial covenants. In connection with the financing, the Company issued 325,000 10-year warrants which have an exercise price of $3.63 per share. These warrants can be put to the Company after the fifth year based on criteria set forth in the warrant agreement. In addition, the Company may call these warrants after the sixth year based on the same criteria.

         In connection with certain acquisitions, the Company issued five notes to the respective sellers. Two of the notes, aggregating approximately $1,260,000, were non-interest bearing and were paid in the second quarter of fiscal 2001. The third note, having an original principal balance of $900,000, is payable in equal installments over a three year period with interest at the Company's prevailing borrowing rate. The amount outstanding on this note at November 30, 2001 is $300,000. The fourth note, in the principal amount of $825,000, is payable in installments: $312,500 was paid in December 2000, $312,500 originally due in December 2001 was paid $125,000 in December 2001 and $200,000 over a ten month period beginning January 2002; $200,000 in December 2003, with interest payable each date of $12,500,

$12,500 and $25,000, respectively. The fifth note in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005.

         In October, 2000, the Company entered into an agreement to purchase its Bramalea, Ontario facility for approximately $988,000. In connection with this purchase, the Company paid approximately $318,000 in cash and obtained a loan for the balance from a Canadian lending institution of approximately $670,000 payable over 10 years at an interest rate, to be set annually (6.1% as of January 1, 2002).

         On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedges the Company's exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap is to convert the Company's floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had a similar arrangement with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the nine and three months ended November 30, 2001, the Company increased interest expense by approximately $76,000 and $59,000, respectively as a result of the interest rate swap agreements that were in place during that period. The interest rate swap agreement expired in December 2001 and was not renewed.

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

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedges the Company's exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap is to convert the Company's floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had a similar arrangement with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the nine and three months ended November 30, 2001, the Company increased interest expense by approximately $76,000 and $59,000, respectively as a result of the interest rate swap agreements that were in place during that period. The interest rate swap agreement expired in December 2001 and was not renewed.

         The Company averaged approximately $10,815,000 and $11,679,000 of debt not covered by the interest rate swap agreements during the nine and three months ended November 30, 2001, respectively. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $41,000 and $15,000, respectively.

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

___________
   (b)   Reports on Form 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended November 30, 2001.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Q.E.P. CO., INC.



Dated:   January 11, 2002          By:  /s/ Lewis Gould
                                        ----------------------------------------
                                        Lewis Gould, Chairman, Chief Executive
                                        Officer and Director (Principal
                                        Executive Officer)



Dated:   January 11, 2002          By:  /s/ Marc P. Applebaum
                                        ----------------------------------------
                                        Marc P. Applebaum, Senior Vice President
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)