Form 10-K
period 2002-02-28
QEP CO INC
filed 2002-05-29
CIK 1017815

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended February 28, 2002

                                      or

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No ___
                                        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting common stock held by non-affiliates as of May 17, 2002 is $6,736,000, computed by reference to the closing price for such shares on the NASDAQ National Market System as of such date. The registrant does not have any authorized or issued non-voting common equity securities.

The number of shares outstanding of each of the registrant's classes of common stock as of May 17, 2002 is: 3,381,190 shares of Common Stock, par value $0.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Stockholders to be held on July 12, 2002 are incorporated by reference in Part III of this Form 10-K.

                                    PART I
Item 1.  Business

General

Founded in 1979, Q.E.P. Co., Inc. (the "Company" or "Q.E.P.") manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market in the United States and 49 countries throughout the world. Under brand names including Q.E.P.(TM), O'TOOL(TM) and ROBERTS(TM), the Company markets over 3,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet and marble. Q.E.P.'s products include trowels, floats, tile cutters, wet saws, spacers, nippers, pliers, carpet trimmers and cutters, carpet adhesives, seaming tape, tack strip, knives, dryset powders, grouts and abrasives. These products are sold to home improvement retailers, including national and regional chains such as Home Depot and Lowe's, specialty distributors to the hardware, construction, flooring and home improvement trades and chain or independent hardware, tile, and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional.

The Company experienced similar net sales, as adjusted in fiscal 2001 and fiscal 2000 for the Company's licensing of its domestic tack strip business described elsewhere herein, which management attributes to (i) growth experienced by the Company's customers within the home improvement market, particularly among national and regional home center retailers such as Home Depot and Lowe's, (ii) the Company's success in cross-marketing its products among its channels of distribution, (iii) the Company's expansion of its customer base and market share through sales to additional home improvement retailers and distributors and (iv) growth of the home improvement market as a whole.

The Company made several strategic acquisitions during the year ended February 29, 2000, as part of its plan to enhance its leadership in the worldwide flooring market. On June 17, 1999, the Company acquired Neon Australia Pty, Ltd., a leading Australian manufacturer of flooring tapes and metals for the carpet industry. On July 20, 1999, the Company acquired Novafonte, Limitada, a distributor, manufacturer and installer of ceramic tile and ceramic tile accessories located in Santiago, Chile. On July 22, 1999, the Company acquired an additional Australian flooring company, Accessories Marketing Pty, Ltd., the largest distributor of tools and installation products for all types of flooring in the Australian marketplace. On September 21, 1999, the Company acquired Boiardi Products Corp. of Little Falls, NJ. Boiardi is a manufacturer of a full line of thin-set mortars, grouts, self-leveling concrete toppings and crack-suppressing waterproof membranes used in the flooring industry. On September 30, 1999, the Company acquired Trade Mates Pty, Ltd. of Australia, a distributor of ceramic tile tools in the Australian marketplace. On December 6, 1999, the Company acquired Zocalis, SRL, an Argentinean company located in Buenos Aires. Zocalis is a manufacturer of ceramic borders and trim. Collectively, these acquisitions are referred to as the "Fiscal 2000 acquisitions" elsewhere herein.

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

Market Overview

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to the latest industry information published by the Home Channel News ("HCN"), it is expected that the United States retail home improvement market will experience a growth rate in sales of 2.3% in 2002, which is down from 2001 increases of approximately 6% due to the slow recovery of the economy. However, it is expected that long-term growth will be an average of 6%. The Company believes that growth in the home improvement market is being driven by several factors, including (i) aging of the United States housing stock which requires greater repair and maintenance expenditures,
(ii) increased housing turnover of both new and existing homes, (iii) favorable demographic trends as "baby boomers," are now reaching the age category historically accounting for the largest home improvement expenditures of any age group, and (iv) changes in consumer preferences, which have caused an increase in the median size of new homes and which have contributed to demand for remodeling and expansion of older homes. Further, according to HCN, home improvement expenditures will increase next year as consumers strive to increase the value and appearance of their home.

Within the home improvement market, distribution channels have continued to consolidate as a result of the success of the warehouse home center format used by large home improvement retailers. The increasing dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions and large-format stores. The Companies two largest customers accounted for over $75.5 billion of home center sales in fiscal 2002. Based on data available to the Company, the primary beneficiaries of this consolidation among home improvement retailers have been the top two or three companies (ranked by annual sales volume). Thus, while the home improvement market's retail sales have expanded, the market is being increasingly dominated by the largest retailers.

The Company's two largest customers, Home Depot and Lowe's, experienced 5-year compound annual sales growth rates of 22.3% and 18.8%, respectively, from 2000 to 2001, according to their published financial reports and both have announced plans to continue increasing the number of stores each operates. As consolidation continues among home improvement retailers, the Company expects that sales of the largest national and regional home improvement retailers will continue to increase at greater rates than the rate of sales growth in the overall market. The Company expects that the growth trends in the specialty flooring segment of the home improvement market and among its customer base will directly affect the Company's ability to generate growth in its sales and net income, its expansion strategy and the nature of its sales and marketing initiatives.

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

Increase Sales By Expanding Product Lines and Adding New Customers. The Company seeks to expand its product lines by introducing new and innovative products, which can be marketed to the Company's existing customer base. Through its acquisitions, the Company has expanded its customer base, the number of products available and its line of flooring installation products. In addition to expanding product offerings through acquisitions, the Company intends to internally develop and offer products in response to customer demands. The Company believes that broadening its product lines will make it a more attractive supplier to the major home improvement retailers and specialty distributors, thereby increasing the Company's sales and market penetration.

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

Enhance Distribution and Manufacturing Capabilities. The Company currently has approximately 652,000 square feet of distribution and manufacturing capability located throughout the United States, Canada, Holland, Australia and South America. The Company estimates that in fiscal 2002, it manufactured approximately 40% of its Q.E.P. and Roberts product lines.

Products

The Company manufactures, markets and distributes a broad line of over 3,000 specialty tools and flooring related products. The Company's products are offered under brand names including Q.E.P.(TM), O'TOOL(TM) and ROBERTS(TM) and are used primarily for surface preparation and installation of ceramic tile, carpet and marble.

The Company manufactures and distributes adhesives, grouts, mortars, dry set powders, carpet seaming tape and an assortment of carpet installation tools as well as floats, tile cutters, trowels, electric saws, nippers and other products to the ceramic tile industry. These products are sold to both distributors and do it yourself customers. Although the Company manufactures and distributes over 3,000 products, a majority of the Company's sales are to customers who purchase between 20 and 200 individual stock-keeping units. As the Company seeks to broaden its product lines, the competition for limited shelf space available at home improvement retailers for specialty tools and related products may limit sales of existing or newly introduced products.

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

Relationship With Major Customers

In 1982, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the world and the second largest retailer in the United States of America based on annual sales volume. In 1993, the Company added Lowe's as a customer, which is now the second largest home improvement retailer in the world and fourteenth largest retailer in the United States of America. Home Depot and Lowe's are the Company's two largest customers accounting for 46.4% and 12.9% of the Company's fiscal 2002 net sales, respectively.

Because of the importance of home improvement retailers to its business, the Company has, in consultation with these major customers, developed customer service programs to ensure that the specific needs of these customers are given a high priority with direct attention from senior officers of the Company. Features of the Company's customer service programs for its major customers include providing a range of in-store services, such as, assistance with inventory, maintenance of product displays, introduction of new products, maintaining inventories of tools and related products in multiple locations to permit rapid shipping, delivering orders promptly, holding education classes for retail store personnel, packaging with multilingual labels, prepaying delivery for product shipments with minimum purchase requirements, participating in cooperative promotions and special sales events, providing product research for buyers, operating a customer service hotline, providing parts and repair service, extension of advertising allowances, accepting orders electronically and billing through electronic data interchange, bar coding for each individual stock keeping unit, and incorporating anti-theft tags in packaging. The Company believes that its major customers place considerable value on service and promotional support and frequently evaluates its service and promotional activities in an effort to serve its customers more effectively.

The Company believes that the consolidation among home improvement retailers will continue and that the national and large regional home improvement retailers will continue to increase their market share in the near future. Home Depot and Lowe's have announced plans to increase significantly the number of stores each operates over the next several years. As a result, the Company expects the percentage of its sales to these customers to continue to be significant. Additionally, the Company continues to expand its customer base in other areas through its newly acquired entities.

The loss of Home Depot or Lowe's as a customer of the Company could have a material adverse effect on the financial position of the Company.

Manufacturing and Suppliers

The Company estimates that in fiscal 2002 it manufactured approximately 40% of its Q.E.P. and Roberts product lines. The Company manufactures adhesives, carpet seaming tape and carpet installation tools at its main manufacturing facility in Mexico, Missouri. Flooring adhesives are produced at the facility in Bramalea, Ontario, Canada and Sliedrecht, Holland. Plastic tile spacers are manufactured at the facility in Boca Raton, Florida. Grouts and related products are manufactured at the Company's New Jersey, Georgia and Ft. Pierce, Florida facilities. In Australia, the Company manufactures accessories used for the installation of ceramic tile. Such tile accessories are also manufactured in Chile. Ceramic trim is manufactured in Argentina.

The Company purchased finished products and components from approximately 250 different suppliers in fiscal 2002. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers and generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company's operations. Further, in fiscal 2002, the Company purchased in excess of $12 million of finished product from one supplier.

Distribution, Sales and Marketing

The Company's specialty tools and related products are currently sold through four distinct distribution channels: (i) the Company's sales staff; (ii) independent manufacturing representatives; (iii) an in-house telemarketing sales force; and (iv) outside salaried and commissioned sales representatives. Management estimates that sales through its primary distribution channels in fiscal 2002 were as follows: 60.4% to national and regional home improvement retailers and 39.6% to specialty distributors, other specialty retailers and OEMs.

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

The Company is aware of a number of competitors, many of which are foreign and may have greater financial, marketing and other resources than the Company. The Company's foreign sales, including Canada, accounted for approximately 22.6% of total sales during fiscal year 2002. Fiscal 2002 sales generated by the Company's Canadian subsidiary were 8.8%, its Holland subsidiary 7.2%, its Australian subsidiaries 3.4%, its South American subsidiaries 1.1% and 2.1% to foreign customers from its domestic subsidiaries. The Company is continuing to penetrate more foreign markets and, as a result, the Company may experience competition from foreign companies, which could adversely affect the Company's gross margins on its foreign sales.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment (MOE). The Company recorded a reserve for potential environmental liability on the closing date of the Roberts acquisition of approximately $325,000 and this amount was increased during fiscal 1999 by $275,000 to $600,000 based on an estimate for the cost of remediation. To date, the Company has spent approximately $480,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of between $5,000 and $25,000 per year for the next few years.

Roberts Consolidated Industries, Inc. has been named as a defendant in an amended complaint filed in CARGILL, INC. ET AL. V. ABCO CONSTRUCTION ET AL., a lawsuit initially filed in the United States District Court for the Southern District of Ohio Western Division on January 29, 1998. The lawsuit, brought under CERCLA and related state environmental laws, alleges that an entity known as "Roberts Consolidated" and the other defendants disposed of hazardous substances at a site located in Dayton, Ohio. The plaintiffs are seeking monetary damages against the defendants, primarily in an amount equal to their respective equitable share of the cost of the environmental clean up of the site. The Company previously reported that based on preliminary investigations, it believed that the entity identified as "Roberts Consolidated", named as a defendant in this lawsuit, was neither the same entity nor a predecessor to any affiliates of the Company. In November, 2001, Roberts Consolidated Industries, Inc. was removed as a defendant and an entity identified as Roberts Holding International, Inc. was joined as a defendant in the case. Based on further investigation, the company believes that Roberts Holdings International, Inc., an inactive subsidiary of the Company, may in fact be a successor in interest to "Roberts Consolidated", but believes that its responsibility for the alleged contamination was assumed by other entities. Roberts Holdings International, Inc. has responded to the Complaint. Based on the information to date, the company believes that it has viable defenses, possible insurance coverage and/or claims against other entities for any damages. The Company has received notice from the United States Environmental Protection Agency (the "EPA") that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of another landfill site in Clark County, Ohio. At this time, the Company is not aware whether this entity is a predecessor to any of its affiliates or whether it is an unrelated entity.

In June 2001, the Debtor in Possession for Hechinger Investment Company of Delaware, Inc. filed a complaint in the United States Bankruptcy Court to avoid and recover preferential transfers of Property under the United States Bankruptcy Code. The Company answered the complaint and is contesting the action. The Company does not believe the outcome will have a material adverse effect on the Company.

Intellectual Property

The Company markets its specialty tools and related products under various trademarks owned by the Company or its subsidiaries, including Q.E.P.(TM), O'TOOL(TM) and ROBERTS(TM). The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill for products sold under its trademarks, has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. Roberts Consolidated Industries, Inc. has secured domestic and foreign patents relating to certain of its carpet seaming products. Although the patents are important to the operation of Roberts Consolidated Industries, Inc., the Company does not believe that the loss of any one or more of these patents would have a material adverse effect on the Company. These patents are scheduled to expire in the years 2008 and 2013. Roberts Consolidated Industries, Inc. also licenses its name to various foreign distributors.

Employees

As of May 17, 2002, the Company had 373 employees, including 72 administrative employees, 59 sales and marketing employees, 130 manufacturing employees and 112 employees responsible for shipping activities. There are no part-time employees and 74 of the employees are employed by the Company's international subsidiaries. The Company has not experienced any work stoppages and none of the Company's employees are represented by a union. The Company considers its relations with the employees to be good.

Item 2.  Properties

The Company currently owns the facility in Bramalea, Ontario and leases all other facilities located in the United States, Canada, Europe, South America, New Zealand and Australia. All facilities aggregate approximately 652,000 square feet. The following table sets forth certain information concerning the facilities of the Company.

                                                                            SQUARE   ANNUALIZED     LEASE     RENEWAL
        LOCATION                         USE                                 FEET       COST      EXPIRATION  OPTION
        --------                         ---                                ------   ----------   ----------  -------
Boca Raton, Florida        Executive offices, warehouse; manufacturing       77,000    $398,710     01/31/04       --
Sliedrecht. Holland        Administrative; sales; manufacturing              52,544      77,090     11/01/02       --
Sliedrecht, Holland        Warehouse                                         63,259      34,404     01/01/03       --
Morfelden, Germany         Administrative; sales                                300         631     06/30/02       --
Plaisir, France            Administrative; warehouse                          1,700      23,847      Yearly        --
Henderson, NV              Administrative; warehouse                        111,000     387,021     01/31/08        Y
Mexico, Missouri           Administrative; warehouse; manufacturing         155,000     344,609     03/31/03        Y
Bramalea, Ontario          Administrative; warehouse; manufacturing          51,000         000       owned        --
Mississaqua, Ontario       Warehouse                                         15,000      64,207     12/31/02       --
Mississaqua, Ontario       Warehouse                                         20,000      67,872     12/31/02       --
Buenos Aires, Argentina    Administrative; warehouse; manufacturing           4,293       2,911     03/29/03       --
Auckland, New Zealand      Administrative; warehouse                          4,047      12,546     11/30/05        Y
Dandenong, Australia       Manufacturing                                     26,200      73,408     05/01/05        Y
Hindsmarch, Australia      Administrative; warehouse                          7,234      14,903     03/01/05        Y
Santiago, Chile            Administrative; warehouse; manufacturing           3,840       3,840     06/30/02        Y
Little Falls, NJ           Administrative; warehouse; manufacturing          17,000      45,000     12/31/02        N
Calhoun, GA                Administrative; warehouse; manufacturing          25,000       4,167     06/30/02       --
Ft. Pierce, FL             Administrative; warehouse; manufacturing          18,000      72,000     06/30/02       --

The Company believes that its existing facilities are adequate to meet its current needs and that additional facilities can be leased to meet future needs. Further, it is expected that all leases necessary for the continuing operations of the Company expiring in 2002, will be renewed.

Item 3.  Legal Proceedings

The Company is involved in litigation from time to time in the course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

Roberts Consolidated Industries, Inc. has been named as a defendant in an amended complaint filed in CARGILL, INC. ET AL. V. ABCO CONSTRUCTION ET AL., a lawsuit initially filed in the United States District Court for the Southern District of Ohio Western Division on January 29, 1998. The lawsuit, brought under CERCLA and related state environmental laws, alleges that an entity known as "Roberts Consolidated" and the other defendants disposed of hazardous substances at a site located in Dayton, Ohio. The plaintiffs are seeking monetary damages against the defendants, primarily in an amount equal to their respective equitable share of the cost of the environmental clean up of the site. The Company previously reported that based on preliminary investigations, it believed that the entity identified as "Roberts Consolidated", named as a defendant in this lawsuit, was neither the same entity nor a predecessor to any affiliates of the Company. In November, 2001, Roberts Consolidated Industries, Inc. was removed as a defendant and an entity identified as Roberts Holding International, Inc. was joined as a defendant in the case. Based on further investigation, the company believes that Roberts Holdings International, Inc., an inactive subsidiary of the Company, may in fact be a successor in interest to "Roberts Consolidated", but believes that its responsibility for the alleged contamination was assumed by other entities. Roberts Holdings International, Inc. has responded to the Complaint. Based on the information to date, the company believes that it has viable defenses, possible insurance coverage and/or claims against other entities for any damages. The Company has received notice from the United States Environmental Protection Agency (the "EPA") that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of another landfill site in Clark County, Ohio. At this time, the Company is not aware whether this entity is a predecessor to any of its affiliates or whether it is an unrelated entity.

In June 2001, the Debtor in Possession for Hechinger Investment Company of Delaware, Inc. filed a complaint in the United States Bankruptcy Court to avoid and recover preferential transfers of Property under the United States Bankruptcy Code. The Company answered the complaint and is contesting the action. The Company does not believe the outcome will have a material adverse effect on the Company.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Market Price and Dividend Information

The Company's Common Stock is traded on the Nasdaq National Market System. The following table sets forth the high and low sales price per share for the Common Stock for each quarter during fiscal year 2002 and 2001, as reported on the Nasdaq National Market System.

                                           Fiscal Year Ended February 28,
                                           ------------------------------
                                              2002                2001
                                              ----                ----
                                         High      Low       High       Low
                                        ------    ------    ------    ------
First Quarter                           $5.170    $3.000    $7.300    $5.850
Second Quarter                          $5.000    $3.520    $7.938    $5.813
Third Quarter                           $4.320    $3.400    $6.750    $4.250
Fourth Quarter                          $5.080    $3.510    $5.500    $3.000

On May 17 2002, the closing price of the Common Stock on the Nasdaq National Market System was $4.24 per share. As of that date, there were 26 holders of record of the Common Stock and approximately 642 beneficial owners of the Common Stock.

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

Item 6.  Selected Financial Data

The selected consolidated financial data set forth below as of and for the years ended February 28 or 29, 1998, 1999, 2000, 2001 and 2002 have been derived from the audited consolidated financial statements of the Company. The audited financial statements for the years ended February 28, 1998 and 1999 and the audited balance sheet as of February 29, 2000 are not included in this filing. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7 of this report) and the audited consolidated financial statements and related notes thereto included elsewhere herein. Earnings per share amounts in fiscal 1997 through fiscal 2000 have been adjusted to reflect the five for four stock split discussed elsewhere herein.

                                                                     FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                                     ------------------------------------
                                                        2002           2001          2000          1999          1998
                                                      --------       --------      --------      --------      --------
OPERATING DATA:                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Sales                                             $109,675       $113,003      $113,571      $ 98,000      $ 53,691
Cost of goods sold                                      72,603         76,940        79,037        68,549        35,954
                                                      --------       --------      --------      --------      --------
Gross profit                                            37,072         36,063        34,534        29,451        17,737
Shipping                                                 9,589          9,801         8,987         7,592         4,020
General and administrative                               9,512          9,554         9,373         8,074         5,206
Selling and marketing                                   11,895         11,616         9,494         8,253         4,843
Restructuring charge                                        --            637            --            --            --
Foreign exchange losses                                     11              4             7            17             3
                                                      --------       --------      --------      --------      --------
Operating income                                         6,065          4,451         6,673         5,515         3,665
Interest expense, net                                    2,557          2,131         1,700         1,625           373
                                                      --------       --------      --------      --------      --------
Income before provision for income taxes and
 extraordinary item                                      3,508          2,320         4,973         3,890         3,292
Provision for income taxes                               1,405            887         1,951         1,466         1,282
                                                      --------       --------      --------      --------      --------
Net income before extraordinary item                     2,103          1,433         3,022         2,424         2,010
Extraordinary item, gain on early
 extinguishment of debt                                     --             --           181            --            --
                                                      --------       --------      --------      --------      --------
Net income                                            $  2,103       $  1,433      $  3,203      $  2,424      $  2,010
                                                      ========       ========      ========      ========      ========
Basic and diluted net income per common share
 before extraordinary item                            $    .62       $    .42      $    .90      $    .72      $    .60
Extraordinary item                                          --             --           .05            --            --
                                                      --------       --------      --------      --------      --------
Basic and diluted earnings per share                  $    .62       $    .42      $    .95      $    .72      $    .60
                                                      ========       ========      ========      ========      ========
Weighted average number of shares of common
 stock outstanding                                       3,390          3,369         3,365         3,363         3,346
                                                      ========       ========      ========      ========      ========

                                                                     FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                                     ------------------------------------
                                                        2002           2001          2000          1999          1998
                                                      --------       --------      --------      --------      --------
BALANCE SHEET DATA:                                                          (IN THOUSANDS)
Working capital                                       $  9,710       $  9,788      $ 13,511      $ 15,021      $ 14,212
Total assets                                            62,371         64,036        57,715        48,251        43,026
Long term obligations                                    9,143         11,241        11,588        12,543        13,399
Total liabilities                                       39,321         41,923        36,532        30,353        27,393
Shareholders' equity                                    23,050         22,113        21,183        17,898        15,633

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
The Company manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market. The Company markets over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet and marble. The Company's products are sold through home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. Dollar figures set forth below are rounded to the nearest thousand.

Accounting Policies and Estimates

The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for critical accounting policies. The SEC defines "critical accounting policies" as those that require complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The notes to the financial statements include a summary of significant accounting policies used in the preparation of the consolidated financial statements (see Note B).

The Company believes the following critical accounting policies affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

The Company recognizes sales when the merchandise is shipped. The Company provides for estimated costs of future anticipated product returns, based on historical experience, when the related revenues are recognized. The Company records estimated reductions to revenue for customer programs including volume-based incentives.

Inventory Obsolescence

The Company maintains reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the Company's review and assessment of its customers' ability to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Results of Operations

Fiscal 2002 as compared to Fiscal 2001

Net sales for the twelve months ended February 28, 2002 ("fiscal 2002", or the "fiscal 2002 period") were $109,674,000 compared to $113,003,000 for the twelve months ended February 28, 2001 ("fiscal 2001", or the "fiscal 2001 period"), a decrease of $3,329,000 or 3.0%. Selling prices remained relatively stable.

Net sales for the current year were negatively impacted by the licensing of the Company's domestic distributor tack strip business, which had sales of approximately $2,957,000 in the prior year. The Company also experienced a decline in its domestic distribution and international business. These negative impacts were partially offset by sales to home center customers which increased primarily as a result of new store openings and new product introduction into existing stores.

Gross profit for fiscal 2002 was $37,072,000 compared to $36,063,000 for fiscal 2001, an increase of $1,009,000 or 2.8%. As a percentage of net sales, gross profit increased to 33.8% in fiscal 2002 from 31.9% in fiscal 2001, primarily due to a change in product mix towards higher margin products, a reduction of certain raw material costs and the discontinuance of the sale to domestic distributors of the low margin tack strip product.

Shipping expenses for the fiscal 2002 period were $9,589,000 compared to $9,801,000 for the fiscal 2001 period, a decrease of $212,000 or 2.2%. As a percentage of net sales, these expenses remained flat at 8.7% of sales in the fiscal 2002 and fiscal 2001 periods, primarily as a result of certain fixed costs being absorbed by a smaller sales volume as a result of the licensing of the domestic distributor tack strip business. The actual increase was substantially attributable to the increased sales volume to the Company's home center customer base and an absorption of a higher percentage of freight costs by the Company to its domestic distributors resulting from the licensing of the tack strip business.

General and administrative expenses for the fiscal 2002 period were $9,741,000 compared to $9,650,000 for the fiscal 2001 period, an increase of $91,000 or 0.9%. As a percentage of net sales, these expenses increased slightly to 8.9% in the fiscal 2002 period from 8.5% in the fiscal 2001 period. This increase was primarily due to the absorption of fixed costs over a reduced sales volume. The actual increase was primarily the result of goodwill amortization resulting from companies acquired in fiscal 2001, offset by a reduction of expenses at the Company's domestic divisions.

Selling and marketing costs for the fiscal 2002 period increased to $11,895,000 from $11,616,000 in the fiscal 2001 period, an increase of $279,000 or 2.4%. As a percentage of net sales, these expenses increased to 10.8% in the fiscal 2002 period from 10.3% in the fiscal 2001 period principally as a result of the reduced sales volume attributable to the licensing of the domestic distributor tack strip business and an increase in commission rates paid to the Company's sales force. The increase in the actual amount of these expenses is attributable to the increase in commissions and higher marketing allowances paid to home center customers resulting principally from the increased sales volume to these customers.

During the third quarter of the fiscal 2001 period, the Company finalized its plan to close its California facility and relocate to Nevada. Additionally, the Company initiated a downsizing of its Holland subsidiary to reduce costs. In connection with these decisions, the Company recorded a restructuring charge of approximately $637,000 in the fiscal 2001 period.

Interest income for the fiscal 2002 period was approximately $10,000 compared to $175,000 in fiscal 2001 as a result of lower interest rates and the repayment of notes receivable in fiscal 2001. Interest expense for the fiscal 2002 period was approximately $2,567,000 compared to approximately $2,307,000 in fiscal 2001. Interest expense increased primarily as a result of the increase in short-term borrowings to fund working capital and as a result of the interest rate Swap Agreements that were in place during fiscal 2002.

Provision for income taxes was $1,405,000 in fiscal 2002 compared to $887,000 in fiscal 2001, an increase of $518,000 or 58.3%. The increase is the result of the increase in the Company's taxable income and an additional provision for certain foreign taxes. The effective tax rate was approximately 40.0% in the fiscal 2002 period compared to 38.2% in the fiscal 2001 period. The estimated tax rate is based upon the most recent effective tax rates available.

Net income for the fiscal 2002 period increased to $2,103,000 compared to $1,433,000 in fiscal 2001, an increase of $670,000 or 46.8%. Net income as a percentage of sales increased to 1.9% in fiscal 2002 compared to 1.3% in fiscal 2001, reflecting a slightly higher gross profit margin resulting from the licensing of the domestic distributor tack strip business and lower shipping costs offset by higher selling, marketing, general and administrative costs.

Results of Operations

Fiscal 2001 as compared to Fiscal 2000

Net sales for the twelve months ended February 28, 2001 ("fiscal 2001", or the "fiscal 2001 period") were $113,003,000 compared to $113,571,000 for the twelve months ended February 29, 2000 ("fiscal 2000", or the "fiscal 2000 period"), a decrease of $568,000 or .5%. Selling prices remained relatively stable. Sales to home center customers increased primarily as a result of new store openings and expansion of the Company's business to one of its major Home Center customers. In May 2000, the Company discontinued the sale of its tackless carpet strip product to domestic distributors and licensed the rights of sale to a third party. As a result, sales to the specialty distributor customer base of the Company declined. Also impacting sales were additional incentives provided to one of the Company's major customers. The impact from the licensing of the tackstrip business and additional sales incentive was approximately $12,158,000.

Gross profit for fiscal 2001 was $36,063,000 compared to $34,534,000 for fiscal 2000, an increase of $1,529,000 or 4.4%. As a percentage of net sales, gross profit increased to 31.9% in fiscal 2001 from 30.4% in fiscal 2000, primarily due to a change in product mix towards higher margin products and the discontinuance of the sale to domestic distributors of the low margin tackstrip product. These increases were slightly offset by the aforementioned additional customer incentives.

Shipping expenses for the fiscal 2001 period were $9,801,000 compared to $8,987,000 for the fiscal 2000 period, an increase of $814,000 or 9.1%. As a percentage of net sales, these expenses increased to 8.6% in the fiscal 2001 period from 7.9% in the fiscal 2000 period, primarily as a result of an increase in freight rates charged by common carriers. In addition, other freight costs remained relatively constant causing costs as a percentage of sales to increase. The actual increase was substantially attributable to the increased sales volume, increased freight costs and an absorption of a higher percentage of freight costs by the Company to its domestic distributors.

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

Liquidity and Capital Resources

Working capital decreased to approximately $9,710,000 at February 28, 2002 from approximately $9,788,000 at February 28, 2001, a decrease of $78,000, primarily as a result of the payment of long-term debt, capital expenditures and the purchase of treasury stock. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents in its balance sheet.

Net cash provided by operating activities during the fiscal 2002 period was $2,614,000 compared to $367,000 for the comparable fiscal 2001 period. The increase in cash from operating activities was primarily the result of an increase in income from operations as adjusted for non-cash charges for depreciation and amortization and a slight increase in accounts receivable and inventory compared to significant prior year increases in receivable and inventory accounts. Net cash used in investing activities was $577,000 in the fiscal 2002 period compared to $3,185,000 for the comparable fiscal 2001 period. The fiscal 2002 amount was attributable to capital expenditures whereas the fiscal 2001 amount was the result of capital expenditures and funds expended for certain of the newly acquired entities.

For the fiscal 2002 period, cash used in financing activities was $1,573,000 that was primarily the result of payments of long-term debt, including acquisition debt. Net cash provided by financing activities was $2,721,000 in the fiscal 2001 period due primarily to the increase in short term bank debt associated with the newly acquired entities and collections on notes receivable offset by the repayment of long term and acquisition debt.

The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement, which was amended on April 5, 2001, provides for borrowings of up to $18,000,000 (subsequent to February 28, 2002 this was increased to $20,000,000 through June 3, 2002) against a fixed percentage of eligible accounts receivable and inventory. Interest is payable based on a sliding scale depending on the Company's senior debt to EBITDA ranging from LIBOR plus 1.75% to LIBOR plus 2.5%. This facility terminates in July 2003 and is collateralized by substantially all of the Company's assets. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibits the payment of dividends, except with the lender's consent. Prior to this amendment the Company was allowed to borrow up to $16,500,000 based on the same fixed percentage of eligible accounts receivable and inventory. Interest was charged on a sliding scale. As of February 28, 2002, interest was at LIBOR (1.85 at February 28,
2002) plus 2.00%. At February 28, 2002, the Company had $1,113,000 available for future borrowings under the credit facility.

The Company's Chilean subsidiary has a revolving credit facility with a financial institution, which permits borrowings of up to $100,000 with interest at 18% per year. The facility is secured by a standby letter of credit given by the Company. This facility expires on May 31, 2002 and is expected to be renewed at a reduced amount. At February 28, 2002 the Chilean subsidiary had approximately $54,000 available for future borrowings under the credit facility. The Company's Australian subsidiary also has an overdraft facility which allows it to borrow against a certain percentage of inventory and receivables. At February 28, 2002 the maximum permitted borrowing was approximately $361,000 of which approximately $86,000 was available for future borrowing.

In connection with the acquisition of Roberts Consolidated Industries, Inc., the Company issued $7,500,000 of subordinated debentures. They were recorded at their fair value on the date of issuance in the amount of $6,515,000 and the discount was amortized over the life of the debentures. During the third quarter of fiscal 2000, the Company repurchased approximately $1,229,000 of its debentures at a discount resulting in an extraordinary gain from early extinguishment of debt of approximately $181,000. At February 28, 2001, the remaining amortized balance of this obligation was $6,104,000. These debentures matured in April 2001 and bore interest at 8%.

On April 5, 2001 the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bears an interest rate of 15% and matures in six years. Equal quarterly payments of $562,500 are required beginning in year five. The agreement also provides for an additional 3% interest if the Company does not meet certain financial covenants. In addition, the Company issued 325,000 10-year warrants at $3.63. These warrants can be put to the Company after the fifth year based on criteria set forth in the warrant agreement. In addition, the Company may call these warrants after the sixth year based on the same criteria. The Company has recorded a liability for these put warrants based on an independent appraisal. Changes to the fair value of the put warrants will be recognized in earnings of the Company in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The resulting discount of the subordinated credit facility will be amortized over the life of the debt.


In connection with the newly acquired entities, the Company issued five notes to the respective sellers. Two of the notes, aggregating approximately $1,260,000, were paid in fiscal 2001 and were non-interest bearing. The third note, having an original principal balance of $900,000, is payable in equal installments in October over a three year period with interest at the Company's prevailing borrowing rate. At February 28, 2002 the remaining balance on this note is $300,000. The fourth note, in the principal amount of $825,000, is payable in installments: $312,500 was paid in December 2000, $312,500 plus interest of $12,500 originally due in December 2001 was paid $125,000 in December 2001 and $200,000 over a ten month period beginning January 2002 and $200,000 in December 2003. Interest is fixed at $12,500, $12,500 and $25,000, respectively. The fifth note in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005.

In October 2000, the Company entered into an agreement to purchase its Bramalea, Ontario facility for approximately $988,000. In connection with this purchase, the Company paid approximately $318,000 in cash and obtained a loan for the balance from a Canadian lending institution of approximately $670,000 payable over 10 years at an interest rate to be set annually (6.1% as of February 28, 2002).

On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedges the Company's exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap is to convert the Company's floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had one with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the year ended February 28, 2002, the Company increased interest expense by approximately $162,000 as a result of the interest rate swap agreements that were in place during that period. The interest rate swap agreement expired in December 2001 and was not renewed.

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

Recently Issued Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

..    All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001;

..    Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

..    Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective March 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

..    Effective March 1, 2002, goodwill and intangible assts with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and,

..    All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method, until March 1, 2002, at which time quarterly and annual goodwill amortization of approximately $118,000 and $471,000 respectively, will no longer be recognized.

The Company is in the process of completing its evaluation and believes that there will be an effect on the amount it currently has recorded as intangible assets as they relate to the Company's Latin American and European operations. Any impairment loss will be recorded in the Company's first quarter of fiscal 2003 as a cumulative effect of a change in accounting principle.

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

Forward-Looking Statements

This report contains certain forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends," "expects," or "anticipates" and other similar anticipatory expressions, are generally forward-looking and are made only as of the date of this report and are not related to historical results. Such statements include statements relating to the Company's anticipated revenues from its distribution agreement for tackless carpet strip and the adequacy of the Company's liquidity sources to meet the Company's working capital needs and anticipated expenditures. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the Company's anticipation of performance by distributors of its tackless carpet strip, the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company's ability to satisfy its working capital needs and to finance its anticipated capital expenditures which could prove to be different than expected, the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's ability to successfully manage and integrate the business and operations of its newly acquired entities, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the Company, the Company's ability to accurately predict the number and type of employees required to conduct its European operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedges the Company's exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap is to convert the Company's floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had a similar arrangement with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the year ended February 28, 2002, the Company increased interest expense by approximately $162,000 as a result of the interest rate swap agreements that were in place during that period. The interest rate swap agreement expired in December 2001 and was not renewed.

The Company averaged approximately $10,202,000 of variable rate debt not covered by the interest rate swap agreement during fiscal 2002. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $43,000.

The Company issued 325,000 warrants associated with certain of its subordinated debt. These warrants contain put and call provisions as defined in the agreement of the price of the warrant charges by $0.10, the effect on the Company would be an adjustment to Earnings of $32,500.

Item 8.  Financial Statements and Supplementary Financial Data
The response to this item is submitted on pages F1 - F24 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 12, 2002.

Item 11.  Executive Compensation

Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 12, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 12, 2002.

Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 12, 2002.


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

     (b)  Reports on Form 8-K
          -------------------
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

10.3.5 Purchase and Sale Agreement effective as of December 31, 1997 between Roberts Beheer B.V., Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc.******

10.3.6 Subordinated Loan and Security Agreement, dated April 5, 2001, by and between The HillStreet Fund, L.P. and the Company, including Subordinated Term Promissory Note dated April 5, 2001, Warrant Agreement dated April 5, 2001, and Warrant dated April 5, 2001.********

10.3.7. Fourth Agreement of Amendment, dated April 5, 2001, by and between Fleet Capital Corporation and the Company, including 2001 Term Note dated April 5, 2001, Guaranty of Lewis Gould dated April 5, 2001, Amended Trademark Collateral Security Agreement********

21        Subsidiaries of the Company********

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

__________________

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

******** Incorporated herein by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 28, 2001.

(d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, Florida, State of Florida, on May 28, 2002.

                                      Q.E.P. CO., INC,
                                      By:   /s/ Lewis Gould
                                            ------------------------------------
                                            Lewis Gould
                                            Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lewis Gould and Marc Applebaum and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lewis Gould               Chairman, Chief Executive Officer                      May 28, 2002
--------------------------    and Director (Principal Executive Officer)
Lewis Gould

/s/ Marc Applebaum            Senior Vice President and Chief Financial              May 28, 2002
--------------------------    Officer (Principal Financial and Accounting Officer)
Marc Applebaum

/s/ Robert Feuerzeig
--------------------------     Director                                               May 28, 2002
Robert Feuerzeig

/s/ Emil Vogel
--------------------------     Director                                               May 28, 2002
Emil Vogel

/s/ Christian Nast
--------------------------     Director                                               May 28, 2002
Christian Nast

/s/ Leonard Gould
--------------------------     Director                                               May 28, 2002
Leonard Gould

/s/ David Malizia
--------------------------     Director                                               May 28, 2002
David Malizia

/s/ Pierre Simard              Director                                               May 28, 2002
--------------------------
Pierre Simard

/s/ Ernst Ohnell
--------------------------     Director                                               May 28, 2002
Ernst Ohnell

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

  Notes to Consolidated Financial Statements                        F-7 to F-24

Schedule II - Valuation and Qualifying Accounts                             S-1

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Q.E.P. Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Q.E.P. Co., Inc. (a Delaware corporation) and Subsidiaries as of February 28, 2002 and February 28, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United states of America. Those standards require that we plan and perform the audit to maintain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q.E.P. Co., and Subsidiaries as of February 28, 2002 and February 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Q.E.P. Co., Inc. and Subsidiaries for each of the three years in the period ended February 28, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
Grant Thornton LLP


Miami, Florida
April 15, 2002

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                            ASSETS                                    February 28, 2002     February 28, 2001
                                                                      -----------------     -----------------
CURRENT ASSETS
 Cash and cash equivalents                                               $     435,320        $     397,817
 Accounts receivable, less allowance for doubtful accounts of approximately $422,000 and $662,000 as of February 28, 2002
  and February 28, 2001, respectively.                                      17,267,501           17,576,040
 Notes receivable                                                               21,845               21,845
 Inventories                                                                19,878,478           20,132,585
 Prepaid expenses                                                            1,798,773            1,582,627
 Deferred income taxes                                                         485,770              582,107
                                                                         -------------        -------------
  Total current assets                                                      39,887,687           40,293,021

Property and equipment, net                                                  6,300,022            7,155,327
Deferred income taxes                                                        1,232,031            1,019,095
Intangible assets, net                                                      14,709,988           15,366,260
Notes receivable                                                                28,586               33,886
Other assets                                                                   212,205              168,165
                                                                         -------------        -------------

Total assets                                                             $  62,370,519        $  64,035,754
                                                                         =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Lines of credit                                                         $  16,763,214        $  15,484,622
 Current maturities of long term debt                                        2,053,179            2,016,385
 Acquisition notes payable                                                     767,500              932,500
 Accounts payable                                                            8,208,136            8,947,842
 Accrued liabilities                                                         2,385,755            3,123,469
                                                                         -------------        -------------
  Total current liabilities                                                 30,177,784           30,504,818

Notes payable                                                                3,118,629            5,120,566
Acquisition notes payable                                                    1,000,000            1,620,000
Subordinated long term debt                                                  3,944,792            4,500,000
Deferred income taxes                                                          504,740              177,621
Warrant Put Liability                                                          575,000                  ---

Commitments and Contingencies

SHAREHOLDERS' EQUITY
 Preferred stock, 2,500,000 shares authorized, $1.00 par
  value; 336,660 shares issued and outstanding at February
  28, 2002 and February 28, 2001                                               336,660              336,660
 Common stock; 20,000,000 shares authorized, $.001 par value;
  3,381,190 shares issued and outstanding at February 28,
  2002 and February 28, 2001                                                     3,381                3,381
Additional paid-in capital                                                   9,068,703            9,082,087
Retained earnings                                                           15,842,783           13,758,547
Cost of stock held in treasury                                                (390,642)            (350,993)
Accumulated other comprehensive income                                      (1,811,311)            (716,933)
                                                                         -------------        -------------
                                                                            23,049,574           22,112,749
                                                                         -------------        -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  62,370,519        $  64,035,754
                                                                         =============        =============

The accompanying notes are an integral part of these statements

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                            Year ended
                                            --------------------------------------------
                                            February 28,    February 28,    February 29,
                                                2002            2001           2000
                                            ------------    ------------    ------------
Net sales                                   $109,674,723    $113,003,087    $113,571,475
Cost of goods sold                            72,602,550      76,939,755      79,036,635
                                            ------------    ------------    ------------

     Gross profit                             37,072,173      36,063,332      34,534,840
                                            ------------    ------------    ------------

Costs and expenses:
 Shipping                                      9,588,832       9,801,247       8,987,252
 General and administrative                    9,740,543       9,650,354       9,393,494
 Selling and marketing                        11,894,600      11,616,403       9,494,325
 Restructuring charge                                ---         637,462             ---
 Other (income) expense, net                    (217,133)        (93,527)        (13,458)
                                            ------------    ------------    ------------

                                              31,006,842      31,611,939      27,861,613
                                            ------------    ------------    ------------

Operating income                               6,065,331       4,451,393       6,673,227

Interest income                                    9,897         175,389         133,287
Interest expense                              (2,567,455)     (2,306,584)     (1,833,675)
                                            ------------    ------------    ------------

Income before provision
 for income taxes and extraordinary item       3,507,773       2,320,198       4,972,839

Provision for income taxes                     1,404,795         887,493       1,951,447
                                            ------------    ------------    ------------

Net income before extraordinary item           2,102,978       1,432,705       3,021,392
Extraordinary item, gain on early
   extinguishment of debt                             --              --         181,559
                                            ------------    ------------    ------------
Net income                                  $  2,102,978    $  1,432,705    $  3,202,951
                                            ============    ============    ============

Basic and diluted earnings per common
share:

Income before extraordinary item            $       0.62    $       0.42    $       0.90
Extraordinary item                                   ---             ---             .05
                                            ------------    ------------    ------------
Net income                                  $       0.62    $       0.42    $       0.95
                                            ============    ============    ============

The accompanying notes are an integral part of these statements

                       Q.E.P. CO. INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                                    Accumulated
                                                                                                                       Other
                                               Preferred Stock      Common Stock       Paid-in       Retained      Comprehensive
                                               ----------------     ------------
                                             Shares     Amount     Shares    Amount    capital       earnings         Income
                                             ------     ------     ------    ------    -------       --------         ------
Balance at February 28, 1999                 336,660   $336,660  2,654,894   $2,655   $8,746,876    $ 9,147,105      ($277,000)

Net income                                                                                            3,202,951

Other comprehensive income:
 Foreign currency translation adjustment                                                                              (105,875)

Exercise of stock options                                           30,000       30      199,185
Dividends                                                                                               (11,771)
                                             -------  ---------  ---------   ------   ----------    -----------   ------------
Balance at February 29, 2000                 336,660   $336,660  2,684,894   $2,685   $8,946,061    $12,338,285      ($382,875)

Net income                                                                                            1,432,705

Other comprehensive income:
 Foreign currency translation adjustment                                                                              (334,058)

Purchase of Treasury Stock
Stock Dividend                                                     673,796      673                        (673)
Exercise of stock options                                           22,500       23      136,026
Dividends                                                                                               (11,770)
                                             -------  ---------  ---------   ------   ----------    -----------   ------------
Balance at February 28, 2001                 336,660   $336,660  3,381,190   $3,381   $9,082,087    $13,758,547      ($716,933)

Net income                                                                                            2,102,978
Other comprehensive income:
 Foreign currency translation adjustment                                                                            (1,094,378)

Purchase of Treasury Stock
Purchase of Warrants                                                                     (13,384)
Dividends                                                                                               (18,742)
                                             -------  ---------  ---------   ------   ----------    -----------   ------------
Balance at February 28, 2002                 336,660   $336,660  3,381,190   $3,381   $9,068,703    $15,842,783    ($1,811,311)
                                             =======  =========  =========   ======   ==========    ===========   ============

                                                                                   Other
                                                                 Treasury      Comprehensive
                                                                   stock          Income
                                                               ------------    -----------
Balance at February 28, 1999                                        (57,900)

Net income                                                                       3,202,951

Other comprehensive income:
 Foreign currency translation adjustment                                          (105,875)

Exercise of stock options
Dividends
                                                               ------------    -----------
Balance at February 29, 2000                                        (57,900)    $3,097,076
                                                                               ===========

Net income                                                                       1,432,705

Other comprehensive income:
 Foreign currency translation adjustment                                          (334,058)

Purchase of Treasury Stock                                         (293,093)
Stock Dividend
Exercise of stock options
Dividends
                                                               ------------    -----------
Balance at February 28, 2001                                      ($350,993)    $1,098,647
                                                                               ===========

Net income                                                                       2,102,978
Other comprehensive income:
 Foreign currency translation adjustment                                        (1,094,378)

Purchase of Treasury Stock                                          (39,649)
Purchase of Warrants
Dividends
                                                               ------------    -----------
Balance at February 28, 2002                                      ($390,642)    $1,008,600
                                                               ============    ===========

The accompanying notes are an integral part of these statements

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended
                                                      -------------------------------------------------------
                                                        February 28,         February 28,        February 29,
                                                            2002                 2001                2000
                                                            ----                 ----                ----
Cash flows from operating activities:
Net income                                               $ 2,102,978          $ 1,432,705         $ 3,202,951

Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                             1,524,090            1,356,927             949,155
 Amortization of costs in excess of assets acquired          471,126              457,081             368,134
 Amortization of discount on long term debt                   18,080              213,092             267,112
 Bad debt expense                                             94,909              127,119             277,734
 Loss on sale of property and equipment                          ---               26,023                 ---
 Deferred income taxes                                       210,520              147,207               5,502
 Gain on early extinguishments of debt                           ---                  ---            (181,559)
Changes in assets and liabilities, net of acquisitions:
 Accounts receivable                                        (172,907)          (1,446,741)              9,369
 Inventories                                                (292,666)          (2,230,277)         (1,186,665)
 Prepaid expenses                                           (224,234)            (609,635)           (543,250)
 Other assets                                               (218,487)            (368,620)            707,821
 Accounts payable and accrued liabilities                   (899,185)           1,262,131          (1,339,946)
                                                         -----------          -----------         -----------
Net cash provided by operating activities                  2,614,224              367,012           2,536,358
                                                         -----------          -----------         -----------

Cash flows from investing activities
 Capital expenditures                                       (576,907)          (2,018,793)           (719,880)
 Purchase of trademarks and licenses                             ---             (200,000)           (833,050)
 Acquisitions, net of cash acquired                              ---           (1,116,517)         (2,668,000)
 Proceeds from sale of property & equipment                      ---              150,000                 ---
                                                         -----------          -----------         -----------
Net cash used in investing activities                       (576,907)          (3,185,310)         (4,220,930)
                                                         -----------          -----------         -----------

Cash flows from financing activities:
 Net borrowings under lines of credit                      1,278,592            5,069,876           4,330,537
 Borrowings of long term debt                              6,000,000                  ---                 ---
 Repayments of long term debt                             (7,999,681)          (1,384,925)         (1,515,397)
 Repayments of acquisition debt                             (785,000)          (2,462,843)           (377,851)
 Purchase of subordinated debt                                   ---                  ---          (1,093,817)
 Purchase of treasury stock                                  (39,649)            (293,093)                ---
 Proceeds from exercise of stock options                         ---              136,047             199,185
 Payments on notes receivable                                  5,300            1,667,818             798,558
 Purchase of common stock warrants                           (13,384)                 ---                 ---
 Dividends                                                   (18,742)             (11,770)            (11,771)
                                                         -----------          -----------         -----------
Net cash (used in) provided by financing activities       (1,572,564)           2,721,110           2,329,444
                                                         -----------          -----------         -----------

Cumulative currency translation adjustment                  (427,250)            (334,058)           (105,875)
                                                         -----------          -----------         -----------
Net increase (decrease) in cash                               37,503             (431,246)            538,997

Cash and cash equivalents at beginning of year               397,817              829,063             290,066
                                                         -----------          -----------         -----------

Cash and cash equivalents at end of year                 $   435,320          $   397,817         $   829,063
                                                         ===========          ===========         ===========

The accompanying notes are an integral part of these statements.

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.(TM), O'TOOL(TM) and ROBERTS(TM) the Company markets specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet and marble. During fiscal 2002 the Company reduced the amount of items it sells through its subsidiaries. Total products marketed by Q.E.P. and subsidiaries now approximate 3,000. The Company sells its products to large home improvement retail centers, as well as traditional distribution outlets in 50 states and more than 49 countries worldwide.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Principles of Consolidation

     The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly owned subsidiaries, after eliminating all significant inter-company accounts and transactions.

2.   Warrants

     In connection with an acquisition, the Company has issued a total of 250,000 warrants to purchase common stock at $8.00 per share. These warrants expire on October 21, 2002. In connection with the refinancing of certain subordinated debt (see Note K), the Company issued 325,000 warrants at $3.63, which will to expire on April 4, 2011. These warrants can be put to the Company after the fifth year based on certain criteria. Further, the Company may call these warrants, based on certain criteria, after the sixth year.

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

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Maintenance and repairs are charged to expense, and significant renewals and betterments are capitalized. When property is sold or otherwise disposed of, the cost and related depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations for the period.

6.   Intangible Assets

     Intangible assets (predominately goodwill which represents the cost in excess of net assets of businesses acquired) are recorded and amortized over periods ranging from five to thirty five years using the straight-line
     method.   The Company will adopt FASB No. 142 "Goodwill and Other
     Intangibles" beginning March 1, 2002; consequently, amortization of goodwill will cease (See Note U).

7.   Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

     The Company evaluates its long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets (See Note U). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

8.   Income Taxes

     Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts each year-end.

9.   Leases

     Leases which meet certain criteria are classified as capital leases. For such leases, assets and obligations are recorded initially at the fair market values of the leased assets. The capitalized leases are amortized using the straight-line method over the assets' estimated economic lives. Interest expense relating to the lease liabilities is recorded to affect a constant rate of interest over the terms of the obligations. Leases not meeting capitalization criteria are classified as operating leases and related rentals are charged to expense as incurred.

10.  Stock-Based Compensation

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

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Earnings Per Share

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

12.  Comprehensive Income

     The Company records comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

     The components of comprehensive income and the effect on earnings for the year ended February 28, 2002 are detailed in the Company's accompanying Consolidated Statement of Shareholders' Equity.

13.  Post Employment Benefits

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

14.  Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities - an Amendment of FASB Statement No. 133." See Note K(B)

15.  Interest Rate Swap

     The interest rate swap agreement, (the "Swap") involves the exchange of fixed and floating interest rate payment obligations over various terms without the exchange of the underlying notional principal amount. The differential to be paid or received is recognized as an adjustment to interest expense in the period incurred. The swap agreement expired in December, 2001.

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Fair Value of Financial Instruments

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

     Warrant put liability: The carrying amount approximates fair value based on the market value of the Company's stock or contract value as defined.

17.  Foreign Currencies

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

18.  Revenue Recognition

     Sales are recognized when merchandise is shipped and such revenue is recorded net of estimated sales returns, discounts and allowances. The Company establishes reserves for returns and allowances based on current and historical information and trends. Sales and accounts receivable have been reduced by such amounts.

19.  Shipping and Handling Costs

     Shipping and handling costs are classified as a separate operational expense on the accompanying Consolidated Statements of Income.

20.  Advertising Cost

     Advertising costs are expensed in the period incurred except those costs which result in tangible assets, such as catalogs, which are treated as prepaid supplies and charged to operations as consumed.

21.  Research and Development

     Research and development costs are charged to expense in the period incurred.

22.  Use of Estimates

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

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Management has used reasonable assumptions in deriving these estimates; however, actual results could differ from these estimates. Consequently, an adverse change in those conditions could affect the Company's estimate.

23. Certain amounts in the fiscal year 2001 presentation have been reclassified to conform with the fiscal year 2002 presentation.

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

During fiscal 2001, the Company made three strategic acquisitions. The purchase price for these acquisitions, most of which were domestic companies, was approximately $2,800,000. The excess of aggregate purchase price over the fair market value of net assets acquired of approximately $500,000 was being amortized on a straight line basis over 20 years.

During fiscal 2000, the Company made six strategic acquisitions. The purchase price for all of these acquisitions, the majority of which were international companies, was approximately $8,750,000. The excess of aggregate purchase price over the fair market value of net assets acquired of approximately $3,500,000 was being amortized on a straight line basis over 20 years.

Effective March 1, 2002 the Company will stop amortizing goodwill.  See Note U.

The unaudited pro forma consolidation of the acquisitions occurring in fiscal 2001 showing the results of operations assuming the above purchases occurred on March 1, 2000 are not material and are not included herein.

NOTE D - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during each period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not used when the effect is antidilutive. For the three years ended February 28, 2002, the weighted average number of basic shares of common stock outstanding amounted to 3,381,190 in 2002, 3,343,868 in 2001 and 3,345,701 in 2000. For the three years ended
February 28, 2002 the weighted average number of diluted shares of common stock outstanding amounted to 3,390,028 in 2002, 3,368,818 in 2001 and 3,364,668 in
2000.

NOTE E - EQUITY

On June 6, 2000, the Board of Directors declared a five for four stock split of the Company's common stock, affected in the form of a stock dividend which was paid on August 1, 2000. As a result of this action, approximately 673,000 shares were issued to shareholders of record on July 17, 2000. Par value of the common stock remained at $0.001 per share and, accordingly, $673 was transferred from retained earnings to common stock.

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 28, 2001 and 2000, the effect on earnings per share was a reduction of $0.11 and $0.24, respectively. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

NOTE F - LICENSE AGREEMENT

Effective May 15, 2000, the Company entered into an agreement to license the distribution rights of its tackless carpet strip product to U.S. flooring products distributors. Under the terms of the agreement, the Company will receive a total of $2,750,000 at a predetermined rate based on cartons of tack strip sold by the licensee. The Company is guaranteed to receive a minimum of $400,000 per year. In addition, the Company will retain the right and will continue to sell tackless carpet strip to the home center and international markets. For the two years ended February 28, 2001, the Company sold approximately $2,957,000 and $14,114,000, respectively. There were no sales of this product to these distributors for the fiscal year ended February 28, 2002.

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

Information attributable to the Company's geographic areas is as follows:

                                   United       Canada/
                                  States of      Latin       New Zealand/              Inter-company  Consolidated
                                                                                                      ------------
                                   America      America       Australia     Europe     Eliminations       Total
                                   -------      -------       ---------     ------     ------------       -----
         2002
         ----
Sales                            $87,197,283  $10,866,127    $3,761,605   $7,849,708   $        ---   $109,674,723
Transfers between areas            2,534,283    3,001,319           ---          ---     (5,535,602)           ---
                                 -----------  -----------    ----------   ----------   ------------   ------------
Total Sales                      $89,731,566  $13,867,446    $3,761,605   $7,849,708     (5,535,602)  $109,674,723
                                 ===========  ===========    ==========   ==========   ============   ============
Long-lived Assets                $41,431,650  $ 2,325,823    $  584,501   $  823,820   $(23,943,579)  $ 21,222,215
                                 ===========  ===========    ==========   ==========   ============   ============

         2001
         ----
Sales                            $87,261,192  $12,846,153    $4,112,636   $8,783,106   $        ---   $113,003,087
Transfers between areas            1,300,127          ---           ---        4,102     (1,304,229)           ---
                                 -----------  -----------    ----------   ----------   ------------   ------------
Total Sales                      $88,561,319  $12,846,153    $4,112,636   $8,787,208   $ (1,304,229)  $113,003,087
                                 ===========  ===========    ==========   ==========   ============   ============
Long-lived Assets                $41,136,460  $ 2,696,467    $  785,885   $  950,062   $(22,879,122)  $ 22,689,752
                                 ===========  ===========    ==========   ==========   ============   ============

         2000
         ----
Sales                            $89,366,768  $13,104,460    $2,192,192   $8,908,055   $        ---   $113,571,475
Transfers between areas              947,927          ---           ---          ---       (947,927)           ---
                                 -----------  -----------    ----------   ----------   ------------   ------------
Total Sales                      $90,314,695  $13,104,460    $2,192,192   $8,908,055   $   (947,927)  $113,571,475
                                 ===========  ===========    ==========   ==========   ============   ============
Long-lived Assets                $36,628,219  $ 1,632,748    $  291,024   $1,172,581   $(21,324,963)  $ 18,399,609
                                 ===========  ===========    ==========   ==========   ============   ============

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

NOTE I - INVENTORIES

  Inventories consisted of the following:

                                          February 28,           February 28,
                                              2002                   2001
                                              ----                   ----
Raw materials and work-in-process         $ 3,837,402            $ 4,957,226
Finished goods                             16,041,076             15,175,359
                                          -----------            -----------

                                          $19,878,478            $20,132,585
                                          ===========            ===========

NOTE J - PROPERTY AND EQUIPMENT

                                                                      February 28,            February 28,
                                                                          2002                    2001
                                                                          ----                    ----
Property and equipment consisted of the following:

Machinery and warehouse equipment                                     $ 4,259,073             $ 4,635,952
Office furniture, equipment and computer equipment                      3,556,645               3,168,332
Building and leasehold improvements                                     2,055,511               2,019,756
                                                                      -----------             -----------
                                                                        9,871,229               9,824,040
Less accumulated depreciation and amortization                         (3,571,207)             (2,668,713)
                                                                      -----------             -----------
                                                                      $ 6,300,022             $ 7,155,327
                                                                      ===========             ===========

NOTE K - DEBT

Total debt consists of the following:

                                                                      February 28,            February 28,
                                                                          2002                    2001
                                                                          ----                    ----
(A)  Payable to banks under revolving credit facilities               $16,763,214             $15,484,622
(B)  Subordinated debt                                                  4,500,000               4,604,217
(C)  Payable to a bank under term loan credit facilities                4,080,357               5,785,713
(D)  Payable to a bank under a mortgage agreement                         556,559                 635,350
(E)  Acquisition notes payable                                          1,767,500               2,552,500
     Other debt, including capital leases                                 534,892                 611,671
                                                                      -----------             -----------
                                                                       28,202,522              29,674,073
Less current installments                                              19,583,893              18,433,507
                                                                      -----------             -----------
                                                                        8,618,629              11,240,566
Less unamortized discount                                                (555,208)                    ---
                                                                      -----------             -----------
Long Term                                                             $ 8,063,421             $11,240,566
                                                                      ===========             ===========

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement, which was amended on April 5, 2001, provides for borrowings of up to $18,000,000 (subsequent to February 28, 2002 this amount was increased to $20,000,000 through June 3,
     2002) against a fixed percentage of eligible accounts receivable and inventory. Interest is payable based on a sliding scale depending on the Company's senior debt to EBITDA ranging from LIBOR plus 1.75% to LIBOR plus 2.5%. The facility terminates in July 2003 and is collateralized by substantially all of the Company's assets. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibits the payment of dividends, except with the lender's consent. Interest was charged based on a sliding scale. As of February 28, 2002 interest was at LIBOR (1.85% at February 28, 2002) plus 2.00%. At February 28, 2002 the Company had $1,113,000 available for future borrowings under the credit facility, net of approximately $444,000 in outstanding letters of credit. The Company's Chilean subsidiary has a revolving credit facility with a financial institution, which permits borrowings of up to $100,000 with interest at 18% per year. The facility is secured by a standby letter of credit given by the Company. This facility expires on May 31, 2002 and is expected to be renewed at a reduced amount. At February 28, 2002, the Chilean subsidiary had approximately $54,000 available for future borrowings under the credit facility. The Company's Australian subsidiary also has an overdraft facility, which allows it to borrow against a certain percentage of inventory and receivables. At February 28, 2002 the maximum permitted borrowing was approximately $361,000 and approximately $86,000 was available for future borrowings.

(B) In connection with the acquisition of Roberts, the Company issued $7,500,000 of subordinated debentures bearing an interest rate of 8%. During fiscal 2000, the Company repurchased approximately $1,229,000 of such debentures at a discount resulting in an extraordinary gain from early extinguishments of debt of approximately $181,000. The remaining bonds matured in April 2001 and were paid. On April 5, 2001, the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bears an interest rate of 15% and matures on April 5, 2007. Beginning July 1, 2005, the Company is required to make equal quarterly principal payments of $562,500 through April 5, 2007. The agreement also provides for an additional 3% interest if the Company does not meet certain financial covenants. In addition, the Company issued 325,000 10-year warrants at $3.63. These warrants can be put to the Company on and after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may call these warrants on and after April 5, 2007 based on the same criteria. The Company has recorded a liability for these put warrants based on an independent appraisal. Changes to the fair value of the put warrants will be recognized in earnings of the Company in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The resulting discount of the subordinated credit facility will be amortized over the life of the debt.

(C) The original term loan is payable in equal quarterly installments over a seven year period. The loan is collateralized by substantially all of the assets of the Company. The interest rate varies based on conditions, as defined in the agreement and was approximately 3.90% at February 28, 2002. The balance of the term loan at February 28, 2002 and February 28, 2001 was $3,142,857 and $4,285,713, respectively. The Company obtained an additional term loan ("2001 Term Loan") from its primary lending institution, the proceeds of which were utilized repay its subordinated debt which matured in April 2001. This loan in the amount of $1,500,000 is payable in equal quarterly installments, which commenced on July 1, 2001 and will end on April 1, 2003. The interest rate for this loan is LIBOR plus 2.75%. At February 28, 2002, the balance of the 2001 Term Loan was $937,500.

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D) During fiscal 2001, the Company purchased the land and building from its then existing landlord where it operates in Bramalea, Ontario, Canada. The cost of the facility was approximately $988,000 of which the Company obtained a mortgage in the approximate amount of $670,000 from a Canadian financial institution. This facility is payable over 10 years at an interest rate to be set annually (6.1% as of February 28, 2002) and is collateralized by the land and building. The facility also requires the Company to continue remediation efforts on the property as approved by the Canadian Ministry of Environment. See Note M.

(E) In connection with the acquisitions of certain newly acquired entities, the Company issued five notes to the respective sellers. During fiscal 2001, the Company issued a note for $1,600,000, payable in equal quarterly payments over a five-year period. The note bears an interest rate of 8%. As of February 28, 2002, the Company is obligated for two additional notes for prior year acquisitions. One, having an original balance of $900,000, is payable in equal annual installments over a three year period with interest at the Company's prevailing borrowing rate. The balance at February 28, 2002, is $300,000. The other note has a balance of $340,000 and is payable in installments of $20,000 per month for seven months and $200,000 in December 2003.

On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedges the Company's exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap is to convert the Company's floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had a similar arrangement with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company's exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the year ended February 28, 2002, the Company increased interest expense by approximately $162,000 as a result of the interest rate swap agreements that were in place during that period. The interest rate swap agreement expired in December 2001 and was not renewed.

Interest paid for all debt was approximately $2,189,600, $2,025,100 and $1,486,000 in fiscal 2002, 2001 and 2000 respectively.

The aggregate matur ities of all debt, excluding the put liability, maturing during each of the next five years as of February 28, 2002 is as follows:

                    2003                                      $19,583,893
                    2004                                        2,268,431
                    2005                                        1,246,633
                    2006                                        1,353,298
                    2007                                        2,293,500
                    Thereafter                                    901,559
                                                              -----------
                    Total                                     $27,647,314
                                                              ===========
                    Current                                   $19,583,893
                    Long Term                                   8,063,421
                                                              -----------
                    TOTAL                                     $27,647,314
                                                              ===========

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:
                                                                        February 28, 2002         February 28, 2001
                                                                        -----------------         -----------------
        Accrued payroll and employee benefits                             $  707,595                 $  838,738
        Accrued volume and advertising discount                              885,031                  1,611,216
        Accrued interest                                                     290,709                    326,887
        Accrued liabilities - other                                          502,420                    346,628
                                                                          ----------                 ----------
                                                                          $2,385,755                 $3,123,469
                                                                          ==========                 ==========

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

1.   Future Minimum Obligations

     The Company conducts its operations from various leased facilities. Future minimum payments under non-cancelable operating leases consist of the following in fiscal years ending after February 28, 2002:

          2003                                        $1,783,104
          2004                                           998,411
          2005                                           560,967
          2006                                           408,665
          2007                                           741,790
                                                      ----------
          Total                                       $4,492,937
                                                      ==========

     Total rent expense under non-cancelable operating leases approximated $2,201,000, $2,045,000 and $1,891,000 in fiscal 2002, 2001 and 2000, respectively.

2.   Roberts Consolidated Industries, Inc.

     The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, handling and disposal practices for solid, special and hazardous wastes, and imposing liability for the cost of cleaning up, and certain damages resulting from sites of past spills, disposal or other releases of hazardous substances (together, "Environmental Laws"). Sanctions which may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and clean up costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. The Company's manufacturing facilities are

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company believes that the cost of compliance with Environmental Laws to date has not been material to the Company. The Company is not currently aware of any situations requiring remedial or other action, which would involve a material expense to the Company, or expose the Company to material liability under Environmental Laws. As the operations of the Company involve the storage, handling, discharge and disposal of substances which are subject to regulation under Environmental Laws, there can be no assurance that the Company will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

     The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment (MOE). The Company recorded a reserve for potential environmental liability on the closing date of the Roberts acquisition of approximately $325,000 and this amount was increased during fiscal 1999 by $275,000 to $600,000 based on an estimate for the cost of remediation. To date, the Company has spent approximately $480,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of between $5,000 and $25,000 per year for the next few years.

NOTE N - PENSION AND RETIREMENT PLANS

Profit Sharing and 401(k) Plan

The Company and its subsidiaries offers a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution. The Company may, at the discretion of the Board of Directors, make contributions to the plan. For the three years ended February 28, 2002, the Company contributed approximately $62,000, $70,000 and, $68,000, respectively.

Subsequent to the acquisition of Roberts, the Company terminated the Roberts Salaried Employees Defined Benefit Pension Plan. As of May 31, 1998, the projected benefit obligation was estimated to be $2,452,000 and the plan assets were approximately $2,947,000. The Company initially recorded an asset in excess of projected benefit of approximately $700,000. During fiscal 1999, the Company had an actuarial valuation prepared which adjusted this amount and goodwill by approximately $226,000. During fiscal 2001, the Plan distributed its remaining assets to its participants under a new defined contribution plan and, with the approval of regulatory authorities, the remainder reverted to the Company. This new defined contribution plan expects to distribute its assets upon the retirement of all of its participants. No pension expense was recorded in each of the three years ended February 28, 2002.

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - INCOME TAXES

Income (loss) before provision for income taxes and extraordinary item consisted of the following:

                                                               Year Ended February 28 or 29,
                                                               -----------------------------
                                                         2002              2001               2000
                                                         ----             -----               ----
     United States                                    $4,192,810       $ 3,335,414         $4,607,045
     Foreign                                            (685,037)       (1,015,216)           365,794
                                                      ----------       -----------         ----------
     Total                                            $3,507,773       $ 2,320,198         $4,972,839
                                                      ==========       ===========         ==========

The components of the provision for income taxes are as follows:

                                                               Year Ended February 28 or 29,
                                                               -----------------------------
                                                          2002              2001               2000
                                                          ----              ----               ----
     Current:
        Federal                                       $1,089,993         $ 623,400         $1,529,932
        State                                             51,848            99,296            261,602
        Foreign                                           52,436            17,590            154,411
                                                      ----------         ---------         ----------
                                                       1,194,277           740,286          1,945,945
                                                      ----------         ---------         ----------
     Deferred:
        Federal                                          447,443           437,943            143,823
        State                                             35,357            44,052            (11,210)
        Foreign                                         (272,282)         (334,788)          (127,111)
                                                      ----------         ---------         ----------
                                                         210,518           147,207              5,502
                                                      ----------         ---------         ----------
     Total income tax provision                       $1,404,795         $ 887,493         $1,951,447
                                                      ==========         =========         ==========

The tax effects of temporary differences which give rise to deferred tax assets are as follows:

                                                           February 28, 2002        February 28, 2001
                                                           -----------------        -----------------
     Provision for doubtful accounts                           $  126,383               $   45,661
     Accrued expenses                                             218,274                  230,231
     Fixed assets                                                (468,534)                (177,621)
     Inventory                                                    141,113                  149,051
     Net operating loss - U.S.                                    292,928                  320,676
     Foreign credit carryforwards and net operating
      loss                                                        939,103                  666,822

     Other                                                        (36,206)                 188,761
                                                               ----------               ----------
     Net deferred tax asset                                    $1,213,061               $1,423,581
                                                               ==========               ==========

The Company has approximately $794,000 in net operating loss carry forwards which expire in the years 2011 through 2018, all of which relates to the Company's Fiscal 2000 acquisitions. The net operating loss carry forward is subject to separate IRC Section 382 Limitation. The Section 382 limitation limits the Company's utilization of its net operating losses to an annual amount after an ownership change.

The Company has net operating losses in various foreign countries of approximately $2,760,000. The Company has recorded a deferred tax asset based on its estimate of the recoverability prior to their expiration. If the Company determines in future years that net operating losses will not be realized, then the asset will be adjusted accordingly. Further, $200,000 of these losses expire in 2006 and the remainder have no limitation on their expiration.

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

                                                               Year Ended February 28 or 29,
                                                               -----------------------------
                                                    2002                    2001                     2000
                                                    ----                    ----                     ----
                                                Amount       %           Amount       %          Amount        %
                                                ------      ---          ------      ---         ------       ---
Provision for federal income taxes
   at the statutory rate                      $1,192,643    34.0        $788,867    34.0       $1,752,214    34.0
State and local income taxes -
   net of federal income tax benefit             101,725     2.9          79,351     3.4          176,252     3.4
Other                                            110,427     3.1          19,275     0.8           22,981     0.4
                                              ----------    ----        --------    ----       ----------    ----
Actual provision                              $1,404,795    40.0        $887,493    38.2       $1,951,447    37.8
                                              ==========    ----        ========    ----       ==========    ====

Cash paid for income taxes was approximately $984,000, $1,504,000 and $2,031,000 fiscal 2002, 2001 and 2000, respectively.

NOTE Q - SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

1.   Significant Customer Information

     The Company sells products to a large number of customers which are primarily in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's customer base includes a high concentration of home center chains with two such customers accounting for a total of 59%, 50% and 39% of sales in fiscal 2002, 2001 and 2000, respectively. One customer represented 46%, 41% and 35% and the other customer represented 13%, 9% and 4% of sales in fiscal 2002, 2001 and 2000, respectively. These same two customers represented 35% and 10% of accounts receivable at February 28, 2002 and 29% and 13% of accounts receivable at February 28, 2001. Although the Company is directly affected by the well-being of the home center industry, management does not believe significant credit risk exists at February 28, 2002.

2.   Significant Vendor Information

     The Company purchased approximately 28% and 12%, 19% and 15% and 19% and 10% of purchases for the fiscal years ended 2002, 2001 and 2000 respectively through two vendors.

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

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may redeem any or all of the shares of Series A Preferred Stock outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition. In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 28, 2002 and February 28, 2001, there were 319,160 shares of Series A Preferred Stock issued and outstanding. There were $18,142 and $11,170 of dividends declared and paid during the fiscal years 2002 and 2001.

Series B

1,000,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series B Preferred Stock. The holder of each share of Series B Preferred Stock shall be entitled to receive, out of the surplus of the Company, a non-cumulative dividend at the rate of $.05 per share per annum, payable annually before any dividend shall be set apart for or paid on the common shares for such years. The Series B Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series B Preferred Stock then outstanding at a price per share of $1.00. At February 28, 2002 and 2001, there were no outstanding shares of Series B preferred stock.

Series C

1,000,000 of the Company's 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared or paid on or set aside for the Company's common stock, out of funds legally available for that purpose, cumulative dividends at the rate of $.035 per share per annum, payable in annual installments, accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series C Preferred Stock then outstanding at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition. In fiscal year 2002, the fiscal 2000 dividends of approximately $600 were paid. In fiscal year 2002, dividends of approximately $600 were declared and were unpaid at February 28, 2002.

Treasury Stock

Total common shares purchased in fiscal year 1996 and held in treasury were 15,152 shares for an aggregate cost $57,900. In fiscal 2001, pursuant to a resolution passed by the Board of Directors, the Company repurchased 42,000 shares of common stock at an aggregate cost of $293,093. Further, pursuant to the same resolution, the Company repurchased 12,000 shares of common stock at an aggregate cost of $39,649 in fiscal 2002.

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

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company continues to account for options issued under the intrinsic value method of APB 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company's net income and diluted earnings per share for the year ended February 28 or 29, 2002, 2001 and 2000 would have been as follows:

                                                                   (in thousands, except per share data)
                                                            2002                   2001                   2000
                                                           ------                 ------                 ------
     Net income
          As reported                                         $2,103                 $1,432                 $3,202
          Pro forma                                           $1,996                 $1,110                 $3,064

     Net income per share
          As reported                                         $ 0.62                 $ 0.42                 $ 1.19
          Pro forma                                           $ 0.56                 $ 0.33                 $ 1.14

The weighted average fair value at date of grant for options granted during 2002, 2001 and 2000 was $1.18, $1.94 and $3.40 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

                                                             2002                   2001                     2000
                                                             ----                   ----                     ----
     Expected stock price volatility                         36.7%                  33.7%                    35.1%
     Expected lives of options
     Directors and officers                                3 years                3 years                  3 years
     Employees                                             3 years                3 years                  3 years
     Risk-free interest rate                                  4.4%                   5.9%                     5.4%
     Expected dividend yield                                  0.0%                   0.0%                     0.0%

                                                                                              Weighted average
                                                                       Shares                  exercise price
                                                                       ------                  --------------
     Options outstanding at February 28, 1999                           451,500

     Exercised                                                          (37,500)                       $5.35
     Granted                                                            107,000                        $6.40
     Cancelled or forfeited                                            (123,750)                       $6.63
                                                                       --------
     Options outstanding at February 29, 2000                           397,250

     Exercised                                                          (25,000)                       $5.54
     Granted                                                             36,000                        $6.45
     Cancelled or forfeited                                             (16,187)                       $6.30
                                                                       --------

     Options outstanding at February 28, 2001                           392,063

     Exercised                                                                0
     Granted                                                            123,750                        $3.92
     Expired                                                           (157,813)                       $5.94
     Cancelled or forfeited                                              (1,000)                       $5.78
                                                                       --------

     Options outstanding at February 28, 2002                           357,000

     Options currently exercisable                                      197,868                        $6.36
                                                                       ========

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding as of February 28, 2002:

                                         Weighted average       Weighted                          Weighted
     Range of                Number          remaining           average          Number          average
  exercise prices         outstanding     contractual life    exercise price    exercisable     exercise price
  ---------------         -----------     ----------------    --------------   ------------    ----------------
   $3.65 - $8.56            357,000                  6.68            $5.52         197,868             $6.36

During fiscal 2002, the Company issued 50,000 non-Qualified stock options to an officer of the Company. These options have an exercise price of $4.00 and expire in ten years.

NOTE T - NONCASH INVESTING AND FINANCING ACTIVITIES

During fiscal 2001, the Company acquired certain businesses. In connection with these acquisitions, liabilities were assumed as follows:

                          Cash paid                                               $ 1,116,517
                          Liabilities assumed                                          75,710
                          Issuance of notes to related sellers                      1,620,000
                                                                                   ----------
                          Purchase price                                          $ 2,812,227
                          Fair value of net assets acquired                         2,305,131
                                                                                   ----------
                          Excess of purchase price over fair value of net
                            assets acquired                                       $   507,096
                                                                                   ==========

Also, during fiscal 2001, the Company made certain capital expenditures as follows:

                          Total capital expenditures                       $ 2,885,675
                          Amounts representing capitalized leases
                            and other secured financing                    $   866,882
                                                                            ==========
                          Capital expenditures paid in cash                $ 2,018,793
                                                                            ==========

During fiscal 2000, the Company made six strategic acquisitions. In connection with these acquisitions, liabilities were assumed as follows:

                          Cash paid                                        $ 2,668,000
                          Liabilities assumed                                3,105,061
                          Issuance of notes to related sellers               2,985,000
                                                                            ----------
                          Purchase price                                   $ 8,758,061
                          Fair value of net assets acquired                  5,258,061
                                                                            ----------
                          Excess of purchase price over fair value of net
                            assets acquired                                $ 3,500,000
                                                                            ==========

NOTE U - NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001;

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     . Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

     . Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

     . Effective March 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and,

     . All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method, until March 1, 2002, at which time annual and quarterly goodwill amortization of approximately $118,000 and $471,000, respectively, will no longer be recognized. The Company is in the process of completing its evaluation and believes that there will be an effect on the amount it currently has recorded as intangible assets as they relate to the Company's Latin American and European operations. Any impairment lost will be recorded in the Company's 1st quarter of fiscal 2003 as a cumulative effect of a change in accounting principle.

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

                          SUPPLEMENTAL FINANCIAL DATA
                     QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results for the two years ended February 28, 2002 are set forth in the following table:

                                                     Net Earnings     Earnings (Loss)
                        Sales        Gross Profit       (Loss)           per share
                        -----        ------------    ------------     ---------------
    2002
    ----
First quarter        $ 28,886,441    $ 9,755,096     $    604,294         $ 0.18     (1)
Second quarter         27,267,023      9,154,028          609,003           0.18
Third quarter          26,645,951      8,897,944          338,428           0.10
Fourth quarter         26,875,308      9,265,105          551,253           0.16
                     ------------    -----------     ------------         ------
 Total               $109,674,723    $37,072,173     $  2,102,978         $ 0.62
                     ============    ===========     ============         ======

    2001
    ----
First quarter        $ 31,571,511    $ 9,815,888     $    942,845         $ 0.28     (1)
Second quarter         28,220,925      9,413,031          855,029           0.25
Third quarter          26,350,670      7,650,377         (796,785)         (0.24)    (2)
Fourth quarter         26,859,981      9,184,036          431,616           0.13
                     ------------    -----------     ------------         ------
 Total               $113,003,087    $36,063,332     $  1,432,705         $ 0.42
                     ============    ===========     ============         ======

(1) Includes the impact on sales resulting from the Company's decision to license the rights of its tackless carpet strip product to U.S. flooring products distributors in May 2000. Sales of tackless carpet strip amounted to approximately $2,957,000 predominantly made in the first quarter of fiscal 2001. There were no sales of this product to these distributors in fiscal 2002.

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

                       Q.E.P. CO., INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            Column A                Column B            Column C             Column D     Column E
            --------                --------            --------             --------     --------
                                                        Additions
                                                 ------------------------
                                   Balance at    Charged to    Charged to                Balance at
                                   beginning     costs and       other      Deductions      end
          Description              of period      expenses      accounts        (a)       of period
          -----------              ---------     ----------    ----------   ----------   ----------
Year ended February 29, 2000
Deducted from asset accounts
  Allowance for doubtful
   accounts                         $381,628       $277,734  (b)  191,466    $110,290     $740,538

Year ended February 28, 2001
 Deducted from asset accounts
  Allowance for doubtful
   accounts                         $740,538       $127,119            --    $205,831     $661,826

Year ended February 28, 2002
 Deducted from asset accounts
  Allowance for doubtful
   accounts                         $661,826       $ 94,909            --    $335,129     $421,606

(a)  Accounts written off as uncollectable, net of recoveries.

(b) Reserve associated with the Fiscal 2000 acquisitions at the date of acquisition.