Form 10-Q
period 2002-05-31
QEP CO INC
filed 2002-07-15
CIK 1017815

                                    FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:       May 31, 2002
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

                     Yes     X                 No ________
                          -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 12, 2002: 3,381,190 shares of common stock, par value $0.001 per share.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

           Consolidated Balance Sheets
                   May 31, 2002 (Unaudited) and February 28, 2002 (Audited) ...........................   3
           Consolidated Statements of Income (Unaudited)
                   For the Three Months Ended May 31, 2002 and 2001 ...................................   4
           Consolidated Statements of Cash Flows (Unaudited)
                   For the Three Months Ended May 31, 2002 and 2001 ...................................   5

    Notes to Consolidated Financial Statements ........................................................   6

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ....   9

    Item 3 - Qualitative and Quantitative Disclosures about Market Risk ...............................  13

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings ........................................................................  13

    Item 2 - Changes in Securities ....................................................................  13

    Item 6 - Exhibits and Reports on Form 8-K .........................................................  13

    Signatures ........................................................................................  14

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       MAY 31, 2002 AND FEBRUARY 28, 2002

                                                                                   May 31, 2002    February 28, 2002
                                                                                   ------------    -----------------
                                                                                    (UNAUDITED)        (AUDITED)
                                                     ASSETS
CURRENT ASSETS

     Cash and cash equivalents .................................................   $    919,177       $    435,320
     Accounts receivable, less allowance for doubtful accounts
       of approximately $315,600 and $422,000 as of May 31, 2002
       and February 28, 2002, respectively .....................................     16,860,737         17,267,501
     Notes receivable ..........................................................         21,845             21,845
     Inventories ...............................................................     21,285,205         19,878,478
     Prepaid expenses ..........................................................      1,568,985          1,798,773
     Deferred income taxes .....................................................        485,770            485,770
                                                                                   ------------       ------------
       Total current assets ....................................................     41,141,719         39,887,687

Property and equipment, net ....................................................      6,299,784          6,300,022

Deferred income taxes ..........................................................      1,110,588          1,232,031
Intangible assets, net .........................................................     15,029,117         14,709,988
Notes receivable ...............................................................         28,586             28,586
Other assets ...................................................................        223,093            212,205
                                                                                   ------------       ------------

Total Assets ...................................................................   $ 63,832,887       $ 62,370,519
                                                                                   ============       ============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

     Lines of credit ...........................................................   $ 17,076,168       $ 16,763,214
     Current maturities of long term debt ......................................      2,078,347          2,053,179
     Acquisition notes payable .................................................        727,500            767,500
     Accounts payable ..........................................................      8,518,219          8,208,136
     Accrued liabilities .......................................................      2,872,825          2,385,755
                                                                                   ------------       ------------
       Total current liabilities ...............................................     31,273,059         30,177,784

Notes payable ..................................................................      2,534,991          3,118,629
Acquisition notes payable ......................................................        920,000          1,000,000
Subordinated long term debt ....................................................      3,971,875          3,944,792
Deferred income taxes ..........................................................        504,740            504,740
Warrant put liability ..........................................................        700,000            575,000
Commitments and contingencies ..................................................            ---                ---

SHAREHOLDERS' EQUITY

     Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660
       shares issued and outstanding at May 31, 2002 and February 28, 2002 .....        336,660            336,660
     Common stock, 20,000,000 shares authorized, $.001 par value; 3,381,190
       shares issued and outstanding at May 31, 2002 and February 28, 2002 .....          3,381              3,381
     Additional paid-in capital ................................................      9,068,703          9,068,703
     Retained earnings .........................................................     16,550,967         15,842,783
     Cost of stock held in treasury ............................................       (390,642)          (390,642)
     Accumulated other comprehensive income ....................................     (1,640,847)        (1,811,311)
                                                                                   ------------       ------------
                                                                                   $ 23,928,222       $ 23,049,574
                                                                                   ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................   $ 63,832,887       $ 62,370,519
                                                                                   ============       ============

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                            Three Months Ended
                                                            ------------------
                                                       May 31, 2002       May 31, 2001
                                                       ------------       ------------
Net Sales ..........................................    $31,190,454        $28,886,441
Cost of goods sold .................................     20,792,353         19,131,345
                                                        -----------        -----------
   Gross profit ....................................     10,398,101          9,755,096
                                                        -----------        -----------

Costs and expenses
   Shipping ........................................      2,663,262          2,508,688
   General and administrative ......................      2,617,075          2,692,423
   Selling and marketing ...........................      3,288,841          2,990,161
   Other expense (income) ..........................        115,405            (52,478)
                                                        -----------        -----------
                                                          8,684,583          8,138,794
                                                        -----------        -----------
   Operating income ................................      1,713,518          1,616,302

Interest income ....................................            641                191
Interest expense ...................................       (457,370)          (640,817)
                                                        -----------        -----------

Income before provision for income taxes ...........      1,256,789            975,676

Provision for income taxes .........................       (543,021)          (371,382)
                                                        -----------        -----------

Net income .........................................    $   713,768        $   604,294
                                                        ===========        ===========

Basic and diluted earnings per common share ........    $      0.21        $      0.18
                                                        ===========        ===========

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                ------------------
                                                                                         May 31, 2002       May 31, 2001
                                                                                         ------------       ------------
Cash flows from operating activities:
   Net income ........................................................................    $   713,768        $   604,294
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .....................................................        445,870            540,246
   Change in fair value of warrant put liability .....................................        125,000                 --
   Deferred income taxes .............................................................        121,443            145,527
   Bad debt expense ..................................................................        112,158                 --
   Changes in assets and liabilities:
     Accounts receivable .............................................................        602,405            294,098
     Inventories .....................................................................     (1,264,466)          (871,903)
     Prepaid expenses ................................................................        242,916            193,950
     Other assets ....................................................................        (99,290)          (192,655)
     Accounts payable and accrued liabilities ........................................        293,662          1,106,129
                                                                                          -----------        -----------

     Net cash provided by operating activities .......................................      1,293,466          1,819,686
                                                                                          -----------        -----------

Cash flows from investing activities
   Capital expenditures ..............................................................       (227,730)           (33,609)
                                                                                          -----------        -----------
Net cash used in investing activities ................................................       (227,730)           (33,609)
                                                                                          -----------        -----------

Cash flows from financing activities:
   Net borrowings (repayment) of lines of credit .....................................        312,954           (733,108)
   Borrowings of long term debt ......................................................             --          6,000,000
   Repayments of long term debt ......................................................       (488,420)        (6,580,654)
   Repayments of acquisition debt ....................................................       (120,000)           (80,000)
   Payments received on notes receivable .............................................             --              1,767
   Purchase of common stock warrants .................................................             --            (13,175)
   Dividends .........................................................................         (5,584)           (11,372)
                                                                                          -----------        -----------

   Net cash used in financing activities .............................................       (301,050)        (1,416,542)
                                                                                          -----------        -----------

Cumulative currency translation adjustment ...........................................       (280,829)           (76,297)
                                                                                          -----------        -----------

Net increase in cash .................................................................        483,857            293,238
Cash and cash equivalents at beginning of period .....................................        435,320            397,817
                                                                                          -----------        -----------
Cash and cash equivalents at end of period ...........................................    $   919,177        $   691,055
                                                                                          ===========        ===========

Supplemental disclosure of cash flow information
   Interest paid .....................................................................    $   434,754        $   585,003
   Income taxes paid .................................................................    $   215,750        $    20,603


The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation

     The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 2002, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended May 31, 2002 are not necessarily indicative of the results for the full fiscal year ending February 28, 2003.

Note 2. Inventories

          The major classes of inventories are as follows:

                                              May 31, 2002     February 28, 2002
                                              ------------     -----------------
Raw materials and work-in process .......      $ 3,764,188        $ 3,837,402
Finished goods ..........................       17,521,017         16,041,076
                                               -----------        -----------
                                               $21,285,205        $19,878,478
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

     For the three months ended May 31, 2002 and 2001 the weighted average number of basic shares of common stock outstanding amounted to 3,381,190. For the three months ended May 31, 2002 and 2001, the weighted average number of diluted shares of common stock outstanding amounted to 3,444,228 and 3,381,618, respectively.

Note 4. Comprehensive Income

     The Company records comprehensive income in accordance with Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. During the first quarter of fiscal 2002 and fiscal 2001, the Company's comprehensive income totaled $884,232 and $527,997, respectively.

Note 5. Debt Refinancing

     On April 5, 2001, the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bears an interest rate of 15% per annum and matures on April 5, 2007. Beginning July 1, 2005, the Company is required to make equal quarterly principal payments of $562,500 through April 5, 2007. The agreement also provides for an additional 3% interest if the Company does not meet certain financial covenants. In connection with the consummation of this loan transaction, the Company issued warrants to HillStreet Fund LP to purchase up to 325,000 shares of the Company's common stock at an exercise price of $3.63 per share (the "Put Warrants"). The Put Warrants are exercisable until April 5, 2011. These Put Warrants can be put to the Company on and after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may call these Put Warrants on and after April 5, 2007 based on the same criteria. The Company has recorded a liability for these Put Warrants based on an independent appraisal. Any change to the future fair value of the Put Warrants is being recognized in earnings of the Company in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The resulting discount of the subordinated credit facility is being amortized over the life of the debt. For the three months ended May 31, 2002, the Company recognized an after tax expense of $125,000 as a result of a change in the future value of the Put Warrants. For the three months ended May 31, 2001, there was no effect on the earnings of the Company pertaining to the Put Warrants.

     Further, in April, 2001, the Company obtained an additional term loan from its primary lending institution. This loan, in the amount of $1,500,000, is payable in equal quarterly installments of $187,500, which commenced on July 1, 2001 and will end on April 1, 2003. The interest rate for this loan is LIBOR (1.84% at May 31, 2002) plus 2.75%.

Note 6. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operations of long-lived assets. This standard is effective for fiscal years beginning after June 30, 2002. The Company is currently reviewing the provisions of this standard and expects that adoption of the standard will not have a material effect on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard is effective for fiscal years beginning after December 15, 2001 and supersedes SFAS No. 121, while retaining many of the requirements of such statement. SFAS No. 144 further defines conditions necessary for assets to be considered held for sale. The adoption of this standard did not have a material effect on the financial statements of the Company.

Note 7. Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting, and the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;
(ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; (iii) goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized, and effective March 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will not be subject to amortization;
(iv) effective March 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. As of March 1, 2002, the Company stopped amortizing goodwill in accordance with SFAS No. 142. Evaluations of goodwill under SFAS 142 are currently being performed and management currently estimates that there will be an impairment of goodwill in the range of $3,000,000 to $4,000,000 as it relates to the Company's European and South American subsidiaries. This impairment loss will be recognized in the Company's fiscal second quarter ending August 31, 2002 financial statements as a cumulative effect of a change in accounting principle.

     As a result of the adoption of SFAS No. 142, the Company did not recognize goodwill amortization for the quarter ended May 31, 2002. If SFAS No. 142 was in effect during the comparable quarter ended May 31, 2001, the Company would not have recognized approximately $115,000 in goodwill amortization; therefore, net income applicable to common shareholders would have increased to approximately $708,000 and earnings per share applicable to common shareholders would have increased by $0.03.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Q.E.P. Co., Inc. (the "Company") manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market. The Company markets over 3,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet, and marble. The Company's products are sold through home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional and original equipment manufacturers. Dollar figures set forth below are rounded to the nearest thousand.

A summary of significant accounting policies followed by the Company is set forth in Note B to the Company's consolidated financial statements in the Company's Annual Report on Form 10K for the year ended February 28, 2002, which is incorporated herein by reference.

Forward-Looking Statements

     This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends," "expects," or "anticipates" and other similar anticipatory expressions, are generally forward-looking and are made only as of the date of this report and are not related to historical results. Such statements include statements relating to the adequacy of the Company's liquidity sources to meet the Company's working capital needs and anticipated expenditures. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the Company's anticipation of performance by distributors of its tackless carpet strip, the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company's ability to satisfy its working capital needs and to finance its anticipated capital expenditures which could prove to be different than expected, the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the Company, the Company's ability to accurately predict the number and type of employees required to conduct its European and South American operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers and other risks and uncertainties described elsewhere herein.

Results of Operations

     Three months ended May 31, 2002 compared to three months ended May 31, 2001

     Net sales for the three months ended May 31, 2002 (the "fiscal 2003 period") were approximately $31,190,000 compared to $28,886,000 for the three months ended May 31, 2001 (the "fiscal 2002 period"), an increase of $2,304,000 or 8.0%. This increase is principally the result of an increase in sales to the home center customer base in North America and Australia offset partially by declines at the Company's European and South American operations principally as a result of unfavorable economic conditions. Selling prices remained relatively stable during the comparable periods.

     Gross profit for the fiscal 2003 period was approximately $10,398,000 compared to $9,755,000 for the fiscal 2002 period, an increase of $643,000 or 6.6%. As a percentage of net sales, gross profit decreased to 33.3% in the fiscal 2003 period from 33.8% in the fiscal 2002 period. The increase in gross profit dollars was a result of the overall increase in the adhesive product line sales volume to the Company's home center customer base. However, this change in product mix had the effect of reducing the gross profit percentage. Further, the Company experienced a decline in gross margin at its foreign subsidiaries.

     Shipping expenses for the fiscal 2003 period were approximately $2,663,000 compared to $2,509,000 for the fiscal 2002 period, an increase of $154,000 or 6.1%. As a percentage of net sales, these expenses decreased to 8.5% in the fiscal 2003 period from 8.7% in the fiscal 2002 period, primarily as a result of the absorption of certain fixed costs over a higher sales volume. The actual increase is principally the result of the higher sales volume.

     General and administrative expenses for the fiscal 2003 period were approximately $2,617,000 compared to $2,692,000 for the fiscal 2002 period, a decrease of $75,000 or 2.8%. As a percentage of net sales, these expenses decreased to 8.4% in the fiscal 2003 period from 9.3% in the fiscal 2002 period principally due to the absorption of certain fixed costs over an increased sales volume together with the elimination of goodwill amortization in accordance with SFAS No. 142. The actual decline in general and administrative expenses was principally the result of the elimination of goodwill amortization offset by increased amortization of loan costs and expenses related to the Company's e-commerce operations.

     Selling and marketing costs for the fiscal 2003 period were approximately $3,289,000, compared to $2,990,000 for the fiscal 2002 period, an increase of $299,000 or 10.0%. As a percentage of net sales, these expenses increased slightly to 10.5% in the fiscal 2003 period from 10.4% in the fiscal 2002 period. The actual increase was primarily due to increased commissions resulting from the higher sales volume, principally to home center customers, and an increase in marketing and product management personnel and related costs.

     Other expenses for the fiscal 2003 period include a charge of $125,000 resulting from a change in the future value of the Put Warrants. For the comparable fiscal 2002 period, there was no effect on earnings resulting from the Put Warrants.

     Interest income was insignificant for the fiscal 2003 and fiscal 2002 periods. Interest expense decreased by $184,000 to $457,000 in the fiscal 2003 period compared to $641,000 in the fiscal 2002 period primarily as a result of a reduction in the amount of the Company's outstanding indebtedness and a decrease in the borrowing rate applied to the Company's debt.

     Provision for income taxes was approximately $543,000 in the fiscal 2003 period compared to $371,000 in the fiscal 2002 period, an increase of $172,000 or 46.4%. The estimated effective tax rate was approximately 43.2% and 38.0% for the fiscal 2003 and fiscal 2002 periods, respectively. The estimated effective tax rate is based upon the most recent effective tax rates available and is higher in the fiscal 2003 period primarily as a result of the Company's European subsidiary and the adjustment for the warrant put liability.

     Net income for the fiscal 2003 period increased to $714,000 from $604,000 in the fiscal 2002 period, an increase of $110,000 or 18.2%. Net income as a percentage of net sales increased to 2.3% in fiscal 2003 compared to 2.1% in fiscal 2002, as a result of the reasons outlined above.

Liquidity and Capital Resources

     Working capital as of May 31, 2002 increased to approximately $9,869,000 from approximately $9,710,000 at February 28, 2002, an increase of $159,000 primarily as a result of an increase in the Company's operations offset by capital expenditures and the repayment of long-term debt. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

     Net cash provided by operating activities during the fiscal 2003 period was $1,293,000 compared to $1,820,000 during the fiscal 2002 period. The change was primarily due to an increase in the Company's operations, as adjusted for non-cash charges offset by an increase in inventory and a decrease in accounts payable for the comparable prior period. Net cash used in investing activities was $228,000 in the fiscal 2003 period compared to $34,000 for the fiscal 2002 period. These amounts are principally attributable to technology related capital expenditures.

     Net cash used in financing activities was $301,000 during the fiscal 2003 period compared to $1,417,000 in the fiscal 2002 period. The fiscal 2003 amount relates principally to the repayment of long term notes payable and acquisition debt offset by an increase in short term borrowings. In addition to the regular long-term debt and acquisition note payments, the prior year activity includes the Company's payment of its then existing subordinated loan facility and the entering into a new subordinated and term loan facility.

     The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement, which was amended on April 5, 2001, provides for borrowings of up to $20,000,000 against a fixed percentage of eligible accounts receivable and inventory. Interest is payable based on a sliding scale depending on the Company's senior debt to EBITDA ranging from LIBOR plus 1.75% to LIBOR plus 2.5%. This facility terminates in July, 2003 and is collateralized by substantially all of the Company's assets. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibit the payment of dividends, except with the lender's consent. As of May 31, 2002, interest was at LIBOR (1.84% at May 31, 2002) plus 2.00%. As of May 31, 2002, the Company had $2,813,000 available for future borrowings under the credit facility, net of approximately $444,000 in outstanding letters of credit.

     The Company's Chilean subsidiary has a revolving credit facility with a financial institution that permits borrowings of up to $50,000 with interest at 18% per year and is secured by a standby letter of credit given by the Company. This facility expires on August 31, 2002 and as of May 31, 2002 the Chilean subsidiary had approximately $21,000 available for future borrowings under the credit facility. The Company's Australian subsidiary has an overdraft facility that allows it to borrow against a certain percentage of accounts receivable and inventory. At May 31, 2002 the maximum permitted borrowing was approximately $400,000 of which approximately $95,000 was available for future borrowing.

     In June 2002, the Company's Australian subsidiary entered into a new facility with a local financial institution to provide financing of up to AUD$ 2,500,000 (approximately US$ 1,300,000). This facility includes a term facility and a short-term foreign and domestic facility that will be used to provide the capital necessary for acquisitions and general working capital purposes. The term facility expires in June 2005 and requires quarterly payments of AUD$ 25,000 (approximately US$ 13,000) and a final balloon payment.

     On April 5, 2001 the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bears an interest rate of 15% per annum and matures on April 5, 2007. Equal quarterly payments of $562,500 are required beginning on July 1, 2005. The agreement also provides for an additional 3% interest if the Company does not meet certain financial covenants. In addition, the Company issued 325,000 10-year warrants which have an exercise price of $3.63 per share. These warrants can be put to the Company on and after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may call these warrants on and after April 5, 2007 based on the same criteria. The Company has recorded a liability for the Put Warrants based on an independent appraisal. Any change to the fair value of the Put Warrants is being recognized in the earnings of the Company in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The original discount of the subordinated credit facility is being amortized over the life of the debt. Further, in April, 2001, the Company obtained an additional term loan from its primary lending institution. This loan, in the amount of $1,500,000, is payable in equal quarterly installments of $187,500 which began on July 1, 2001 and will end on April 1, 2003. The interest rate for this loan is LIBOR (1.84% at May 31, 2002) plus 2.75%.

     In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three notes to the respective sellers. The first note, having an original principal balance of $900,000, is payable in equal installments over a three year period with interest at the Company's prevailing borrowing rate. The amount outstanding on this note as of May 31, 2002, is $300,000. The second note, in the principal amount of $825,000, is payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 is due in December, 2003. The amount outstanding on this note as of May 31, 2002 is $307,500. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of May 31, 2002, is $1,040,000.

     In October 2000, the Company entered into an agreement to purchase its Bramalea, Ontario facility for approximately $988,000. In connection with this purchase, the Company paid approximately $318,000 in cash and obtained a loan for the balance from a Canadian lending institution of approximately $670,000 payable over ten years at an interest rate to be set annually (6.1% as of May 31, 2002). At May 31, 2002, the outstanding balance of this loan was approximately $567,000 and required payments are approximately $5,700 per month.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company averaged approximately $21,026,000 of variable rate debt during the three months ended May 31, 2002. If interest rates would have increased by 10%, the effect on the Company would have been an increase to interest expense of approximately $26,000.

     On April 5, 2001, in connection with the consummation of a loan transaction, the Company issued warrants to HillStreet Fund LP to purchase up to 325,000 shares of the Company's common stock at our exercise price of $3.63 per share (the "Put Warrants"). The Put Warrants are exercisable until April 5, 2011 and contain put and call provisions. If the price of a Put Warrant changes by $0.10, the effect on the Company would be an adjustment to earnings of $32,500.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments in any litigation proceedings to which the Company is a party since the Company's report on Form 10-K was filed with the Securities and Exchange Commission on May 28, 2002.

Item 2. Changes in Securities

     On April 5, 2001, in connection with the consummation of a loan transaction, the Company issued Put Warrants to HillStreet Fund LP to purchase up to 325,000 shares of the Company's common stock at an exercise price of $3.63 per share. The issuance of the Put Warrants was exempt from registration under
Section 4(2) of the Securities Act of 1933, based on representations that the Company received from the lender.

Item 6. Exhibits and Reports on Form 8-K

        (a)  List of Exhibits

Exhibit
Number                              Description
3.1     Certificate of Incorporation of the Company/(1)/

3.2     By-Laws of the Company/(2)/

4.1     Specimen Common Stock Certificate/(1)/

4.1.1 Form of Warrant issued by the Company to the representative of the underwriters of the Company's initial public offering/(1)/

/(1)/ Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-07477).

/(2)/ Incorporated by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 8, 1997.

----------------
        (b)  Reports on Form 8-K
             There were no current reports on Form 8-K filed by the Company during its fiscal quarter ended May 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Q.E.P. CO., INC.

Dated: July 15, 2002                 By: /s/ Lewis Gould
                                         ---------------------------------------
                                         Chairman, Chief Executive Officer and
                                         Director
                                         (Principal Executive Officer)





Dated: July 15, 2002                 By: /s/ Marc Applebaum
                                         ---------------------------------------
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)