Form 10-Q
period 2002-08-31
QEP CO INC
filed 2002-10-15
CIK 1017815

                                    FORM 10-Q



                       Securities and Exchange Commission
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended:               August 31, 2002
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

                           Yes    X      No __________
                               --------

Indicate the number of shares outstanding of each of the registrant's classes of common stock: as of October 14, 2002, 3,381,190 shares of common stock, par value $.001 per share.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets
                  August 31, 2002 (Unaudited) and February 28, 2002 (Audited) ............................     3
      Consolidated Statements of Income (Unaudited)
                  For the Six and Three Months Ended August 31, 2002 and 2001 ............................     4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended August 31, 2002 and 2001 ......................................     5

      Notes to Consolidated Financial Statements .........................................................     6

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations .....    10

      Item 3 - Qualitative and Quantitative Disclosures about Market Risk ................................    16

      Item 4 - Controls and Procedures ...................................................................    16

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings .........................................................................    17

      Item 4 - Submission of Matters to a Vote of Security Holders .......................................    17

      Item 6 - Exhibits and Reports on Form 8-K ..........................................................    18

      Signatures .........................................................................................    19

      Exhibits ...........................................................................................    20

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AUGUST 31, 2002 AND FEBRUARY 28, 2002

                                                                                       August 31, 2002   February 28, 2002
                                                                                       ---------------   -----------------
                                                                                          (UNAUDITED)         (AUDITED)
                                                          ASSETS
CURRENT ASSETS
   Cash and cash equivalents .......................................................   $      794,454       $      435,320
   Accounts receivable, less allowance for doubtful accounts of $320,000 and
     $422,000 at August 31, 2002 and February 28, 2002, respectively ...............       20,367,167           17,267,501
   Notes receivable ................................................................           21,845               21,845
   Inventories .....................................................................       23,543,350           19,878,478
   Prepaid expenses ................................................................        1,159,864            1,798,773
   Deferred Income Taxes ...........................................................          485,770              485,770
                                                                                       --------------       --------------
     Total current assets ..........................................................       46,372,450           39,887,687

Property and equipment, net ........................................................        6,333,432            6,300,022

Deferred income taxes ..............................................................          989,146            1,232,031
Intangible assets, net .............................................................       12,124,362           14,467,852
Notes receivable ...................................................................           25,936               28,586
Other assets .......................................................................          534,812              454,341
                                                                                       --------------       --------------
TOTAL ASSETS .......................................................................   $   66,380,138       $   62,370,519
                                                                                       ==============       ==============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Lines of credit .................................................................   $   19,214,779         $ 16,763,214
   Acquisition notes payable .......................................................          844,271              767,500
   Current maturities of long term debt ............................................        1,929,714            2,053,179
   Accounts payable ................................................................       10,080,977            8,208,136
   Accrued liabilities .............................................................        3,223,272            2,385,755
                                                                                       --------------       --------------
     Total current liabilities .....................................................       35,293,013           30,177,784

Notes payable ......................................................................        3,000,425            3,118,629
Acquisition notes payable ..........................................................        1,458,699            1,000,000
Subordinated long term debt ........................................................        3,998,960            3,944,792
Deferred income taxes ..............................................................          504,740              504,740
Warrant put liability ..............................................................          831,000              575,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares
     issued and outstanding at August 31, 2002 and February 28, 2002 ...............          336,660              336,660
   Common stock, 20,000,000 shares authorized, $.001 par value; 3,381,190 shares
     issued and outstanding at August 31, 2002 and February 28, 2002 ...............            3,381                3,381
   Additional paid-in capital ......................................................        9,068,703            9,068,703
   Retained earnings ...............................................................       14,298,883           15,842,783
   Cost of stock held in treasury ..................................................         (436,170)            (390,642)
   Accumulated other comprehensive income ..........................................       (1,978,156)          (1,811,311)
                                                                                       --------------       --------------
                                                                                       $   21,293,301       $   23,049,574
                                                                                       --------------       --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................   $   66,380,138       $   62,370,519
                                                                                       ==============       ==============

The accompanying notes are an integral part of these statements

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE SIX MONTHS AND THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (UNAUDITED)

                                                             Six Months Ended                   Three Months Ended
                                                             ----------------                   ------------------

                                                    August 31, 2002    August 31, 2001   August 31, 2002   August 31, 2001
                                                    ---------------    ---------------   ---------------   ---------------
Net Sales ........................................    $ 64,599,153       $ 56,153,464      $ 33,408,699     $ 27,267,023
Cost of goods sold ...............................      42,486,574         37,244,340        21,694,221       18,112,995
                                                      ------------       ------------      ------------     ------------
   Gross profit ..................................      22,112,579         18,909,124        11,714,478        9,154,028
                                                      ------------       ------------      ------------     ------------

Costs and expenses
   Shipping ......................................       5,943,218          4,842,295         3,279,956        2,333,607
   General and administrative ....................       5,534,322          5,118,264         2,917,247        2,425,841
   Selling and marketing .........................       6,806,521          5,978,451         3,517,680        2,988,290
   Other expense (income) ........................        241,559            (221,875)          126,154         (169,397)
                                                      ------------       ------------      ------------     ------------
                                                        18,525,620         15,717,135         9,841,037        7,578,341
                                                      ------------       ------------      ------------     ------------

Operating income .................................       3,586,959          3,191,989         1,873,441        1,575,687

Interest income ..................................             627                423                --              232
Interest expense .................................        (956,499)        (1,233,241)         (499,143)        (592,424)
                                                      ------------       ------------      -------------    -------------

Income before provision for income taxes and
   cumulative effect of change in accounting
   principle .....................................       2,631,087          1,959,171         1,374,298          983,495

Provision for income taxes .......................      (1,121,014)          (745,874)         (577,993)        (374,492)
                                                      ------------       ------------      ------------     ------------

Net income before cumulative effect of change
   in accounting principle .......................       1,510,073          1,213,297           796,305          609,003

Cumulative effect of change in accounting
   principle .....................................      (3,047,788)               ---               ---              ---
                                                      ------------       ------------      ------------     ------------

Net (loss) income ................................    $ (1,537,715)      $  1,213,297      $    796,305     $    609,003
                                                      ============       ============      ============     ============

Basic and diluted (loss) earnings per
   common share

Income before cumulative effect of change in
   accounting principle ..........................    $       0.44       $       0.36      $       0.23     $       0.18

Cumulative effect of change in accounting
   principle .....................................           (0.89)               ---               ---              ---
                                                      ------------       ------------      ------------     ------------

Net (loss) income ................................    $      (0.45)      $       0.36      $       0.23     $       0.18
                                                      ============       ============      ============     ============


The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                                Six Months Ended
                                                                                      August 31, 2002     August 31, 2001
                                                                                      ---------------     ---------------
Cash flows from operating activities:
Net (loss) income ..................................................................     $(1,537,715)          $1,213,297
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle ................................       3,047,788                  ---
Change in fair value of warrant put liability ......................................         256,000                  ---
Depreciation and amortization ......................................................         881,040            1,068,270
Bad debt expense ...................................................................         267,665               38,021
Deferred income taxes ..............................................................         242,886              291,054
Changes in assets and liabilities, net of acquisitions:
   Accounts receivable .............................................................      (2,576,921)             873,318
   Inventories .....................................................................      (2,969,383)          (2,365,029)
   Prepaid expenses ................................................................        647,479               192,730
   Other assets ....................................................................        (244,541)            (409,993)
   Accounts payable and accrued liabilities ........................................       1,755,994             (358,088)
                                                                                         -----------           ----------

     Net cash (used in) provided by operating activities ...........................        (229,708)             543,580
                                                                                         -----------           ----------

Cash flows from investing activities:
   Capital expenditures ............................................................        (607,659)            (166,242)
   Acquisitions, net of cash acquired ..............................................        (495,630)                 ---
                                                                                         -----------           ----------

   Net cash used in investing activities ...........................................      (1,103,289)            (166,242)
                                                                                         -----------           ----------

Cash flow from financing activities:
   Net borrowings under lines of credit ............................................       2,451,565              964,856
   Borrowings of long term debt ....................................................         715,643            6,000,000
   Repayments of long-term debt ....................................................      (1,014,166)          (7,096,999)
   Repayment of acquisition notes payable ..........................................        (260,000)            (160,000)
   Payments received on notes receivable ...........................................           2,651                3,092
   Purchase of treasury stock ......................................................         (30,532)                 ---
   Purchase of common stock warrants ...............................................             ---              (13,173)
   Dividends .......................................................................          (6,185)             (11,372)
                                                                                         -----------           ----------

   Net cash provided by (used in) financing activities .............................       1,858,976             (313,596)
                                                                                         -----------           ----------

Cumulative currency translation adjustment .........................................        (166,845)            (249,437)

Net increase (decrease) in cash ....................................................         359,134             (185,695)
Cash and cash equivalents at beginning of period ...................................         435,320              397,817
                                                                                         -----------           ----------
Cash and cash equivalents at end of period .........................................     $   794,454           $  212,122
                                                                                         ===========           ==========

Supplemental disclosure of cash flow information:
   Interest paid ...................................................................     $   865,194           $1,186,423
   Income taxes paid ...............................................................     $   883,921           $  184,915

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation

        The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2002, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six and three months ended August 31, 2002 are not necessarily indicative of the results for the full fiscal year ending February 28, 2003.

Note 2. Inventories

        The major classes of inventories are as follows:

                                            August 31, 2002    February 28, 2002
                                            ---------------    -----------------

Raw materials and work-in-process           $  4,313,280       $  3,837,402
Finished goods                                19,230,070         16,041,076
                                            ------------       ------------
                                            $ 23,543,350       $ 19,878,478
                                            ============       ============

Note 3. Earnings per Share

        Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during each period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares, which are not used when the effect is antidilutive except that, for the six and three months ended August 31, 2002, due to the cumulative effect of the change in accounting principle (see Note 8), the diluted common stock equivalent shares were used in the earnings per share calculation even though the effect was antidilutive.

        For the six months and the three months ended August 31, 2002 and 2001, the weighted average number of basic shares of common stock outstanding amounted to 3,381,190. For the six months ended August 31, 2002 and August 31, 2001, the weighted average number of diluted shares of common stock outstanding amounted to 3,443,353 and 3,383,259, respectively. For the three months ended August 31, 2002 and August 31, 2001, the weighted average number of diluted shares of common stock outstanding amounted to 3,442,478 and 3,384,900, respectively.

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

        For the six months ended August 31, 2002 and 2001, the Company's comprehensive (loss) income totaled ($1,704,560) and $963,860, respectively. Excluding the effect of the change in accounting principle, the Company's comprehensive income for the six months ended August 31, 2002 was $1,343,228. For the three months ended August 31, 2002 and 2001, the Company's comprehensive income totaled $458,996 and $435,863, respectively. The change in accounting principle did not effect comprehensive income for the three months ended August 31, 2002.

Note 5. Debt Refinancing

        On April 5, 2001, the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bears an interest rate of 15% per annum and matures on April 5, 2007. Beginning July 1, 2005, the Company is required to make equal quarterly principal payments of $562,500 through April 5, 2007. The agreement also provides for an additional 3% interest if the Company does not meet certain financial covenants. In connection with the consummation of this loan transaction, the Company issued warrants to HillStreet Fund LP to purchase up to 325,000 shares of the Company's common stock at an exercise price of $3.63 per share (the "Put Warrants"). The Put Warrants are exercisable until April 5, 2011. These Put Warrants can be put to the Company on and after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may call these Put Warrants on and after April 5, 2007 based on the same criteria. The Company has recorded a liability for these Put Warrants based on an independent appraisal. Any change to the future fair value of the Put Warrants is being recognized in earnings of the Company in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The resulting discount of the subordinated credit facility is being amortized over the life of the debt. For the six and three months ended August 31, 2002, the Company recognized an after tax expense of $256,000 and $125,000, respectively, as a result of a change in the future value of the Put Warrants. There was no effect on earnings as a result of the Put Warrants for the six and three months ended August 31, 2001.

     Further, in April, 2001, the Company obtained an additional term loan from its primary lending institution. This loan, in the amount of $1,500,000, is payable in equal quarterly installments of $187,500, which commenced on July 1, 2001 and will end on April 1, 2003. The interest rate for this loan is LIBOR (1.81% at August 31, 2002) plus 2.75%.

Note 6. Non-cash Investing and Financing Activities

        In July 2002, the Company made a strategic acquisition of an Australian distributor. In connection with this acquisition, liabilities were assumed as follows:

              Cash paid                                          $  495,630
              Liabilities assumed                                $  718,222
              Issuance of note to related seller                 $  795,470
                                                                 ----------

              Purchase price                                     $2,009,322
              Fair value of assets acquired                       1,596,296
                                                                 ----------
              Excess of purchase price over fair value
              of net assets acquired                             $  413,026

Note 7. Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operations of long-lived assets. This standard is effective for fiscal years beginning after June 30, 2002. The Company is currently reviewing the provisions of this standard and expects that adoption of the standard will not have a material effect on its financial statements.

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

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FASB No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for financial statements issued on or after May 15, 2002. The adoption of this standard did not have an effect on the financial statements of the Company.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The standard is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company anticipates that the adoption of this standard will not have a material effect on its financial statements.

Note 8. Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

        On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for the Company are as follows: (i) all business combinations initiated after June 30, 2001 must use the purchase method of accounting, and the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;
(ii) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; (iii) goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized, and effective March 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives were not subject to amortization; (iv) effective March 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and (v) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. As of March 1, 2002, the Company stopped amortizing goodwill in accordance with SFAS No. 142.

        In August 2002, the Company completed the valuation of its goodwill for impairment under the provisions of SFAS No. 142. As a result of this evaluation, the Company determined that the goodwill associated with its Latin American and European subsidiaries was impaired and, as a result, the Company recorded a charge to earnings of approximately $3,048,000 effective March 1, 2002 and this charge was recognized as a cumulative effect of a change in accounting principle.

        As a result of the adoption of SFAS No. 142, the Company did not recognize goodwill amortization for the three nor six months ended August 31, 2002. If SFAS No. 142 was in effect during the comparable three and six months ended August 31, 2001, the Company would not have recognized approximately $120,000 and $235,000, respectively in goodwill amortization; therefore, net income applicable to common shareholders would have increased to approximately $729,000 and $1,448,000, respectively and earnings per share applicable to common shareholders would have increased by $0.04 and $0.07, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Q.E.P. Co., Inc. (the "Company") manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market. The Company markets over 3,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet and marble. The Company's products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional and original equipment manufacturers. Dollar figures set forth below are rounded to the nearest thousand.

        A summary of significant accounting policies followed by the Company is set forth in Note B to the Company's consolidated financial statements in the Company's Annual Report on Form 10K for the year ended February 28, 2002, which is incorporated herein by reference.

Forward-Looking Statements

        This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes," "intends," "expects," or "anticipates" and other similar anticipatory expressions, are generally forward-looking and are made only as of the date of this report and are not related to historical results. Such statements include statements relating to the adequacy of the Company's liquidity sources to meet the Company's working capital needs and anticipated expenditures. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the Company's anticipation of performance by distributors of its tackless carpet strip, the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company's ability to satisfy its working capital needs and to finance its anticipated capital expenditures which could prove to be different than expected, the Company's dependence upon a limited number of customers for a substantial portion of its sales, the Company's reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company's products among existing and potential new customers, the Company's dependence upon certain key personnel and its ability to successfully integrate new management personnel into the Company, the Company's ability to accurately predict the number and type of employees required to conduct its European and South American operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers, the Company's belief that there will be no future adverse effect on the fair value of the Company's assets in accordance with the provisions of SFAS No. 142 and other risks and uncertainties described elsewhere herein.

Results of Operations

        Six months ended August 31, 2002 compared to six months ended August 31, 2001

        Net sales for the six months ended August 31, 2002 were approximately $64,599,000 compared to approximately $56,153,000 for the six months ended August 31, 2001, an increase of $8,446 or 15.0%. This increase is primarily the result of increased sales to the home center customer base in North America and Australia, principally as a result of new store openings and new product introduction to existing stores, the sales attributable to the acquisition of the Australian distributor (approximating

$1.3 million) offset by declines in the Company's domestic, European and Latin American distributor business. Selling prices remained relatively stable during the period.

           Gross profit for the fiscal 2003 period was approximately $22,113,000 compared to $18,909,000 for the fiscal 2002 period, an increase of $3,204,000 or 16.9%. As a percentage of net sales, gross profit increased to 34.2% in the fiscal 2003 period from 33.7% in the fiscal 2002 period. This increase was primarily the result of a change in the Company's domestic product mix towards higher margin products, a reduction in certain raw material costs and an increase in gross margin at the Company's foreign subsidiaries.

           Shipping expenses for the fiscal 2003 period were approximately $5,943,000 compared to $4,842,000 for the fiscal 2002 period, an increase of $1,101,000 or 22.7%. As a percentage of net sales, these expenses increased to 9.2% in the fiscal 2003 period from 8.6% in the fiscal 2002 period primarily as a result of a decrease in the Company's average order size and an increase in freight rates charged by common carriers. The actual increase is primarily the result of the increase in sales volume to the home center customer base and increased freight rates charged.

           General and administrative expenses for the fiscal 2003 period were approximately $5,534,000 compared with approximately $5,118,000 for the fiscal 2002 period, an increase of $416,000 or 8.1%. As a percentage of net sales, these expenses decreased to 8.6% in the fiscal 2003 period from 9.1% for the fiscal 2002 period, principally due to the absorption of certain fixed costs over a higher sales volume and the elimination of goodwill amortization in accordance with SFAS No. 142. The actual increase was primarily the result of an increase in personnel and e-commerce costs at the Company's domestic subsidiaries and an increase in personnel costs at the Company's newly acquired Australian subsidiary.

           Selling and marketing costs for the fiscal 2003 period were approximately $6,807,000 compared to $5,978,000 for the fiscal 2002 period, an increase of $829,000 or 13.9%. As a percentage of net sales, these expenses decreased slightly to 10.5% in the fiscal 2003 period from 10.6% in the fiscal 2002 period, principally due to the absorption of fixed costs over a higher sales volume. The actual increase was primarily the result of an increase in commissions and marketing allowances associated with the increase in the home center customer base volume and an increase in the Company's marketing and product management costs to facilitate future growth.

           Other expenses for the six months ended August 31, 2002 include a charge of $256,000 resulting from a change in the future value of the Put Warrants. For the comparable fiscal 2002 period, there was no effect on earnings resulting from the Put Warrants.

           Interest income for the fiscal 2003 period was approximately $627 compared to $423 in the fiscal 2002 period. Interest expense for the fiscal 2003 period was approximately $956,000 compared to approximately $1,233,000 in the fiscal 2002 period. Interest expense decreased as a result of a reduction in the long term obligations of the Company and a reduction in the borrowing rate applied to the Company's outstanding indebtedness. Additionally, the fiscal 2002 period was negatively impacted by the interest rate swap agreements in existence during fiscal 2002.

           Provision for income taxes was approximately $1,121,000 in the fiscal 2003 period compared to approximately $746,000 in the fiscal 2002 period, an increase of $375,000 or 50.3%. The effective tax rate was approximately 42.6% for the fiscal 2003 period and 38.1% for the fiscal 2002 period. The estimated effective tax rate is based upon the most recent effective tax rates available and is higher in fiscal 2003 primarily due to the Company's European subsidiary and the aforementioned adjustment to the warrant put liability.

           In August 2002, the Company completed the valuation of its goodwill in accordance with the provisions of SFAS No. 142. The result of this valuation was an impairment loss to goodwill at the Company's European and Latin American subsidiaries. This impairment loss, amounting to approximately $3,048,000, was recorded as a cumulative effect of a change in accounting principle and was effected as of March 1, 2002.

           As a result of the above, net income, exclusive of the cumulative effect of a change in accounting principle, for the fiscal 2003 period increased to $1,510,000 from $1,213,000 in the fiscal 2002 period, an increase of $297,000 or 24.5% and net income as a percentage of net sales increased to 2.3% in the fiscal 2003 period compared to 2.2% in the fiscal 2002 period. Inclusive of the approximate $3,048,000 change in accounting principle, the Company's net loss for the fiscal 2003 period was approximately $1,538,000.

Three months ended August 31, 2002 compared to three months ended August 31, 2001.

           Net sales for the three months ended August 31, 2002 were approximately $33,409,000 compared to approximately $27,267,000 for the three months ended August 31, 2001, an increase of $6,142,000 or 22.5%. This increase was primarily the result of an increase in sales to the home center customer base in North America due to new store openings and new product introduction into existing stores. Additionally, the Company's acquisition of an Australian distributor accounted for approximately $1,300,000 of the increase in sales volume. Selling prices remained relatively stable during the period.

           Gross profit for the fiscal 2003 period was approximately $11,714,000 compared to approximately $9,154,000 in the fiscal 2002 period, an increase of $2,560,000 or 28.0%. As a percentage of net sales, gross profit increased from 33.6% in the fiscal 2002 period to 35.1% in the fiscal 2003 period due to a change in the Company's domestic product mix towards higher margin products and a reduction in certain raw material costs domestically and at the Company's European subsidiary.

           Shipping expenses for the fiscal 2003 period were approximately $3,280,000 compared to approximately $2,334,000 for the fiscal 2002 period, an increase of $946,000 or 40.5%. As a percentage of net sales, these expenses increased to 9.8% in the fiscal 2003 period from 8.6% in the fiscal 2002 period primarily due to an increase in the freight rates charged by common carriers together with a decrease in the Company's average order size offset by a reduction resulting from certain fixed costs being spread over a higher sales volume. The actual increase is primarily the result of the domestic increase in sales volume and an increase in freight rates charged by common carriers.

           General and administrative expenses for the fiscal 2003 period were approximately $2,917,000 compared to approximately $2,426,000 for the fiscal 2002 period, an increase of $491,000 or 20.2%. As a percentage of net sales, general and administrative expenses decreased from 8.9% in the fiscal 2002 period to 8.7% in the fiscal 2003 period, reflecting the absorption of fixed costs over a higher sales volume. The actual increase was primarily the result of an increase in personnel and e-commerce costs at the Company's domestic subsidiaries and an increase in personnel costs at the Company's Australian subsidiary.

           Selling and marketing costs for the fiscal 2003 period were approximately $3,518,000 compared to approximately $2,988,000 for the fiscal 2002 period, an increase of $530,000 or 17.7%. As a percentage of net sales, these expenses decreased to 10.5% in the fiscal 2003 period from 10.9% in the fiscal 2002 period. The percentage decrease is primarily the result of the increase in sales volume. The actual increase is primarily due to an increase in commissions and marketing allowances to home center customers resulting from the increased volume and an increase in product marketing costs.

           Other expenses for the fiscal 2003 period include a charge of $131,000 resulting from a change in the future value of the Put Warrants. For the comparable fiscal 2002 period, there was no effect on earnings resulting from the Put Warrants.

           Interest income for the fiscal 2002 and 2003 periods was insignificant. Interest expense for the fiscal 2003 period was approximately $499,000 compared to approximately $592,000 in the fiscal 2002 period. Interest expense decreased as a result of a reduction in the amount of the Company's outstanding long-term indebtedness and a reduction in the borrowing rate applied to such indebtedness. Additionally, the prior period was negatively impacted by interest rate swap agreements in existence in the prior year.

           Provision for income taxes was approximately $578,000 in the fiscal 2003 period compared to approximately $374,000 for the fiscal 2002 period, an increase of $204,000 or 54.5%. The estimated tax rate was approximately 42.1% for the fiscal 2003 period and 38.0% for the fiscal 2002 period. The estimated effective tax rate is based upon the most recent effective tax rates available and is higher in the fiscal 2003 period principally as a result of the Company's European subsidiary and the aforementioned adjustment to the warrant put liability.

           As a result of the above, net income for the fiscal 2003 period was approximately $796,000 compared to approximately $609,000 for the fiscal 2002 period, an increase of $187,000 or 30.7%. Net income as a percentage of net sales increased to 2.4% in the fiscal 2003 period compared to 2.2% in the fiscal 2002 period as a result of the reasons outlined above.

Liquidity and Capital Resources

           Working capital as of August 31, 2002 increased from approximately $9,710,000 at February 28, 2002 to $11,079,000, an increase of $1,369,000, primarily as a result of an increase in accounts receivable and inventory domestically and an increase of approximately $173,000 as a result of the acquired Australian distributor. These increases were offset by an increase in accounts payable. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

           Net cash used in operating activities during the six month period ended August 31, 2002 was approximately $230,000 compared to cash provided of $544,000 for the comparable period in fiscal 2002. The decrease in cash provided by operating activities was primarily the result of an increase in income from operations, accounts receivable and inventory offset by an increase in accounts payable and accrued liabilities. Net cash used in investing activities was $1,103,000 compared to $166,000 for the comparable period in fiscal 2002. The increase is primarily due to the cash used to purchase the Australian distributor in July 2002 and cash used for capital expenditures.

           Net cash provided by financing activities was $1,859,000 in fiscal 2003 compared to cash used of $314,000 in the comparable period in fiscal 2002. The change is due primarily to an increase in short term borrowings to fund working capital needs offset by repayments of the Company's revolving credit and term loan facilities and acquisition debt.

           The Company has a revolving credit and term loan facility agreement with a United States financial institution. This agreement, which was amended on April 5, 2001, provides for borrowings of up to $20,000,000 based upon a fixed percentage of eligible accounts receivable and inventory. Interest is payable based on a sliding scale depending on the Company's senior debt to EBITDA ranging from LIBOR plus 1.75% to LIBOR plus 2.5%. This facility terminates in July 2003 and is collateralized by substantially all of the Company's assets. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company's credit facility also prohibits the payment of dividends, except with the lender's consent. As of August 31, 2002, interest was at LIBOR (1.81% at August 31, 2002) plus 2.00%. At August 31, 2002, the Company had approximately $951,000 available for future borrowings under the credit facility, net of approximately $406,000 in outstanding letters of credit. Further, in April 2001, the Company obtained an additional term loan from its primary lending institution. This loan, in the amount of $1,500,000, is payable in equal quarterly installments of $187,500 which began on July 1, 2001 and will end on April 1, 2003. The interest rate for this loan is LIBOR (1.81% at August 31,
2002) plus 2.75%.

           The Company's Chilean subsidiary has a revolving credit facility with a financial institution which permits borrowings of up to $50,000 with interest at 18% per year. The facility is secured by a standby letter of credit given by the Company. This facility expires on November 30, 2002. At August 31, 2002 the Chilean subsidiary had all of this credit facility available for future borrowings.

           In connection with an acquisition in July 2002, the Company's Australian subsidiary entered into a new term loan facility with an Australian financial institution to provide financing of up to AUD$ 2,500,000 (approximately US$ 1,300,000). This facility includes a term facility and a short-term foreign and domestic facility that will be used to provide the capital necessary for acquisitions and general working capital purposes. The term facility expires in June 2005 and requires quarterly payments of AUD $25,000 (approximately US $13,000) and a final balloon payment. Further, in July 2002 approximately AUD $1,298,000 (approximately US $715,000) of this facility was used to provide financing for the acquisition of an Australian distributor and, in addition, the Company issued a note to the related seller in the approximate amount of AUD $1,445,000 (approximately US $795,500). This note requires monthly payments in the amount of approximately $14,700 through December 2006 with interest at 6.5%.

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

           In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company's prevailing borrowing rate. The amount outstanding on this note as of August 31, 2002 was $300,000. In October 2002, the Company paid $50,000 and amended the agreement to provide for payments of $125,000 on October 10, 2003 and 2004. Interest on the extended payments is payable quarterly at 7%. The second note, in the principal amount of $825,000, is payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance is being paid over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 is due in December, 2003. The amount outstanding on this note as of August 31, 2002 was $247,500. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of August 31, 2002 was $960,000.

           In October 2000, the Company entered into an agreement to purchase its Bramalea, Ontario facility for approximately $988,000. In connection with this purchase, the Company paid approximately $318,000 in cash and obtained a loan for the balance from a Canadian lending institution of approximately $670,000 payable over ten years at an interest rate to be set annually (6.1% as of August 31, 2002). At August 31, 2002, the outstanding balance of this loan was approximately $541,000 and required payments are approximately $5,700 per month.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company averaged approximately 21,900,000 and 21,800,000 of variable rate debt during the six and three months ended August 31, 2002, respectively. If interest rates would have increased by 10%, the effect on the Company would have been an increase to interest expense of approximately 55,000 and 27,000, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

           Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        There have been no other material developments in any litigation proceedings to which the Company is a party since the Company's report on Form 10-K was filed with the Securities and Exchange Commission on May 28, 2002.

Item 4. Submission of Matters to Vote of Security Holders

        The Annual Meeting of Shareholders of the Company was held on July 12, 2002. The following matters were voted upon at the Annual Meeting:

(i)     The election of the following seven members to the Company's Board of
        Directors:

        Leonard Gould      votes for:    2,742,524     votes withheld:    74,626
        Lewis Gould        votes for:    2,743,149     votes withheld:    74,001
        Christian Nast     votes for:    2,787,474     votes withheld:    29,676
        Emil Vogel         votes for:    2,787,474     votes withheld:    29,676
        Robert Feuerzeig   votes for:    2,787,474     votes withheld:    29,676
        Ernst Ohnell       votes for:    2,787,474     votes withheld:    29,676
        Mervyn Fogel       votes for:    2,787,474     votes withheld:    29,676

        There were no broker non-votes cast with respect to this proposal.

(ii) The ratification of the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ending February 28, 2003.

        For:                      2,803,988
        Against:                      2,150
        Abstain:                     11,012

        There were no broker non-votes cast with respect to this proposal.

Item 6. Exhibits and Reports on Form 8-K

        (a)   List of Exhibits

Exhibit
Number                                            Description

  3.1   Certificate of Incorporation of the Company/(2)/

  3.2   By-Laws of the Company/(3)/

  4.1   Specimen Common Stock Certificate/(2)/

4.1.1 Form of Warrant issued by the Company to the representative of the underwriters of the Company's initial public offering/(2)/

 99.1 Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Serbanes-Oxley Act of 2002.

 99.2 Certification by Marc Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Serbanes-Oxley Act of 2002.





(2) Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-07477).

(3) Incorporated by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 28, 1997.

-------

       (b)    Reports on Form 8-K

       There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended August 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Q.E.P. CO., INC.



Dated: October 14, 2002                  By:    /s/ Lewis Gould
                                                --------------------------------
                                                Lewis Gould, Chairman,
                                                Chief Executive Officer
                                                and Director (Principal
                                                Executive Officer)



Dated: October 14, 2002                  By:    /s/ Marc P. Applebaum
                                                --------------------------------
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


                                 CERTIFICATIONS

I, Lewis Gould, Chairman of the Board of Directors and Chief Executive Officer of Q.E.P. Co., Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Q.E.P. Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: October 14, 2002


 /s/  Lewis Gould
 -------------------------
 Chairman of the Board and
  Chief Executive Officer


I, Marc Applebaum, Chief Financial Officer of Q.E.P. Co., Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Q.E.P. Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: October 14, 2002

 /s/  Marc Applebaum
 -----------------------
 Chief Financial Officer

                                 Exhibit Index


Exhibit
Number
-------

99.1 Certification by Lewis Gould, Chief Executive Officer & Chairman of the Board of Directors

99.2      Certification by Marc Applebaum, Chief Financial Officer