Form 10-Q
period 2002-11-30
QEP CO INC
filed 2003-01-13
CIK 1017815

                       Securities and Exchange Commission
                              Washington D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:               November 30, 2002
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

                              Yes  X    No ___
                                  ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock: as of January 14, 2003, 3,381,190 shares of common stock, par value $.001 per share.

                        Q.E.P. CO., INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets
             November 30, 2002 (Unaudited) and February 28, 2002 (Audited) ................................       3
      Consolidated Statements of Income (Unaudited)
             For the Nine and Three Months Ended November 30, 2002 and 2001 ...............................       4
      Consolidated Statements of Cash Flows (Unaudited)
             For the Nine Months Ended November 30, 2002 and 2001 .........................................       5

      Notes to Consolidated Financial Statements ..........................................................       6

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ......      10

      Item 3 - Qualitative and Quantitative Disclosures about Market Risk .................................      16

      Item 4 - Controls and Procedures ....................................................................      16

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ..........................................................................      17

      Item 6 - Exhibits and Reports on Form 8-K ...........................................................      17

      Signatures ..........................................................................................      18

      Exhibits ............................................................................................      21

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      November 30, 2002   February 28, 2002
                                                                                      -----------------   -----------------
                                                                                          (UNAUDITED)         (AUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents ......................................................     $    801,980        $    435,320
       Accounts receivable, less allowance for doubtful accounts of $368,000 and
         $422,000 at November 30, 2002 and February 28, 2002, respectively ..........       20,405,274          17,267,501
     Notes receivable ...............................................................           21,845              21,845
     Inventories ....................................................................       22,437,769          19,878,478
     Prepaid expenses ...............................................................        1,543,270           1,798,773
     Deferred income taxes ..........................................................          485,770             485,770
                                                                                          ------------        ------------
       Total current assets .........................................................       45,695,908          39,887,687

Property and equipment, net .........................................................        6,215,369           6,300,022

Deferred income taxes ...............................................................          867,704           1,232,031
Intangible assets, net ..............................................................       12,267,487          14,467,852
Notes receivable ....................................................................           24,169              28,586
Other assets ........................................................................          511,391             454,341
                                                                                          ------------        ------------

Total assets ........................................................................     $ 65,582,028        $ 62,370,519
                                                                                          ============        ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Lines of credit ................................................................     $ 17,429,520        $ 16,763,214
     Acquisition notes payable ......................................................          632,542             767,500
     Current maturities of long-term debt ...........................................        1,778,511           2,053,179
     Accounts payable ...............................................................        8,341,364           8,208,136
     Accrued liabilities ............................................................        4,725,915           2,385,755
                                                                                          ------------        ------------

       Total current liabilities ....................................................       32,907,852          30,177,784

     Notes payable ..................................................................        3,778,709           3,118,629
     Acquisition notes payable ......................................................        1,455,145           1,000,000
     Subordinated long term debt ....................................................        4,026,044           3,944,792
     Deferred income taxes ..........................................................          504,740             504,740
     Warrant put liability ..........................................................          951,000             575,000

Commitments and contingencies

SHAREHOLDERS' EQUITY
       Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at November 30, 2002 and February 28, 2002,
       respectively .................................................................          336,660             336,660
       Common stock, 20,000,000 shares authorized, $.001 par value; 3,381,190 shares issued and outstanding at November 30, 2002 and February 28, 2002,
       respectively .................................................................            3,381               3,381
     Additional paid-in capital .....................................................        9,068,703           9,068,703
     Retained earnings ..............................................................       14,957,252          15,842,783
     Cost of stock held in treasury .................................................         (436,170)           (390,642)
     Accumulated other comprehensive loss ...........................................       (1,971,288)         (1,811,311)
                                                                                          ------------        ------------
                                                                                          $ 21,958,538        $ 23,049,574
                                                                                          ------------        ------------
Total liabilities and shareholders' equity ..........................................     $ 65,582,028        $ 62,370,519
                                                                                          ============        ============

The accompanying notes are an integral part of these statements

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE NINE MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                           Nine Months Ended               Three Months Ended
                                                              November 30,                    November 30,
                                                              ------------                    ------------
                                                          2002            2001            2002            2001
                                                          ----            ----            ----            ----
Net Sales .........................................   $ 96,950,655    $ 82,799,415    $ 32,351,502    $ 26,645,951
Cost of goods sold ................................     63,679,614      54,992,347      21,193,040      17,748,007
                                                      ------------    ------------    ------------    ------------
     Gross profit .................................     33,271,041      27,807,068      11,158,462       8,897,944
                                                      ------------    ------------    ------------    ------------

Costs and expenses
     Shipping .....................................      8,838,459       7,226,292       2,895,241       2,383,997
     General and administrative ...................      8,521,044       7,608,567       2,986,722       2,490,303
     Selling and marketing ........................     10,378,003       8,884,184       3,571,482       2,905,733
     Other expense (income), net ..................        304,640        (220,774)         63,081           1,101
                                                      ------------    ------------    ------------    ------------
                                                        28,042,146      23,498,269       9,516,526       7,781,134
                                                      ------------    ------------    ------------    ------------
Operating income ..................................      5,228,895       4,308,799       1,641,936       1,116,810

Interest income ...................................            653           9,615              26           9,192
Interest expense ..................................     (1,470,142)     (1,812,565)       (513,643)       (579,324)
                                                      ------------    ------------    ------------    ------------

Income before provision for income taxes and
     cumulative effect of change in accounting
     principle ....................................      3,759,406       2,505,849       1,128,319         546,678
Provision for income taxes ........................     (1,585,377)       (954,124)       (464,363)       (208,250)
                                                      ------------    ------------    ------------    ------------

Net Income before cumulative effect of change in
     accounting principle .........................      2,174,029       1,551,725         663,956         338,428

Cumulative effect of change in accounting
     principle ....................................     (3,047,788)             --              --              --
                                                      ------------    ------------    ------------    ------------

Net (loss) income .................................   $   (873,759)   $  1,551,725    $    663,956    $    338,428
                                                      ============    ============    ============    ============


Basic and diluted (loss) earnings per common share:

Income before cumulative effect of change in
     accounting principle .........................   $       0.64    $       0.46    $       0.20    $       0.10

Cumulative effect of change in accounting
     principle ....................................          (0.89)             --              --              --
                                                      ------------    ------------    ------------    ------------

Net (loss) income .................................   $      (0.25)   $       0.46    $       0.20    $       0.10
                                                      ============    ============    ============    ============

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                                    Nine Months Ended
                                                                                         November 30, 2002    November 30, 2001
                                                                                         -----------------    -----------------
Cash flows from operating activities:
     Net (loss) income ................................................................     $   (873,759)          $ 1,551,725
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Cumulative effect of change in accounting principle ..............................        3,047,788                   ---
     Change in fair value of warrant put liability ....................................          376,000                   ---
     Depreciation and amortization ....................................................        1,373,661             1,541,457
     Bad debt expense .................................................................          247,248               104,000
     Deferred income taxes ............................................................          364,327               436,580
     Changes in assets and liabilities, net of acquisitions
       Accounts receivable ............................................................       (2,594,611)              398,841
       Inventories ....................................................................       (1,863,802)             (247,706)
       Prepaid expenses ...............................................................          264,073               221,134
       Other assets ...................................................................         (461,762)              (80,897)
       Accounts payable and accrued liabilities .......................................        1,534,021            (1,943,950)
                                                                                            ------------           -----------

       Net cash provided by operating activities ......................................        1,413,184             1,981,184
                                                                                            ------------           -----------
Cash flows from investing activities
       Capital expenditures ...........................................................         (868,358)             (285,940)
       Acquisitions, net of cash acquired .............................................         (495,630)                  ---
                                                                                            ------------           -----------

       Net cash used in investing activities ..........................................       (1,363,988)             (285,940)
                                                                                            ------------           -----------

Cash flows from financing activities:
       Net borrowings under lines of credit ...........................................          666,306             1,093,889
       Borrowings of long-term debt ...................................................        4,715,643             6,000,000
       Repayments of long-term debt ...................................................       (4,376,343)           (7,704,718)
       Repayments of acquisition notes payable ........................................         (475,283)             (540,000)
       Purchase of treasury stock .....................................................          (45,529)                  ---
       Payments received on notes receivable ..........................................            4,417                 4,418
       Purchase of common stock warrants ..............................................              ---               (13,175)
       Dividends ......................................................................          (11,770)              (18,952)
                                                                                            ------------           -----------

       Net cash provided by (used in) financing activities ............................          477,441            (1,178,538)
                                                                                            ------------           -----------

Cumulative currency translation adjustment ............................................         (159,977)             (571,656)

Net increase (decrease) in cash .......................................................          366,660               (54,950)
Cash and cash equivalents at beginning of period ......................................          435,320               397,817
                                                                                            ------------           -----------
Cash and cash equivalents at end of period ............................................     $    801,980           $   342,867
                                                                                            ============           ===========

Supplemental disclosure of cash flow information:
       Interest paid ..................................................................     $  1,309,028           $ 1,908,140
       Income taxes paid ..............................................................     $    891,621           $   665,915

The accompanying notes are an integral part of these statements.

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation

         The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 2002, of Q.E.P. Co., Inc. (the "Company") as filed with the Securities and Exchange Commission. The February 28, 2002 balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine and three months ended November 30, 2002 are not necessarily indicative of the results for the full fiscal year ending February 28, 2003.

Note 2.  Inventories

         The major classes of inventories are as follows:

                                                  November 30, 2002      February 28, 2002
                                                  -----------------      -----------------
Raw materials and work-in-process .............        $ 3,958,325           $ 3,837,402
Finished goods ................................         18,479,444            16,041,076
                                                       -----------           -----------
                                                       $22,437,769           $19,878,478
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

         For the nine months and three months ended November 30, 2002 and 2001, the weighted average number of basic shares of common stock outstanding amounted to 3,381,190. For the nine months ended November 30, 2002 and November 30, 2001, the weighted average number of diluted shares of common stock outstanding amounted to 3,440,424 and 3,386,819, respectively. For the three months ended November 30, 2002 and November 30, 2001, the weighted average number of diluted shares of common stock outstanding amounted to 3,434,731 and 3,393,212, respectively.

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

         For the nine months ended November 30, 2002 and 2001, the Company's comprehensive (loss) income totaled ($1,033,736) and $980,071, respectively. Excluding the effect of the change in accounting principle, the Company's comprehensive income for the nine months ended November 30, 2002 was $2,014,052. For the three months ended November 30, 2002 and 2001, the Company's comprehensive income totaled $670,824 and $16,211, respectively. The change in accounting principle did not effect comprehensive income for the three months ended November 30, 2002.

Note 5.  Non-cash Investing and Financing Activities

         In July 2002, the Company made an acquisition of an Australian distributor. In connection with this acquisition, liabilities were assumed as follows:

    Cash paid                                                 $    495,630
    Liabilities assumed                                            718,222
    Issuance of notes to related seller                            795,470
                                                              ------------
    Purchase price                                            $  2,009,322
    Fair value of assets acquired                                1,596,296
                                                              ------------
    Excess of purchase price over fair value of assets
         acquired                                             $    413,026
                                                              ============

                        Q.E.P. CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6. Debt Refinancing

        In November 2002 the Company entered into an amended and restated loan agreement with its existing lender. Under the terms of the agreement the Company obtained a $4 million dollar term loan, which was used to refinance its existing two term loans with this lender and provide additional working capital. Under the terms of the new loan, which will mature in 2007, the Company will pay $400,000 per quarter during the first year of the loan and $200,000 per quarter thereafter. The agreement, which now includes another financial institution as a participant, also increased the Company's borrowing capacity under a revolving loan facility to $23 million dollars under the same formula for eligible accounts receivable and inventory that currently exists for the Company. The term loan and the revolver each have an interest rate that ranges from Libor plus 1.50% to Libor plus 2.25%, and are collateralized by substantially all of the Company's assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. At November 30, 2002, the rate was Libor (1.69% at November 30, 2002) plus 2.00% and the Company had approximately $2,420,000 available for future borrowings under its facility.

        Prior to this agreement the Company's revolver provided borrowings for up to $20 million dollars. Interest on this revolver and one of its term loans ranged from Libor plus 1.75% to Libor plus 2.5%. The Company also had a second term note, which it obtained in April 2001 at an interest rate of Libor plus 2.75%. Both of these term notes were repaid as a result of the November 2002 refinancing.

        The lending institutions have also agreed to refinance the Company's mortgage loan in Canada and to finance the Company's expansion of this facility. The mortgage refinancing will be for 80% of the as-built appraisal, is expected to be approximately $1.4 million, will amortize over a 15-year period, will mature in October 2007 and will bear an interest rate of Libor plus 2.00%.

        Finally, under the terms of the agreement, the lending institutions will also provide the Company with approximately $4.5 million in a second term financing to refinance its existing Subordinated Debt Facility. This financing will be available to the Company no earlier than May 2003 and is to be repaid in monthly installments over a three year period, requires the personal guaranty of the Company's Chairman, has an interest rate of Libor plus 3.25% and is conditioned upon the Company meeting certain financial covenants. The Company has not closed on either the mortgage or the second term loan.

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

        As a result of the adoption of SFAS No. 142, the Company did not recognize goodwill amortization for the three nor six months ended November 30, 2002. If SFAS No. 142 was in effect during the comparable three and nine months ended November 30, 2001, the Company would not have recognized approximately $117,000 and $353,000, respectively in goodwill amortization; therefore, net income applicable to common shareholders would have increased to approximately $455,000 and $1,905,000, respectively and earnings per share applicable to common shareholders would have increased by $0.03 and $0.10, respectively.

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

Results of Operations

        Nine months ended November 30, 2002 compared to nine months ended November 30, 2001

        Net sales for the nine months ended November 30, 2002 were approximately $96,951,000 compared to approximately $82,799,000 for the nine months ended November 30, 2001, an increase of $14,152,000 or 17.1%. Sales increased primarily as a result of an increase in volume to the Company's home center customer base resulting from new product introduction into existing stores and an increase in the number of home center stores operated by these customers, in addition to increased sales attributable to the acquisition of the Australian distributor (approximating $2.6 million). Selling prices remained relatively stable during the period.

        Gross profit for the fiscal 2003 period was approximately $33,271,000 compared to $27,807,000 for the fiscal 2002 period, an increase of $5,464,000 or 19.6%. As a percentage of net sales, gross profit increased to 34.3% in the fiscal 2003 period from 33.6% in the fiscal 2002 period. The Company has increased its gross margin through a reduction of certain raw material costs and a change, by its customers, towards higher margin products. Additionally, the Company experienced an increase in gross margin at the Company's European subsidiary.

        Shipping expenses for the fiscal 2003 period were approximately $8,838,000 compared to $7,226,000 for the fiscal 2002 period, an increase of $1,612,000 or 22.3%. As a percentage of net sales, these expenses increased to 9.1% in the fiscal 2003 period from 8.7% in the fiscal 2002 period primarily as a result of a decrease in the Company's average order size and an increase in freight rates charged by common carriers. The actual increase is a result of the higher sales volume to home center customers and the absorption, by the Company, of a higher percentage of freight costs to its domestic distributor customers. Further, the newly acquired Australian distributor accounted for approximately $200,000 of the actual increase.

        General and administrative expenses for the fiscal 2003 period were approximately $8,521,000 compared with approximately $7,609,000 for the fiscal 2002 period, an increase of $912,000 or 12.0%. As a percentage of net sales, these expenses decreased to 8.8% in the fiscal 2003 period from 9.2% in the fiscal 2002 period, principally due to the absorption of certain fixed costs over a higher sales volume and the elimination of goodwill amortization in accordance with SFAS No. 142 amounting to approximately $353,000. The actual increase was primarily the result of an increase in personnel resulting from the Company's Australian acquisition and its domestic e-commerce operations.

        Selling and marketing costs for the fiscal 2003 period were approximately $10,378,000 compared to $8,884,000 for the fiscal 2002 period, an increase of $1,494,000 or 16.8%. As a percentage of net sales, these expenses remained flat at 10.7% in the fiscal 2003 and fiscal 2002 periods. The actual increase is the result of an increase in commissions and marketing allowances paid resulting from the increase in sales to home center customers and an increase in the Company's marketing and product management costs to facilitate future growth. Additionally, approximately $210,000 of the increase is a result of the newly acquired Australian distributor.

        Other expenses for the nine months ended November 30, 2002 include, among other things, a charge of $376,000 resulting from a change in the future value of the Put Warrants. For the comparable fiscal 2002 period, there was no effect on earnings as a result of the Put Warrants.

        Interest income for the fiscal 2003 period was approximately $1,000 compared to $10,000 in the fiscal 2002 period. Interest expense for the fiscal 2003 period was approximately $1,470,000 compared to approximately $1,813,000 in the fiscal 2002 period. Interest expense decreased primarily as a result of a decrease in the borrowing rate applied to the Company's outstanding indebtedness and the elimination of the interest rate swap agreements that negatively impacted the fiscal 2002 period.

        Provision for income taxes was approximately $1,585,000 in the fiscal 2003 period compared to approximately $954,000 in the fiscal 2002 period, an increase of $631,000 or 66.1%. The effective tax rate was approximately 42.2% for the fiscal 2003 period and 38.1% for the fiscal 2002 period. The estimated tax rate is based upon the most recent effective tax rates available and is higher in fiscal 2003 primarily due to the Company not recognizing an income tax benefit for the European subsidiary's loss and the aforementioned adjustment to the warrant put liability.

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

        As a result of the above, net income, exclusive of the cumulative effect of a change in accounting principle, for the fiscal 2003 period increased to $2,174,000 from $1,552,000 in the fiscal 2002 period, an increase of $622,000 or 40.1% and net income as a percentage of net sales increased to 2.2% in the fiscal 2003 period compared to 1.9% in the fiscal 2002 period. Inclusive of the approximate $3,048,000 change in accounting principle, the Company's net loss for the fiscal 2003 period was approximately $874,000.

             Three months ended November 30, 2002 compared to three months ended November 30, 2001.

        Net sales for the three months ended November 30, 2002 were approximately $32,352,000 compared to approximately $26,646,000 for the three months ended November 30, 2001, an increase of $5,706,000 or 21.4%. The increase is primarily the result of an increase in sales to the Company's home center customer base resulting from new store openings and new product introduction into existing stores. Also, the newly acquired Australian distributor accounted for approximately $1.3 million of the increase in net sales. Selling prices remained relatively stable during the period.

        Gross profit for the fiscal 2003 quarter was approximately $11,158,000 compared to approximately $8,898,000 in the fiscal 2002 quarter, an increase of $2,260,000 or 25.4%. As a percentage of net sales, gross profit increased from 33.4% in the fiscal 2002 quarter to 34.5% in the fiscal 2003 quarter, primarily due to a reduction in certain raw material costs and a change in the Company's domestic product mix towards higher margin products and an increase in margin at the Company's European subsidiary.

        Shipping expenses for the fiscal 2003 quarter were approximately $2,895,000 compared to approximately $2,384,000 for the fiscal 2002 quarter, an increase of $511,000 or 21.4%. As a percentage of net sales, these expenses remained flat at 8.9% in the fiscal 2003 and 2002 periods. The actual increase was the result of the higher sales volume and approximately $121,000 from the newly acquired Australian distributor.

        General and administrative expenses for the fiscal 2003 quarter were approximately $2,987,000 compared to approximately $2,490,000 for the fiscal 2002 quarter, an increase of $497,000 or 20.0%. As a percentage of net sales, general and administrative expenses decreased to 9.2% in the fiscal 2003 quarter from 9.3% in the fiscal 2002 quarter, primarily as a result of fixed costs being spread over an increased sales volume. The actual increase is primarily the result of an increase in costs at the Company's foreign subsidiaries, an increase in personnel costs and e-commerce costs at the Company's domestic operations and approximately $100,000 from the Australian distributor recently acquired by the Company offset by the elimination of goodwill amortization in accordance with SFAS No. 142 in the approximate amount of $117,000.

        Selling and marketing costs for the fiscal 2003 quarter were approximately $3,571,000 compared to approximately $2,906,000 for the fiscal 2002 quarter, an increase of $665,000 or 22.9%. As a percentage of net sales, these expenses increased to 11.0% in the fiscal 2003 quarter from 10.9% in the fiscal 2002 quarter, reflecting higher commissions paid to the Company's sales force. The actual increase is primarily the result of an increase in commissions and marketing allowances paid as a result of the increase in sales volume to the Company's home center customer base and an approximate $110,000 increase attributable to the newly acquired Australian distributor.

        Other expenses for the fiscal 2003 period include, among other things, a charge of $120,000 resulting from the change in the future value of the Put Warrants. For the comparable fiscal 2002 period, there was no effect on earnings resulting from the Put Warrants.

        Interest income for the fiscal 2003 quarter was insignificant compared to $9,000 for the fiscal 2002 quarter. Interest expense for the fiscal 2003 quarter was approximately $514,000 compared to approximately $579,000 in the fiscal 2002 quarter. Interest expense decreased as a result of a reduction in the amount of the Company's outstanding long-term indebtedness and a reduction in the borrowing rate applied to that indebtedness. Further, the prior period was negatively impacted by the interest rate swap agreements in existence in the prior year.

        Provision for income taxes was approximately $464,000 in the fiscal 2003 period compared to $208,000 in the fiscal 2002 quarter, an increase of approximately $256,000 or 123.1%. The effective tax rate was approximately 41.1% for the fiscal 2003 quarter and 38.0% for the 2002 quarter. The estimated tax rate is based upon the most recent tax rates available and is higher in fiscal 2003 primarily due to the Company not recognizing an income tax benefit for the European subsidiary's loss and the aforementioned adjustment to the warrant put liability.

        As a result of the above, net income for the fiscal 2003 quarter was approximately $664,000 compared to approximately $338,000 for the fiscal 2002 quarter, an increase of $326,000 or 96.4%. As a percentage of net sales, the net income was 2.1% in the fiscal 2003 quarter compared to a net income of 1.3% in the fiscal 2002 quarter.

Liquidity and Capital Resources

        Working capital as of November 30, 2002 increased from approximately $9,710,000 at February 28, 2002 to $12,788,000, an increase of $3,078,000, primarily as a result of an increase in the Company's income from operations, the refinancing of the Company's debt in November 2002 as further described herein and an approximate increase of $1,177,000 resulting from the acquisition of the Australian distributor. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

        Net cash provided by operating activities during the fiscal 2003 period was approximately $1,413,000 compared to approximately $1,981,000 for the comparable fiscal 2002 period. The decrease is primarily due to an increase in the Company's income from operations, as adjusted for non-cash charges, and an increase in accounts receivable and inventory offset by an increase in accounts payable. Net cash used in investing activities was approximately $1,364,000 compared to approximately $286,000 for the comparable fiscal 2002 period. The change is primarily due to an increase in capital expenditures of approximately $580,000 and approximately $500,000 of cash used to purchase the Australian distributor.

        For the fiscal 2003 period, cash provided by financing activities was approximately $477,000 compared to cash used in financing activities of approximately $1,179,000 for the comparable fiscal 2002 period. Cash provided by financing activities for the current year was primarily the result of an increase in long term debt and the Company's line of credit facility offset by payments of long term debt. Cash used in financing activities for the prior year was principally the result of payments of certain subordinated, term and acquisition debt amounting to approximately $8,200,000 offset by new long-term borrowings of $6,000,000 and an increase in the Company's line of credit facility to fund working capital needs

        In November 2002 the Company entered into an amended and restated loan agreement with its existing lender. Under the terms of the agreement the Company obtained a $4 million dollar term loan, which was used to refinance its existing two term loans with this lender and provide additional working capital. Under the terms of the new loan, which will mature in 2007, the Company will pay $400,000 per quarter during the first year of the loan and $200,000 per quarter thereafter. The agreement, which now includes another financial institution as a participant, also increased the Company's borrowing capacity under a revolving loan facility to $23 million dollars under the same formula for eligible accounts receivable and inventory that currently exists for the Company. The term loan and the revolver have an interest rate that ranges from Libor plus 1.50% to Libor plus 2.25%, and are collateralized by substantially all of the Company's assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. At November 30, 2002, the rate was Libor (1.69% at November 30, 2002) plus 2.00% and the Company had approximately $2,420,000 available for future borrowings under its facility.

        Prior to this agreement the Company's revolver provided borrowings for up to $20 million dollars. Interest on this revolver and one of its term loans ranged from Libor plus 1.75% to Libor plus 2.5%. The Company also had a second term note, which it obtained in April 2001 at an interest rate of Libor plus 2.75%. Both of these term notes were repaid as a result of the November 2002 refinancing.

        The lending institutions have also agreed to refinance the Company's mortgage loan in Canada and to finance the Company's expansion of this facility. The mortgage refinancing will be for 80% of the as-built appraisal, is expected to be approximately $1.4 million, will amortize over a 15-year period, will mature in October 2007 and will bear an interest rate of Libor plus 2.00%.

        Finally, under the terms of the agreement, the lending institutions will also provide the Company approximately $4.5 million in a second term financing to refinance its existing Subordinated Debt Facility. This financing will be available to the Company no earlier than May 2003 and is to be repaid in monthly installments over a three year period, requires the personal guaranty of the Company's Chairman, has an interest rate of Libor plus 3.25% and is conditioned upon the Company meeting certain financial covenants. The Company has not closed on either the mortgage or the second term loan.

        The Company's Chilean subsidiary has a revolving credit facility with a financial institution which permits borrowings of up to $50,000 with interest at 18% per year. The facility is secured by a standby letter of credit given by the Company. This facility expires on May 31, 2003 and, at November 30, 2002, the Chilean subsidiary had the full amount of the facility available for future borrowings.

        The Company's Australian subsidiary has an overdraft facility which allows it to borrow against a certain percentage of inventory and receivables. At November 30, 2002 the maximum permitted borrowing was approximately $363,000 and was fully utilized.

        In connection with an acquisition in July 2002, the Company's Australian subsidiary entered into a new term loan facility with an Australian financial institution to provide financing of up to AUD$ 2,500,000 (approximately US $1,300,000). This facility includes a term facility and a short-term foreign and domestic facility that will be used to provide the capital necessary for acquisitions and general working capital purposes. The term facility expires in June 2005 and requires quarterly payments of AUD $25,000 (approximately US $13,000) and a final balloon payment. Further, in July 2002 approximately AUD $1,298,000 (approximately US $715,000) of this facility was used to provide financing for the acquisition of an Australian distributor and, in addition, the Company issued a note to the related seller in the approximate amount of AUD $1,445,000 (approximately US $795,500). This note requires monthly payments in the amount of approximately $14,700 through December 2006 with interest at 6.5%.

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

        In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company's prevailing borrowing rate. In October 2002, the Company paid $50,000 and amended the agreement to provide for payments of $125,000 each on October 10, 2003 and 2004. Interest on the extended payments is payable quarterly at 7%. The amount outstanding on this note as of November 30, 2002 was $250,000. The second note, in the principal amount of $825,000, is payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance was paid over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 is due in December, 2003. The amount outstanding on this note as of November 30, 2002 was $200,000. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of November 30, 2002 was $880,000.

        In October 2000, the Company entered into an agreement to purchase its Bramalea, Ontario facility for approximately $988,000. In connection with this purchase, the Company paid approximately $318,000 in cash and obtained a loan for the balance from a Canadian lending institution of approximately $670,000 payable over ten years at an interest rate to be set annually (6.1% as of November 30, 2002). At November 30, 2002, the outstanding balance of this loan was approximately $522,000 and required payments are approximately $5,700 per month.

        The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company's working capital needs, including the growth in inventory and accounts receivable balances, and will be adequate to finance anticipated capital expenditures and debt obligations for the next twelve months. There can be no assurance, however, that the assumptions upon which the Company bases its future working capital and capital expenditure requirements and the assumptions upon which it bases that funds will be available to satisfy such requirements will prove to be correct. If these assumptions are not correct, the Company may be required to raise additional capital through loans or the issuance of debt securities that would require the consent of the Company's current lender, or the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. Moreover, additional capital may be unavailable to the Company on acceptable terms or may not be available at all.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company averaged approximately $21,400,000 and $21,300,000 of variable rate debt during the nine and three months ended November 30, 2002, respectively. If interest rates would have increased by 10%, the effect on the Company would have been an increase to interest expense of approximately $54,000 and $27,000, respectively.

        On April 5, 2001, in connection with the consummation of a loan transaction, the Company issued warrants to HillStreet Fund LP to purchase up to 325,000 shares of the Company's common stock at an exercise price of $3.63 per share (the "Put Warrants"). The Put Warrants are exercisable until April 5, 2011 and contain put and call provisions. The put price of the Put Warrants is variable based upon the Company's value at the time the put rights are exercised, and a change in the put price of $0.10 would result in an adjustment to earnings of $32,500.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There have been no other material developments in any litigation proceedings to which the Company is a party since the Company's report on Form 10-K was filed with the Securities and Exchange Commission on May 22, 2002.

Item 6. Exhibits and Reports on Form 8-K

        (a)      List of Exhibits

Exhibit
Number                                Description
  3.1            Certificate of Incorporation of the Company /(1)/

  3.2            By-Laws of the Company /(2)/

  4.1            Specimen Common Stock Certificate /(1)/

  4.1.1          Form of Warrant issued by the Company to the representative of the underwriters of the
                 Company's initial public offering /(1)/

  10.1           Employment Agreement dated May 1, 2002 by and between Lewis Gould and the Company.

  10.2           Second Amended and Restated Loan Agreement dated November 14, 2002, by and among the
                 Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital
                 Corporation, as Agent.

  10.3           Form of Term Note, Domestic Advances Note, Foreign Advances Note and B.V. Note executed in connection with Second Amended and Restated Loan Agreement dated November 14, 2002.

  99.1           Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of
                 Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2           Certification by Marc P. Applebaum, Senior Vice President and Chief Financial Officer,
                 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

/(1)/ Incorporated by reference to Exhibit of the same number filed with the Company's Registration Statement on Form S-1 (Reg. No. 333-07477).

/(2)/ Incorporated by reference to Exhibit of the same number filed with the Company's Annual Report on Form 10-K filed on May 28, 1997.

_______
  (b)   Reports on Form 8-K

         There were no Current Reports on Form 8-K filed by the Company during its fiscal quarter ended November 30, 2002.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Q.E.P. CO., INC.

Dated: January 14, 2003                       By: /s/ Lewis Gould
                                                  ------------------------------
                                                  Lewis Gould, Chairman, Chief
                                                  Executive Officer and Director
                                                  (Principal Executive Officer)

Dated: January 14, 2003                       By: /s/ Marc P. Applebaum
                                                  ------------------------------
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

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

DATE:             January 14, 2003

/s/ Lewis Gould
--------------------------------------------
Chairman, Chief Executive Officer
 and Director

I, Marc P. Applebaum, Senior Vice President and Chief Financial Officer of Q.E.P. Co., Inc., certify that:

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

DATE:             January 14, 2003


/s/ Marc P. Applebaum
-----------------------------------------------------
Senior Vice President and Chief Financial Officer

                                  Exhibit Index

Exhibit
Number      Description
-------     -----------

10.1 Employment Agreement dated May 1, 2002 by and between Lewis Gould and the Company.

10.2 Second Amended and Restated Loan Agreement dated November 14, 2002, by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent.

10.3 Form of Term Note, Domestic Advances Note, Foreign Advances Note and B.V. Note executed in connection with Second Amended and Restated Loan Agreement dated November 14, 2002.

99.1 Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Marc Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.