Form 10-K
period 2003-02-28
QEP CO INC
filed 2003-05-28
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-21161

Q.E.P. CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-2983807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1081 HOLLAND DRIVE, BOCA RATON, FLORIDA	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 994-5550

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of voting common stock held by non-affiliates as of May 15, 2003 is $12,110,000, computed by reference to the closing price for such shares on the NASDAQ National Market System as of such date. The registrant does not have any authorized or issued non-voting common equity securities.

The number of shares outstanding of each of the registrant’s classes of common stock as of May 15, 2003 is: 3,381,190 shares of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant’s Annual Meeting of Stockholders to be held on July 11, 2003 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

General

Founded in 1979, Q.E.P. Co., Inc. (the “Company” or “Q.E.P.”) manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market in the United States and 49 countries throughout the world. Under brand names including Q.E.P.™, O’TOOL™, ROBERTS™ and QSet™, the Company markets over 3,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet and wood flooring. Q.E.P.’s products include trowels, floats, tile cutters, wet saws, spacers, nippers, pliers, carpet trimmers and cutters, flooring adhesives, seaming tape, tack strip, knives, dryset powders and grouts. These products are sold to home improvement retailers, including national and regional chains such as Home Depot and Lowe’s, specialty distributors to the hardware, construction, flooring and home improvement trades and chain or independent hardware, tile, and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional.

The Company experienced an increase in net sales in fiscal 2003 which management attributes to (i) growth experienced by the Company’s customers within the home improvement market, particularly among national and regional home center retailers such as Home Depot and Lowe’s, (ii) the Company’s success in cross-marketing its products among its channels of distribution, (iii) the Company’s expansion of its customer base and market share through sales to additional home improvement retailers and distributors and (iv) growth of the home improvement market as a whole.

The Company’s principal subsidiaries include Roberts Consolidated Industries, Inc., a worldwide leader in the carpet installation market, Roberts Holland B.V., a European Manufacturer and Distributor of flooring installation product, O’Tool Company, a distributor to the trowel trade, Novafonte, Limitada, a distributor, manufacturer and installer of ceramic tile and ceramic tile accessories located in Santiago, Chile, Q.E.P. Australia Pty, Ltd., the largest distributor of tools and installation products for all types of flooring in the Australian marketplace, Boiardi Products Corp. of Little Falls, N.J., a manufacturer of a full line of thin-set mortars, grouts, self-leveling concrete toppings and crack-suppressing waterproof membranes used in the flooring industry, Zocalis, SRL, an Argentinean manufacturer of ceramic borders and trim, Stone Mountain Manufacturing of Georgia and Stone Mountain Manufacturing of Florida, manufacturers of dry set powders and grouts and Q.E.P. New Zealand, a distributor of accessory flooring supplies.

Market Overview

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to the latest industry information published by the Home Channel News (“HCN”) total sales for the entire United States of America home channel industry rose 2.7% in 2002 to $347 billion while home center sales, with lumberyards similar to Home Depot and Lowe’s, grew 3.8%. Further, according to HCN, almost two- thirds of total sales among the top 500 companies go to home centers with lumberyards and, most of that, to the top two warehouse retailers. Additionally, it is expected that the United States retail home improvement market will experience a growth rate in sales of 4.5% in 2003 and almost 7% in 2004. The Company believes that growth in the home improvement market is being driven by several factors, including (i) a slowing but continued strong housing activity, (ii) aging of the United States housing stock which requires greater repair and maintenance expenditures, (iii) increased housing turnover of both new and existing homes, (iv) continued home improvement demand being facilitated by 2002 record level sales of new and existing homes; (v) appreciation of the United States housing market thus giving homeowners the ability to increase the investment in their homes through improvement projects, and (vi) changes in consumer preferences, which have caused an increase in the median size of new homes and which have contributed to demand for remodeling and expansion of older homes.

Home improvement market distribution channels continue to consolidate as a result of the success of the warehouse home center format. The continued dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions and multiple location, large-format stores. The Companies two largest customers accounted for over $84.7 billion of home center sales in 2002. Based on data available to the Company, the primary beneficiaries of this consolidation among world wide home improvement retailers have been the top two or three companies (ranked by annual sales volume). Thus, while the home improvement market’s retail sales have expanded, the market is being increasingly dominated by the largest retailers.

The Company’s two largest customers, Home Depot and Lowe’s, experienced 5-year compound annual sales growth rates of 19.2% and 19.0%, respectively, from 2001 to 2002, according to their published financial reports and both have announced plans to continue increasing the number of stores each operates. As consolidation continues among home improvement retailers, the Company expects that sales of the largest national and regional home improvement retailers will continue to increase at greater rates than the rate of sales growth in the overall market. The Company expects that the growth trends in the flooring segment of the home improvement market and among its customer base will directly affect the Company’s ability to generate growth in its sales and net income, its expansion strategy and the nature of its sales and marketing initiatives.

Business Strategy

The Company’s strategy is to enhance its position as a worldwide leading manufacturer and distributor of specialty tools and related products by introducing new products and cross-selling products among its channels of distribution, expanding market share by obtaining new customers, and capitalizing on expected growth of its largest customers and of the home improvement market as a whole. Key elements of the Company’s strategy include:

Pursue Strategic Acquisitions. Through its acquisitions, the Company has broadened its product lines, increased its customer base and increased its manufacturing and marketing capabilities. The Company intends to seek and evaluate acquisitions of both domestic and worldwide specialty tool and adhesive manufacturers, distributors and other companies whose products, distribution channels and brand names are complimentary to those of the Company and which will offer further opportunities for product cross selling, expansion of manufacturing and marketing operations and the addition of new customers.

Increase Sales By Expanding Product Lines and Adding New Customers. The Company seeks to expand its product lines by introducing new and innovative products, which can be marketed to the Company’s existing customer base. Through its acquisitions, the Company has expanded its customer base, the number of products available and its line of flooring installation products. In addition to expanding product offerings through acquisitions, the Company intends to internally develop and offer products in response to customer demands. The Company believes that broadening its product lines will make it a more attractive supplier to the major home improvement retailers and specialty distributors, thereby increasing the Company’s sales and market penetration. Additionally, the Company is targeting mass merchandisers as prospective customers for a portion of its current product line.

Capitalize on Cross-Selling Opportunities. The Company believes that there are significant opportunities for “cross selling” its products among its existing markets and channels of distribution. As part of its acquisition strategy, the Company seeks to identify acquisition candidates with complimentary product lines and to “cross sell” acquired product lines to its existing customer base and its existing product lines to the customers of the acquired business.

Enhance Distribution and Manufacturing Capabilities. In order to effectively serve the customer base and keep certain costs to a minimum, the Company continually improves its distribution capabilities through the increased use of technology as well as reviewing its locations for correct size and geographic location. The Company currently has approximately 683,000 square feet of distribution and manufacturing capability located throughout the United States, Canada, Holland, Australia, New Zealand and South America. The Company estimates that in fiscal 2003, it manufactured approximately 30% of its Q.E.P. and Roberts product lines.

Products

The Company manufactures, markets and distributes a broad line of over 3,000 specialty tools and flooring related products. The Company’s products are offered under brand names including Q.E.P.™, O’TOOL™, ROBERTS™ and QSet™ and are used primarily for surface preparation and installation of ceramic tile, carpet and wood flooring.

The Company manufactures and distributes adhesives, grouts, mortars, dry set powders, carpet seaming tape and an assortment of carpet installation tools as well as floats, tile cutters, trowels, electric saws, nippers and other products to the flooring industry. These products are sold to both distributors and do it yourself customers. Although the Company manufactures and distributes over 3,000 products, a majority of the Company’s sales are to customers who purchase between 20 and 200 individual stock-keeping units. As the Company seeks to broaden its product lines, the competition for limited shelf space available at home improvement retailers for specialty tools and related products may limit sales of existing or newly introduced products.

The Company maintains a research and development program through which it seeks to identify new product opportunities within its primary markets. Methods by which the Company seeks to identify product opportunities include soliciting product feedback from customers through its outside sales force and manufacturers’ representatives, review of product brochures and catalogs issued by foreign and domestic competitors of specialty tools, review of product concepts with buyers employed by its customers, and attendance at industry trade shows and conventions at which new product concepts are introduced and discussed. The Company also considers participation in joint ventures and evaluation of product samples to be an important part of its effort to identify new product opportunities. The Company maintains a product quality control program primarily to verify the quality of its existing products and to develop ideas for additional products or enhancements to existing products.

Relationship With Major Customers

In 1982, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the world, sixth largest retailer globally and the second largest retailer in the United States of America based on annual sales volume. In 1993, the Company added Lowe’s as a customer, which is now the second largest home improvement retailer in the world and fourteenth largest retailer in the United States of America. Home Depot and Lowe’s are the Company’s two largest customers accounting for 48.7% and 11.0% of the Company’s fiscal 2003 net sales, respectively.

Because of the importance of home improvement retailers to its business, the Company has, in consultation with these major customers, developed customer service programs to ensure that the specific needs of these customers are given a high priority with direct attention from senior officers of the Company. Features of the Company’s customer service programs for its major customers include providing a wide range of in-store services, such as, assistance with inventory, maintenance of product displays, introduction of new products, maintaining inventories of tools and related products in multiple locations to permit rapid shipping, delivering orders promptly, holding education classes for retail store personnel, packaging with multilingual labels, prepaying delivery for product shipments with minimum purchase requirements, participating in cooperative promotions and special sales events, providing product research for buyers, operating a customer service hotline, providing parts and repair service, extension of advertising allowances, accepting orders electronically and billing through electronic data interchange, bar coding for each individual stock keeping unit, and incorporating anti-theft tags in packaging. The Company believes that its major customers place considerable value on service and promotional support and frequently evaluates its service and promotional activities in an effort to serve its customers more effectively.

The Company believes that the consolidation among home improvement retailers will continue and that the national and large regional home improvement retailers will continue to increase their market share in the near future. Home Depot and Lowe’s have announced plans to increase significantly the number of stores each operates over the next several years. As a result, the Company expects the percentage of its sales to these customers to continue to be significant. Additionally, the Company continues to expand its customer base in other areas through its previous acquisitions.

The loss of Home Depot or Lowe’s as a customer of the Company could have a material adverse effect on the financial position of the Company.

Manufacturing and Suppliers

The Company estimates that in fiscal 2003 it manufactured approximately 30% of its Q.E.P. and Roberts product lines. The Company manufactures adhesives, carpet seaming tape, carpet installation tools and ceramic tile spacers at its main manufacturing facility in Mexico, Missouri. Flooring adhesives are produced at the facility in Bramalea, Ontario, Canada. Ceramic tile spacers are manufactured at the facility in Boca Raton, Florida. Grouts and related products are manufactured at the Company’s New Jersey, Georgia and Ft. Pierce, Florida facilities. In Australia, the Company manufactures accessories used for the installation of ceramic tile. Ceramic trim is manufactured in Argentina.

The Company purchased finished products and components from approximately 250 different suppliers in fiscal 2003. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers and generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company’s operations. The Company receives product from its suppliers into its three main warehouses. Disruption in supply to any of these warehouses may result in excessive inventory levels and added cost to the Company. Further, in fiscal 2003, the Company purchased in excess of $13.9 million and $5.9 million of finished product from two foreign suppliers representing 30.0% and 12.7%, respectively of domestic product purchases.

Distribution, Sales and Marketing

The Company’s specialty tools and related products are currently sold through four distinct distribution channels: (i) the Company’s sales staff; (ii) independent manufacturing representatives; (iii) an in-house telemarketing sales force; and (iv) outside salaried and commissioned sales representatives. Management estimates that sales through its primary distribution channels in fiscal 2003 were as follows: 62.9% to national and regional home improvement retailers and 37.1% to specialty distributors, other specialty retailers and original equipment manufacturers.

The Company maintains an in-house creative services department through which it produces and develops color product catalogs, signage, point of purchase materials and distinctive packaging to enhance sales per square foot at the retail level and to reinforce the Company’s brand images. The Company has developed a direct mail marketing program under which approximately 3,500 product advertising flyers are mailed to customers, usually on a bimonthly basis.

The Company’s marketing and sales representatives, or its manufacturers’ representatives, conduct regular visits to many customers’ individual retail stores. In addition, the Company or its sales representatives provides product knowledge classes for retail store personnel. The Company also evaluates the product mix at its customers’ locations from time to time with a view toward evolving the product mix to increase sales per square foot. When the Company secures a new customer, or introduces new product into existing customer stores, the Company generally resets all displays and assists store personnel in becoming familiar with the Company’s product line.

Competition

The Company believes that competition in the home improvement flooring product market is based primarily on product quality, delivery capabilities, brand name recognition, availability of retail shelf space and price. The Company believes that its competitive strengths are its product quality, its wide range of products, delivery capabilities, brand recognition and strong customer relationships. The

Company faces competition largely on a product-by-product basis from numerous manufacturing and distribution companies. The Company believes that the diversity of its product portfolio, among other things, will allow it to compete effectively with its competitors, although some of such competitors may sell larger quantities of a particular product than the Company.

The Company is aware of a number of competitors, many of which are foreign and may have greater financial, marketing and other resources than the Company. The Company’s foreign sales, including Canada, accounted for approximately 23.4% of total sales during fiscal year 2003. Fiscal 2003 total sales generated by the Company’s Canadian subsidiary were 8.6%, its Holland subsidiary 6.5%, its Australian subsidiaries 6.7%, its South American subsidiaries 0.6% and 1.0% to foreign customers from its domestic subsidiaries. The Company is continuing to penetrate more foreign markets and, as a result, the Company may experience competition from foreign companies, which could adversely affect the Company’s gross margins on its foreign sales.

Certain of the Company’s larger customers have in the past contacted one or more of the Company’s foreign suppliers to discuss purchasing home improvement products directly from these suppliers. Although the Company believes that its diversified product line, brand recognition and customer service will continue to offer benefits not otherwise available to the Company’s customers from foreign manufacturers, the Company could experience competition from one or more foreign manufacturers which now serve as suppliers to the Company. If one or more of the Company’s larger customers were to begin purchasing products previously supplied by the Company directly from foreign manufacturers, the Company’s business would be adversely affected. Increased competition from these manufacturers or others could result in lower sales, price reductions or loss of market share, each of which would have an adverse effect on the Company’s results of operations.

Environmental Matters

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, handling and disposal practices for solid, special and hazardous wastes, and imposing liability for the cost of cleaning up, and certain damages resulting from sites of past spills, disposal or other releases of hazardous substances (together, “Environmental Laws”). Sanctions which may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and clean up costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. The Company’s manufacturing facilities are subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company believes that the cost of compliance with Environmental Laws to date has not been material to the Company. The Company is not currently aware of any situations requiring remedial or other action which would involve a material expense to the Company, or expose the Company to material liability under Environmental Laws. As the operations of the Company involve the storage, handling, discharge and disposal of substances which are subject to regulation under Environmental Laws, there can be no assurance that the Company will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts acquisition of approximately $325,000 and this amount was subsequently increased by $275,000 to $600,000 based on an estimate for the cost of remediation. Through fiscal 2003, the Company has spent approximately $520,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of between $5,000 and $25,000 per year for the next few years.

Roberts Consolidated Industries, Inc. has been named as a defendant in an amended complaint filed in CARGILL, INC. ET AL. V. ABCO CONSTRUCTION ET AL., a lawsuit initially filed in the United States District Court for the Southern District of Ohio Western Division on January 29, 1998. The lawsuit, brought under CERCLA and related state environmental laws, alleges that an entity known as “Roberts Consolidated” and the other defendants disposed of hazardous substances at a site located in Dayton, Ohio. The plaintiffs are seeking monetary damages against the defendants, primarily in an amount equal to their respective equitable share of the cost of the environmental clean up of the site. The Company previously reported that based on preliminary investigations, it believed that the entity identified as “Roberts Consolidated”, named as a defendant in this lawsuit, was neither the same entity nor a predecessor to any affiliates of the Company. In November, 2001, Roberts Consolidated Industries, Inc. was removed as a defendant and an entity identified as Roberts Holding International, Inc. was joined as a defendant in the case. Based on further investigation, the company believes that Roberts Holdings International, Inc., an inactive subsidiary of the Company, may in fact be a successor in interest to “Roberts Consolidated”, but believes that its responsibility for the alleged contamination was assumed by other entities. Roberts Holdings International, Inc. has responded to the Complaint and, based on the information to date, the company believes that it has viable defenses, possible insurance coverage and/or claims against other entities for any damages. The Company has received notice from the United States Environmental Protection Agency (the “EPA”) that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April, 2003 the record owner of certain real property in Vancouver, Washington informed the Company that an entity known as Roberts Consolidated Industry, Inc. owned or operated the facility during which time hazardous substances were disposed of or released at the site and pursuant to Washington State law, it is also liable for remedial action costs at the site. At this time, the Company is not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities.

Intellectual Property

The Company markets its specialty tools and related products under various trademarks owned by the Company or its subsidiaries, including Q.E.P.™, O’TOOL™, ROBERTS™ and QSet™. The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill for products sold under its trademarks, has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. Roberts Consolidated Industries, Inc. has secured domestic and foreign patents relating to certain of its products. Although the patents are important to the operation of Roberts Consolidated Industries, Inc., the Company does not believe that the loss of any one or more of these patents would have a material adverse effect on the Company. These patents are scheduled to expire in the years 2008 and 2013. Roberts Consolidated Industries, Inc. also licenses its name to various foreign distributors and a domestic distributor of tackstrip.

Employees

As of May 8, 2003, the Company had 441 employees, including 91 administrative employees, 82 sales and marketing employees, 114 manufacturing employees and 154 employees responsible for shipping activities. There are 15 part-time employees and 118 of the employees are employed by the Company’s international subsidiaries. The Company has not experienced any work stoppages and none of the Company’s employees are represented by a union. The Company considers its relations with the employees to be good.

Item 2. Properties

The Company currently owns the facility in Bramalea, Ontario, Canada and leases all other facilities located in the United States, Canada, Europe, South America, New Zealand and Australia. All facilities aggregate approximately 683,000 square feet. The following table sets forth certain information concerning the facilities of the Company.

Location	Use	Square Feet	Annualized Cost	Lease Expiration	Renewal Option
Boca Raton, Florida	Executive offices, warehouse; manufacturing	77,000	$520,260	01/31/05	—
Lelystaat, Holland	Administrative; sales; manufacturing	52,544	120,000	10/31/07	—
Marisstaat. Holland	Warehouse	63,259	34,404	01/01/07	—
Plaisir, France	Administrative; warehouse	1,700	12,072	09/30/05	—
Henderson, NV	Administrative; warehouse	111,000	387,021	01/31/08	Y
Mexico, Missouri	Administrative; warehouse; manufacturing	155,000	344,609	06/15/05	Y
Bramalea, Ontario	Administrative; warehouse; manufacturing	51,000	000	owned	—
Mississagua, Ontario	Warehouse	15,000	73,252	Monthly	—
Mississagua, Ontario	Warehouse	20,000	86,890	Monthly	—
Buenos Aires, Argentina	Administrative; warehouse; manufacturing	4,293	4,927	Monthly	—
Auckland, New Zealand	Administrative; warehouse	4,047	14,550	11/30/05	Y
Dandenong, Australia	Manufacturing	26,200	86,794	05/01/05	Y
Hindsmarch, Australia	Administrative; warehouse	7,234	16,143	03/01/05	Y
Santiago, Chile	Administrative; warehouse; manufacturing	1,674	4,400	05/01/05	Y
Little Falls, NJ	Administrative; warehouse; manufacturing	17,653	98,982	07/01/05	Y
Calhoun, GA	Administrative; warehouse; manufacturing	25,000	66,547	03/07/05	—
Ft. Pierce, FL	Administrative; warehouse; manufacturing	18,000	77,668	06/30/05	—
Wetherill Park, Australia	Administrative; warehouse; sales office	23,000	110,068	06/06/07	—
Newcastle, Australia	Sales office	3,000	16,010	07/22/04	—
Coffs Harbour, Australia	Sales office	1,076	3,085	Monthly	—
Brookvale, Australia	Sales office	645	3,644	10/31/03	—
Tamworth, Australia	Sales office	900	3,772	10/01/05	—
Wagga Wagga, Australia	Sales office	1,259	3,810	09/01/03	—
Gosford, Australia	Sales office	1,647	8,072	09/30/05	—
Wollongong, Australia	Sales office	1,022	10,117	Monthly	—

The Company believes that its existing facilities are adequate to meet its current needs and that additional facilities can be leased to meet future needs. Further, it is expected that all leases necessary for the continuing operations of the Company expiring in fiscal 2004, will be renewed.

Item 3. Legal Proceedings

The Company is involved in litigation from time to time in the course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

Roberts Consolidated Industries, Inc. has been named as a defendant in an amended complaint filed in CARGILL, INC. ET AL. V. ABCO CONSTRUCTION ET AL., a lawsuit initially filed in the United States District Court for the Southern District of Ohio Western Division on January 29, 1998. The lawsuit, brought under CERCLA and related state environmental laws, alleges that an entity known as “Roberts Consolidated” and the other defendants disposed of hazardous substances at a site located in Dayton, Ohio. The plaintiffs are seeking monetary damages against the defendants, primarily in an amount equal to their respective equitable share of the cost of the environmental clean up of the site. The Company previously reported that based on preliminary investigations, it believed that the entity identified as “Roberts Consolidated”, named as a defendant in this lawsuit, was neither the same entity nor a predecessor to any affiliates of the Company. In November, 2001, Roberts Consolidated Industries,

Inc. was removed as a defendant and an entity identified as Roberts Holding International, Inc. was joined as a defendant in the case. Based on further investigation, the company believes that Roberts Holdings International, Inc., an inactive subsidiary of the Company, may in fact be a successor in interest to “Roberts Consolidated”, but believes that its responsibility for the alleged contamination was assumed by other entities. Roberts Holdings International, Inc. has responded to the Complaint and, based on the information to date, the company believes that it has viable defenses, possible insurance coverage and/or claims against other entities for any damages.

The Company has received notice from the EPA that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April, 2003, the record owner of certain real property in Vancouver, Washington informed the Company that an entity known as Roberts Consolidated Industry, Inc. owned or operated the facility during which time hazardous substances were disposed of or released at the site and pursuant to Washington law, it is also liable for remedial action costs at the site. At this time, the Company is not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities.

In June 2001, the Debtor in Possession for Hechinger Investment Company of Delaware, Inc. filed a complaint in the United States Bankruptcy Court to avoid and recover preferential transfers of property under the United States Bankruptcy Code. In February 2003, this matter was settled for $25,000 paid by the Company to the Hechinger Liquidation and the Company has no further liability in regard to this matter.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Price and Dividend Information

The Company’s Common Stock is traded on the Nasdaq National Market System. The following table sets forth the high and low sales price per share for the Common Stock for each quarter during fiscal year 2003 and 2002, as reported on the Nasdaq National Market System.

	Fiscal Year Ended February 28,
	2003		2002
	High	Low	High	Low
First Quarter	$4.600	$4.110	$5.170	$3.000
Second Quarter	$4.520	$4.010	$5.000	$3.520
Third Quarter	$4.740	$4.050	$4.320	$3.400
Fourth Quarter	$6.500	$3.640	$5.080	$3.510

On May 15, 2003, the closing price of the Common Stock on the Nasdaq National Market System was $8.25 per share. As of that date, there were 27 holders of record of the Common Stock and approximately 803 beneficial owners of the Common Stock.

The Company has not paid cash dividends on its common stock and does not intend for the foreseeable future to declare or pay any cash dividends on this stock; rather it intends to retain earnings, if any, for the future operation and expansion of the Company’s business. Any determination to declare or pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s future earnings, results of operations, financial condition, capital requirements, considerations imposed by applicable law and other factors deemed relevant by the board of directors. The Company’s credit facility also prohibits the payment of dividends on its Common Stock without the consent of the lenders.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below as of and for the years ended February 28 or 29, 1999, 2000, 2001, 2002 and 2003 have been derived from the audited consolidated financial statements of the Company. The audited consolidated statements of income for the years ended Feb-ruary 28 or 29, 1999 and 2000 and the audited consolidated balance sheets as of February 28 or 29, 1999 through 2001 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this report) and the audited consolidated financial statements and related notes thereto included elsewhere herein. Earnings per share amounts in fiscal 1999 and 2000 have been adjusted to reflect the five for four stock split discussed in Note E to the financial statements included elsewhere herein.

	Fiscal Year Ended February 28 or 29,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
OPERATING DATA:

Net Sales	$129,281	$109,675	$113,003	$113,571	$98,000
Cost of goods sold	84,883	72,603	76,940	79,037	68,549

Gross profit	44,398	37,072	36,063	34,534	29,451
Shipping	11,950	9,589	9,801	8,987	7,592
General and administrative	10,980	9,740	9,650	9,380	8,091
Selling and marketing	13,762	11,895	11,616	9,494	8,253
Restructuring charge	—	—	637	—	—
Other expense (income), net	532	(217)	(92)	—	—

Operating income	7,174	6,065	4,451	6,673	5,515
Interest expense, net	1,876	2,557	2,131	1,700	1,625

Income before provision for income taxes, cumulative effect of change in accounting principle and extraordinary item	5,298	3,508	2,320	4,973	3,890
Provision for income taxes	2,243	1,405	887	1,951	1,466

Net income before cumulative effect of change in accounting principle and extraordinary item	3,055	2,103	1,433	3,022	2,424
Cumulative effect of change in accounting principle	3,048	—	—	—	—

Net income before extraordinary item	7	2,103	1,433	3,022	2,424
Extraordinary item, gain on early extinguishment of debt	—	—	—	181	—

Net income	$7	$2,103	$1,433	$3,203	$2,424

Basic and diluted net income per common share before cumulative effect of change in accounting principal and extraordinary item	$.90	$.62	$.42	$.90	$.72
Cumulative effect of change in accounting principle	(.89)	—	—	—	—
Extraordinary item	—	—	—	.05	—

Basic and diluted earnings per share	$.01	$.62	$.42	$.95	$.72

Weighted average number of shares of common stock outstanding	3,394	3,390	3,369	3,365	3,363

	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Working capital	$11,810	$9,710	$9,788	$13,511	$15,021
Total assets	72,525	62,371	64,036	57,715	48,251
Long term obligations	9,520	9,143	11,241	11,588	12,543
Total liabilities	49,410	39,321	41,923	36,532	30,353
Shareholders’ equity	23,115	23,050	22,113	21,183	17,898

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market. The Company markets over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet and wood flooring. The Company’s products are sold through home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. Dollar figures set forth below are rounded to the nearest thousand.

Accounting Policies and Estimates

The Securities and Exchange Commission (“SEC”) recently issued disclosure guidance for critical accounting policies. The SEC defines “critical accounting policies” as those that require complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The notes to the financial statements include a summary of significant accounting policies used in the preparation of the consolidated financial statements (see Note B).

The Company believes the following critical accounting policies affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

The Company recognizes sales when the merchandise is shipped and title has passed to the customer, the selling price is fixed and determinable and collectibility of the sales price is reasonably assured. The Company provides for estimated costs of future anticipated product returns, based on historical experience, when the related revenues are recognized. The Company records estimated reductions to revenue for customer programs including volume-based incentives.

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

Accounts Receivable

The Company’s accounts receivable are principally due from home centers or flooring accessory distributors. Credit is extended based on an evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are due at various times based on each customer’s credit worthiness and selling arrangement. The outstanding balances are stated net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s previous loss history, the customer’s ability to pay its obligations and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Income Taxes

The Company is required to estimate income tax in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with accessing temporary differences resulting from the different treatment of items for book and tax purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s Consolidated Balance Sheet. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts each year-end. The Company must then consider the likelihood that the deferred tax asset will be recoverable from future taxable income and to the extent that the Company believes that recoverability is not likely, the Company establishes a valuation allowance.

Results of Operations

Fiscal 2003 as compared to Fiscal 2002

Net sales for the twelve months ended February 28, 2003 (“fiscal 2003”, or the “fiscal 2003 period”) were $129,281,000 compared to $109,675,000 for the twelve months ended February 28, 2002 (“fiscal 2002”, or the “fiscal 2002 period”), an increase of $19,606,000 or 17.9%. Selling prices remained relatively stable during the period. Sales increased primarily as a result of an increase in the Company’s home center customer base volume resulting from new product introduction into existing stores and an increase in the number of stores operated by these customers. Additionally, the Australian distributor, acquired in fiscal 2003, accounted for approximately $3.6 million of the increase.

Gross profit for fiscal 2003 was $44,399,000 compared to $37,072,000 for fiscal 2002, an increase of $7,327,000 or 19.8%. As a percentage of net sales, gross profit increased to 34.3% in fiscal 2003 from 33.8% in fiscal 2002 primarily due to a change in product mix towards higher margin products, a reduction of certain raw material costs and an increase in gross margin at the Company’s European subsidiary.

Shipping expenses for the fiscal 2003 period were $11,950,000 compared to $9,589,000 for the fiscal 2002 period, an increase of $2,361,000 or 24.6%. As a percentage of net sales, these expenses increased to 9.2% in the fiscal 2003 period from 8.7% in the fiscal 2002 period primarily as a result of a decrease in the Company’s average order size and an increase in freight rates charged by common carriers. The actual increase was substantially the result of the increased sales volume. Further, the newly acquired Australian distributor accounted for approximately $343,000 of the increase.

General and administrative expenses for the fiscal 2003 period were $10,980,000 compared to $9,741,000 for the fiscal 2002 period, an increase of $1,239,000 or 12.7%. As a percentage of net sales, these expenses decreased to 8.5% in the fiscal 2003 period from 8.9% in the fiscal 2002 period. This decrease was primarily due to the absorption of certain fixed costs over a higher sales volume and the elimination of approximately $471,000 of goodwill expense in accordance with SFAS No. 142. The actual increase was primarily the result of an increase in personnel costs, costs associated with the Company’s internet presence operations and approximately $226,000 resulting from the recently acquired Australian distributor.

Selling and marketing costs for the fiscal 2003 period increased to $13,762,000 from $11,895,000 in the fiscal 2002 period, an increase of $1,867,000 or 15.7%. As a percentage of net sales, these expenses decreased slightly to 10.6% in the fiscal 2003 period from 10.8% in the fiscal 2002 period principally as a result of certain fixed costs being absorbed over a higher sales volume. The actual increase is primarily the result of increased marketing allowances and commissions paid resulting from the increase in volume to the Company’s home center customer base. Additionally, approximately $299,000 is the result of the Australian distributorship acquisition.

Other expense for the fiscal 2003 period includes, among other things, approximately $600,000 resulting from a change to the value of the warrant put liability. Other income in the fiscal 2002 period was primarily the result of a settlement agreement favorable to the Company.

Interest income for the fiscal 2003 period was approximately $1,000 compared to $10,000 in the fiscal 2002 period. Interest expense for the fiscal 2003 period was approximately $1,877,000 compared to approximately $2,567,000 in the fiscal 2002 period. Interest expense decreased primarily as a result of the decrease in the borrowing rate applied to the Company’s indebtedness and the expiration of the unfavorable interest rate swap agreement in existence in the fiscal 2002 period.

Provision for income taxes was $2,243,000 in fiscal 2003 compared to $1,405,000 in the fiscal 2002 period, an increase of $838,000 or 59.6%. The increase is the result of the increase in the Company’s taxable income and an additional provision for certain foreign taxes. The effective tax rate was approximately 42.3% in the fiscal 2003 period compared to 40.0% in the fiscal 2002 period. The estimated tax rate is based upon the most recent effective tax rates available and is higher in the fiscal 2003 period primarily as a result of the Company not recognizing an income tax benefit related to its European subsidiary’s loss and the aforementioned warrant put liability charge.

In August 2002, the Company completed the valuation of its goodwill in accordance with the provisions of SFAS No. 142. The result of this valuation was an impairment loss to goodwill at the Company’s European and Latin American subsidiaries. This impairment loss, amounting to approximately $3,048,000, was recorded as a cumulative effect of a change in accounting principal and was effected as of March 1, 2002.

Net income for the fiscal 2003 period, exclusive of the cumulative effect of a change in accounting principal, increased to $3,055,000 compared to $2,103,000 in the fiscal 2002 period, an increase of $952,000 or 45.3%. Net income, exclusive of the cumulative effect of a change in accounting principal, as a percentage of sales increased to 2.4% in the fiscal 2003 period compared to 1.9% in the fiscal 2002 period reflecting a higher gross profit margin on a substantial increase in sales volume offset by related higher operating costs. The Company’s net profit for fiscal 2003 was approximately $7,000 after the cumulative effect of a change in accounting principle.

Results of Operations

Fiscal 2002 as compared to Fiscal 2001

Net sales for the twelve months ended February 28, 2002 (“fiscal 2002”, or the “fiscal 2002 period”) were $109,674,000 compared to $113,003,000 for the twelve months ended February 28, 2001 (“fiscal 2001”, or the “fiscal 2001 period”), a decrease of $3,329,000 or 3.0%. Selling prices remained relatively stable during the period. Net sales for the fiscal 2002 year were negatively impacted by the licensing of the Company’s domestic distributor tack strip business, which had sales of approximately $2,957,000 in the prior year. The Company also experienced a decline in its domestic distribution and international business. These negative impacts were partially offset by sales to home center customers which increased primarily as a result of new store openings and new product introduction into existing stores.

Gross profit for fiscal 2002 was $37,072,000 compared to $36,063,000 for fiscal 2001, an increase of $1,009,000 or 2.8%. As a percentage of net sales, gross profit increased to 33.8% in fiscal 2002 from 31.9% in fiscal 2001 primarily due to a change in product mix towards higher margin products, a reduction of certain raw material costs and the discontinuance of the sale to domestic distributors of the low margin tack strip product.

Shipping expenses for the fiscal 2002 period were $9,589,000 compared to $9,801,000 for the fiscal 2001 period, a decrease of $212,000 or 2.2%. As a percentage of net sales, these expenses remained flat at 8.7% of sales in the fiscal 2002 and fiscal 2001 periods primarily as a result of certain fixed costs being absorbed by a smaller sales volume as a result of the licensing of the domestic distributor tack strip business. The actual increase was substantially attributable to the increased sales volume to the Company’s home center customer base and an absorption of a higher percentage of freight costs by the Company to its domestic distributors resulting from the licensing of the tack strip business.

General and administrative expenses for the fiscal 2002 period were $9,741,000 compared to $9,650,000 for the fiscal 2001 period, an increase of $91,000 or 0.9%. As a percentage of net sales, these expenses increased slightly to 8.9% in the fiscal 2002 period from 8.5% in the fiscal 2001 period. This increase was primarily due to the absorption of certain fixed costs over a reduced sales volume. The actual increase was primarily the result of goodwill amortization resulting from companies acquired in fiscal 2001, offset by a reduction of expenses at the Company’s domestic divisions.

Selling and marketing costs for the fiscal 2002 period increased to $11,895,000 from $11,616,000 in the fiscal 2001 period, an increase of $279,000 or 2.4%. As a percentage of net sales, these expenses increased to 10.8% in the fiscal 2002 period from 10.3% in the fiscal 2001 period principally as a result of the reduced sales volume attributable to the licensing of the domestic distributor tack strip business and an increase in commission rates paid to the Company’s sales force. The increase in the actual amount of these expenses is attributable to the increase in commissions and higher marketing allowances paid to home center customers resulting principally from the increased sales volume to these customers.

During the third quarter of the fiscal 2001 period, the Company finalized its plan to close its California facility and relocate to Nevada. Additionally, the Company initiated a downsizing of its Holland subsidiary to reduce costs. In connection with these decisions, the Company recorded a restructuring charge of approximately $637,000 in the fiscal 2001 period.

Interest income for the fiscal 2002 period was approximately $10,000 compared to $175,000 in fiscal 2001 as a result of lower interest rates and the repayment of notes receivable during fiscal 2001. Interest expense for the fiscal 2002 period was approximately $2,567,000 compared to approximately $2,307,000 in fiscal 2001. Interest expense increased primarily as a result of the increase in short-term borrowings to fund working capital and as a result of the unfavorable interest rate swap agreements that were in place during fiscal 2002.

Provision for income taxes was $1,405,000 in fiscal 2002 compared to $887,000 in fiscal 2001, an increase of $518,000 or 58.3%. The increase is the result of the increase in the Company’s taxable income and an additional provision for certain foreign taxes. The effective tax rate was approximately 40.0% in the fiscal 2002 period compared to 38.2% in the fiscal 2001 period. The estimated tax rate is based upon the most recent effective tax rates available.

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

Liquidity and Capital Resources

Working capital increased to approximately $11,810,000 at February 28, 2003 from approximately $9,710,000 at February 28, 2002, an increase of $2,100,000 primarily as a result of an increase in the Company’s income from operations, the refinancing of the Company’s debt in November 2002 and May 2003, as further described elsewhere herein, and an approximate increase of $1,661,000 resulting from the acquisition, in fiscal 2003, of the Australian distributor. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents in its balance sheet.

Net cash used in operating activities during the fiscal 2003 period was approximately $1,003,000 compared to cash provided of approximately $2,614,000 for the comparable fiscal 2002 period. The decrease in cash from operating activities was primarily the result of an increase in income from operations as adjusted for non-cash charges for depreciation, amortization and the put liability charge offset by significant increases in accounts receivable and inventory as a result of the growth of the home center business. In addition, the Company’s inventory level was adversely affected by the work stoppage at certain west coast shipping ports in the United States of America. This resulted in additional inventory being ordered and routed to other destinations within the United States of America. This inventory was on hand when the work stoppage ended and originally ordered inventory was released and received by the Company. Net cash used in investing activities was approximately $1,753,000 in the fiscal 2003 period compared to approximately $577,000 for the comparable fiscal 2002 period. The fiscal 2003 amount was attributable to capital expenditures of approximately $1,258,000 and approximately $495,000 of funds expended for an acquisition whereas the fiscal 2002 amount was the result of capital expenditures of approximately $577,000.

Net cash provided by financing activities was approximately $2,906,000 in the fiscal 2003 period as compared to cash used in financing activities of approximately $1,573,000 in the fiscal 2002 period. The fiscal 2003 amount is substantially the result of an increase in short term financing to fund working capital needs. The fiscal 2002 amount was primarily the result of an increase in short term bank debt associated with certain acquisitions and collections on notes receivable offset by the repayment of long term and acquisition debt.

In November 2002 the Company entered into an amended and restated loan agreement with its existing lender. Under the terms of the agreement the Company obtained a $4 million dollar term loan, which was used to refinance its existing two term loans with this lender and provide additional working capital. Under the terms of the new loan, which will mature in 2007, the Company will pay $400,000 per quarter during the first year of the loan and $200,000 per quarter thereafter. The agreement, which now includes another financial institution as a participant, also increased the Company’s borrowing capacity under a revolving loan facility to $23 million dollars under the same formula for eligible accounts receivable and inventory that currently exists for the Company. The term loan and the revolver have an interest rate that ranges from LIBOR plus 1.50% to LIBOR plus 2.25% and are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At February 28, 2003, the rate was LIBOR (1.34% at February 28, 2003) plus 1.5% and the Company had approximately $2,107,000 available for future borrowings under its facility net of approximately $397,000 in outstanding letters of credit.

Prior to this agreement the Company’s revolver provided borrowings for up to $20 million dollars. Interest on this revolver and one of its term loans ranged from LIBOR plus 1.75% to LIBOR plus 2.50%. The Company also had a second term note, which it obtained in April 2001, at an interest rate of LIBOR plus 2.75%. Both of these term notes were repaid as a result of the November 2002 refinancing.

The lending institutions have also agreed to refinance the Company’s mortgage loan in Canada and to finance the Company’s expansion of this facility. The mortgage refinancing will be for 80% of the as-built appraisal, is expected to be approximately $1.4 million, will amortize over a 15-year period, will mature in October 2007 and will bear an interest rate of LIBOR plus 2.00%. The Company has not closed on the mortgage loan as of May 26, 2003.

Finally, under the terms of the agreement, the lending institutions will also provide the Company approximately $4.5 million in a second term financing to refinance its existing subordinated debt facility. This financing became available to the Company in May of 2003. Accordingly, on May 12, 2003, the Company exercised this facility and repaid the then existing subordinated debt together with a prepayment premium of 6% and all accrued interest. This facility requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to a maximum of $3,000,000 of this loan, provided however, that the guarantor’s potential liability under the guaranty decreases in an amount equal to each payment made by the Company. In connection with the guaranty, the Company’s audit committee approved an agreement whereby it granted the Chairman 50,000 shares of stock and agreed to indemnify him to the extent of all payments made by the Chairman to the lenders pursuant to the guaranty. The Company’s balance sheet at February 28, 2003, and related debt disclosures contained elsewhere herein, have been changed to reflect the terms of this new note.

The Company’s Chilean subsidiary has a revolving credit facility with a financial institution which permits borrowings of up to $50,000 with interest at 18% per year. The facility is secured by a standby letter of credit given by the Company. This facility expires on November 30, 2003 and, at February 28, 2003, the Chilean subsidiary had approximately $41,000 of the facility available for future borrowings.

The Company’s Australian subsidiary has a foreign payment facility which allows it to borrow against a certain percentage of inventory and receivables. At February 28, 2003 the maximum permitted borrowing was approximately $605,000, of which approximately $125,000 was not utilized.

In connection with an acquisition in July 2002, the Company’s Australian subsidiary entered into a new loan facility with an Australian financial institution to provide financing of up to AUD$ 2,500,000 (approximately US $1,300,000). This facility includes a term facility and a short-term foreign and domestic facility that will be used to provide the capital necessary for acquisitions and general working capital purposes. The term facility expires in June 2005 and requires quarterly payments of AUD $25,000 (approximately US $15,000) and a final balloon payment. In July 2002, approximately AUD $1,298,000 (approximately US $715,000) of this facility was used to provide financing for the acquisition of an Australian distributor and, in addition, the Company issued a note to the related seller in the approximate amount of AUD $1,445,000 (approximately US $795,500). This note requires monthly payments in the amount of approximately $16,200 through December 2006 with interest at 6.5%.

On April 5, 2001 the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bore an interest rate of 15% per annum and originally was scheduled to mature on April 5, 2007. Equal quarterly payments of $562,500 were required beginning on July 1, 2005. The agreement also provided for an additional 3% interest if the Company did not meet certain financial covenants. The Company repaid the existing debt under this subordinated credit facility on May 12, 2003, as previously discussed. The Company also issued to the lender 325,000 10-year warrants (the “Put Warrants”) which have an exercise price of $3.63 per share, and which remain outstanding. These warrants can be put to the Company on and after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may call these warrants on and after April 5, 2007 based on the same criteria. The Company has recorded a liability for the Put Warrants based on an independent appraisal. The Company reviews the value of the Put Warrants on a quarterly basis. The value is based on the greater of the fair value or a calculated value as defined in the warrant agreement. Any change to the fair value of the Put Warrants is being recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The original discount of the subordinated credit facility was being amortized over the life of the debt; however, due to the payment of the debt as discussed above, the remaining unamortized discount was expensed in May 2003.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three unsecured notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company’s prevailing borrowing rate. In October 2002, the Company paid $50,000 and amended the agreement to provide for payments of $125,000 each on October 10, 2003 and 2004. Interest on the extended payments is payable quarterly at 7%. The amount outstanding on this note as of February 28, 2003 was $250,000. The second note, in the principal amount of $825,000, is payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance was paid over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 is due in December, 2003. The amount outstanding on this note as of February 28, 2003 was $200,000. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of February 28, 2003 was $800,000.

In October 2000, the Company entered into an agreement to purchase its Bramalea, Ontario, Canada facility for approximately $988,000. In connection with this purchase, the Company paid approximately $318,000 in cash and obtained a loan for the balance from a Canadian lending institution of approximately $670,000 payable over ten years at an interest rate to be set annually (6.25% as of February 28, 2003). At February 28, 2003, the outstanding balance of this loan was approximately $530,000 and required payments are approximately $5,800 per month.

The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company’s working capital needs, including the growth in inventory and accounts receivable balances, and will be adequate to finance anticipated capital expenditures and debt obligations for the next twelve months. There can be no assurance, however, that the assumptions upon which the Company bases its future working capital and capital expenditure requirements and the assumptions upon which it bases that funds will be available to satisfy such requirements will prove to be correct. If these assumptions are not correct, the Company may be required to raise additional capital through loans or the issuance of debt securities that would require the consent of the Company’s current lender, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. Moreover, additional capital may be unavailable to the Company on acceptable terms, or may not be available at all.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. The liability should be recorded at its fair value, with a corresponding asset that should be depreciated over the remaining useful life of the long-lived asset to which the liability relates. Period expenses will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The Company is currently assessing and quantifying the asset retirement obligations associated with its long-lived assets but does not believe it will have a material effect on its financial statement.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities the Company initiates after that date.

Accounting for Debt Extinguishments

In April 2002, the FASB issued SFAS 145, Rescission of SFAS Statements 4, 44, and 64, Amendment of SFAS Statement 13, and Technical Corrections (SFAS 145). Among other provisions, SFAS 145 rescinds SFAS Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 is effective for fiscal years beginning after May 15, 2002 and will impact any activities the Company initiates after that date.

Stock-Based Employee Compensation

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure: an amendment of SFAS 123, to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

Accounting for Guarantees

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis. As of February 28, 2003, the Company has issued a letter of credit guaranteeing a line of credit facility for its Chilean subsidiary in the amount of $50,000.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At February 28, 2003 the Company currently is not a party to transactions contemplated under FIN 46.

Revenue Recognition

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. At February 28, 2003, the Company is not a party to transactions contemplated by EITF 00-21.

Consideration Received from a Vendor

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, “Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. At February 28, 2003, the Company is not a party to transactions contemplated by EITF 02-16.

Derivative Instruments

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other exiting pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on its results of operations or financial position.

Financial Instruments

On May 15, 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 affects the issuer’s accounting for three types of freestanding financial instruments.

•	Mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.

•	Instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts.

•	Obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS 150; however, it believes that it is currently substantially in compliance with the requirements of SFAS 150.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present the

Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”; or “estimate” and other words of similar meaning. In particular, such statements include statements relating to the adequacy of the Company’s liquidity sources to meet the Company’s working capital needs and anticipated expenditures; the Company’s ability to increase the amount of sales of its products, and the ability of the Company to continue its strong performance and that of its products and to increase stockholder returns. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures which could prove to be different than expected, the Company’s dependence upon a limited number of customers for a substantial portion of its sales, and the continued success of initiatives with the Home Depot and Lowe’s, the success of the Company’s marketing and sales efforts, improvements in productivity and cost reductions, including inventory reductions, the absence of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition, the Company’s ability to maintain and improve its brands, the Company’s reliance upon two major foreign suppliers, the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company’s products among existing and potential new customers, the Company’s dependence upon the efforts of Lewis Gould, the Company’s Chief Executive Officer and certain key personnel, the Company’s ability to successfully integrate new management personnel into the Company, the Company’s ability to accurately predict the number and type of employees required to conduct its European and South American operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers, the Company’s belief that there will be no future adverse effect on the fair value of the Company’s assets in accordance with the provisions of SFAS 142 and other risks and uncertainties described elsewhere herein. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedged the Company’s exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap was to convert the Company’s floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had a similar arrangement with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company’s exposure to the uncertainty of floating interest rates. The differential paid or received by the Company on the interest rate swap agreement was recognized as an adjustment to interest expense in the period incurred. For the year ended February 28, 2002, the Company increased interest expense by approximately $162,000 as a result of the interest rate swap agreements that were in place during that period. The interest rate swap agreement expired in December 2001 and was not renewed.

The Company averaged approximately $22,364,000 of variable rate debt during fiscal 2003. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $50,000.

The Company issued 325,000 warrants associated with certain of its previously existing subordinated debt. These warrants contain put and call provisions as defined in the agreement. If the price of the warrant changes by $0.10, the effect on the Company would be an adjustment to earnings of $32,500.

In February 2003, the Company purchased, for $125,000, a three year 4% LIBOR CAP on $10 million of the Company’s floating rate debt.

Item 8. Financial Statements and Supplementary Financial Data

The response to this item is submitted on pages F1 – F28 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 12, 2003.

Item 11. Executive Compensation

Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 12, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 12, 2003.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 12, 2003.

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of that evaluation, in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

1. and 2. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

3. For Exhibits see Item 14 (c), below. Exhibit Nos. 10.1.1, 10.1.2, and 10.1.3 consist of management contracts or compensatory plans or arrangements required to be filed as exhibits to this report.

(b)	Reports on Form 8-K

A Form 8-K was filed on April 23, 2003 announcing the issuance of a press release setting forth the Company’s earnings and condensed balance sheet for the fiscal fourth quarter and year ended February 28, 2003.

(c)	List of Exhibits:

Exhibit No.	Description

2.1	Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation(1)

2.1.1	Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc.(4)

3.1.1	Certificate of Incorporation of the Company(1)

3.1.2	Bylaws of the Company(2)

3.3	Form of Indemnification Agreement executed by Officers and Directors of the Company(1)

4.1	Form of specimen certificate for Common Stock of the Company(1)

4.1.1	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering(1)

9	Voting Trust Agreement, dated August 3, 1996, by and between Lewis Gould and Susan J. Gould(1)

10.1.1	Employment Agreement, dated August 3, 1996, by and between Lewis Gould and the Company(1)

10.1.2	Q.E.P. Co., Inc. Omnibus Stock Plan of 1996(2)

10.1.3	Employment Agreement dated May 1, 2002 by and between Lewis Gould and the Company.(9)

10.2.6

Lease Agreement, dated September 17, 1996, by and among the Company and Lawrence Z. Crockett, as Trustee of the Lawrence Z. Crockett Trust dated March 31, 1994 and Marilyn M. Crockett, as Trustee of the Marilyn M. Crockett Trust dated March 31, 1994, including amendment thereto dated January 22, 1997(2)

10.2.7.1.1	Industrial Lease, dated August 1, 1996, by and between JMB/Pennsylvania Advisors—IV, L.P., and the Company(2)

10.3.1.1.1

Revolving Loan and Security Agreement and Assignment of Leases, dated October 13, 1995, by and between Shawmut Bank Connecticut, N.A., a national banking association, and the Company, including Promissory Note dated October 13, 1995, Limited Guaranty of Lewis Gould dated October 13, 1995, and form of Guaranty executed by the Company’s subsidiaries(1)

10.3.2

First Amendatory Agreement to Revolving Loan and Security Agreement, dated as of July 25, 1997, by and among Q.E.P. Co., Inc. and its subsidiaries and Fleet National Bank (f/k/a Shawmut Bank Connecticut, N.A.), including Amended and Restated Revolving promissory Note dated July 25, 1997 and Release of Limited Guaranty of Lewis Gould, dated July 25, 1997.(3)

10.3.3

Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O’Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997.(5)

10.3.3A

First Amendatory Agreement to the Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O’Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997.(7)

10.3.4	Stock Purchase Agreement effective January 1, 1998 between Q.E.P. Holding B.V. and Roberts Beheer B.V.(6)

10.3.5	Purchase and Sale Agreement effective as of December 31, 1997 between Roberts Beheer B.V., Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc.(6)

10.3.6

Subordinated Loan and Security Agreement, dated April 5, 2001, by and between The HillStreet Fund, L.P. and the Company, including Subordinated Term Promissory Note dated April 5, 2001, Warrant Agreement dated April 5, 2001, and Warrant dated April 5, 2001.(8)

10.3.7.

Fourth Agreement of Amendment, dated April 5, 2001, by and between Fleet Capital Corporation and the Company, including 2001 Term Note dated April 5, 2001, Guaranty of Lewis Gould dated April 5, 2001, Amended Trademark Collateral Security Agreement.(8)

10.3.8	Second Amended and Restated Loan Agreement dated November 14, 2002, by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent.(10)

10.3.9	Form of Term Note, Domestic Advances Note, Foreign Advances Note and B.V. Note executed in connect with Second Amended and Restated Loan Agreement dated November 14, 2002.(11)

10.3.10	Guaranty Agreement among Lewis Gould, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent, dated May 12, 2003.

10.3.11	Agreement by the Company and Lewis Gould, dated May 12, 2003.

10.3.12

First Amended Agreement to Second Amended and Restated Loan Agreement dated May 9, 2003, by and among the Company, its Subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent.

21	Subsidiaries of the Company(8)

99.1	Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000)(4)

99.2

Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70), and IBJ Schroeder as Escrow Agent ($500,000).(4)

99.3	Escrow Agreement dated October 21, 1997 among the Company, RCI Holdings, Inc., and IBJ Schroeder.(4)

99.4

Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)

99.5	Certification by Marc Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)

(1)	Incorporated by reference to Exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477).
(2)	Incorporated by reference to Exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 28, 1997.
(3)	Incorporated by reference to Exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q filed on October 14, 1997.
(4)	Incorporated by reference to Exhibit of the same number filed with the Company’s Report on Form 8-K filed on November 3, 1997 (except that Exhibit 2.1.1 above was numbered 2.1 in the Form 8-K).
(5)	Incorporated by reference to Exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q filed on January 14, 1998.
(6)	Incorporated herein by reference to Exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 28, 1998.
(7)	Incorporated herein by reference to Exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 27, 2000.
(8)	Incorporated herein by reference to Exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 28, 2001.
(9)	Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed January 13, 2003.
(10)	Incorporated herein by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed January 13, 2003.
(11)	Incorporated herein by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed January 13, 2003.
(12)	This exhibit shall be treated as accompanying this Annual Report on Form 10-K and shall not be deemed as filed as part of the Report.
(d)	The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, Florida, State of Florida, on May 26, 2003.

Q.E.P. CO., INC.

By:	/s/ Lewis Gould
Lewis Gould Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lewis Gould Lewis Gould	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2003

/s/ Marc Applebaum Marc Applebaum	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2003

/s/ Robert Feuerzeig Robert Feuerzeig	Director	May 26, 2003

/s/ Emil Vogel Emil Vogel	Director	May 26, 2003

/s/ Christian Nast Christian Nast	Director	May 26, 2003

/s/ Leonard Gould Leonard Gould	Director	May 26, 2003

/s/ Ernst Ohnell Ernst Ohnell	Director	May 26, 2003

/s/ Geary Cotton Geary Cotton	Director	May 26, 2003

CERTIFICATIONS

I, Lewis Gould, Chairman of the Board of Directors and Chief Executive Officer of Q.E.P. Co., Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Q.E.P. Co., Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 26, 2003

/s/ Lewis Gould
Chairman, Chief Executive Officer and Director

I, Marc P. Applebaum, Senior Vice President and Chief Financial Officer of Q.E.P. Co., Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Q.E.P. Co., Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 26, 2003

/s/ Marc P. Applebaum
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED

PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

Q.E.P. Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Q.E.P. Co., Inc. (a Delaware corporation) and Subsidiaries as of February 28, 2003 and February 28, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q.E.P. Co., Inc. and Subsidiaries as of February 28, 2003 and February 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note I to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on March 1, 2002.

We have also audited Schedule II of Q.E.P. Co., Inc. and Subsidiaries for each of the three years in the period ended February 28, 2003. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information therein.

Grant Thornton LLP

Miami, Florida

April 15, 2003 (Except for Note J, as to which the date is May 12, 2003.)

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	February 28, 2003	February 28, 2002
CURRENT ASSETS
Cash and cash equivalents	$304,453	$435,320
Accounts receivable, less allowance for doubtful accounts of approximately $354,000 and $422,000 as of February 28, 2003 and February 28, 2002, respectively.	20,542,982	17,267,501
Notes receivable	5,300	21,845
Inventories	28,386,525	19,878,478
Prepaid expenses	1,861,999	1,798,773
Deferred income taxes	598,876	485,770

Total current assets	51,700,135	39,887,687

Property and equipment, net	6,443,379	6,300,022
Deferred income taxes	1,216,913	1,232,031
Intangible assets, net	12,350,911	14,709,988
Notes receivable	21,733	28,586
Other assets	792,287	212,205

Total assets	$72,525,358	$62,370,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit	$20,339,721	$16,763,214
Current maturities of long term debt	2,818,148	2,053,179
Acquisition notes payable	839,326	767,500
Accounts payable	12,499,204	8,208,136
Accrued liabilities	3,393,251	2,385,755

Total current liabilities	39,889,650	30,177,784
Notes payable	6,582,680	3,118,629
Acquisition notes payable	1,171,795	1,000,000
Subordinated long term debt	—	3,944,792
Deferred income taxes	590,638	504,740
Warrant put liability	1,175,300	575,000

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at February 28, 2003 and February 28, 2002	336,660	336,660
Common stock; 20,000,000 shares authorized, $.001 par value; 3,381,190 shares issued and outstanding at February 28, 2003 and February 28, 2002	3,381	3,381
Additional paid-in capital	9,068,703	9,068,703
Retained earnings	15,838,522	15,842,783
Cost of stock held in treasury	(436,170)	(390,642)
Accumulated other comprehensive income	(1,695,801)	(1,811,311)

	23,115,295	23,049,574

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$72,525,358	$62,370,519

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended
	February 28, 2003	February 28, 2002	February 28, 2001
Net sales	$129,281,184	$109,674,723	$113,003,087
Cost of goods sold	84,882,533	72,602,550	76,939,755

Gross profit	44,398,651	37,072,173	36,063,332

Costs and expenses:
Shipping	11,950,419	9,588,832	9,801,247
General and administrative	10,980,175	9,740,543	9,650,354
Selling and marketing	13,761,824	11,894,600	11,616,403
Restructuring charge	—	—	637,462
Other expense (income), net	531,537	(217,133)	(93,527)

	37,223,955	31,006,842	31,611,939

Operating income	7,174,696	6,065,331	4,451,393

Interest income	770	9,897	175,389
Interest expense	(1,876,773)	(2,567,455)	(2,306,584)

Income before provision for income taxes and cumulative effect of change in accounting principle	5,298,693	3,507,773	2,320,198

Provision for income taxes	2,243,395	1,404,795	887,493

Net income before cumulative effect of change in accounting principle	3,055,298	2,102,978	1,432,705
Cumulative effect of change in accounting principle	(3,047,788)	—	—

Net income	$7,510	$2,102,978	$1,432,705

Basic and diluted earnings per common share:

Income before cumulative effect of change in accounting principle	$0.90	$0.62	$0.42
Cumulative effect of change in accounting principle	(0.89)	—	—

Net income	$0.01	$0.62	$0.42

The accompanying notes are an integral part of these statements

Q.E.P. CO. INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid-in capital	Retained earnings	Accumulated Other Comprehensive Income	Treasury stock	Other Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at February 29, 2000	336,660	$336,660	2,684,894	$2,685	$8,946,061	$12,338,285	$(382,875)	(57,900)	$3,097,076

Net income						1,432,705			1,432,705
Other comprehensive income:
Foreign currency translation adjustment							(334,058)		(334,058)
Purchase of treasury stock								(293,093)
Stock Dividend			673,796	673		(673)
Exercise of stock options			22,500	23	136,026
Dividends						(11,770)

Balance at February 28, 2001	336,660	$336,660	3,381,190	$3,381	$9,082,087	$13,758,547	$(716,933)	($350,993)	$1,098,647

Net income						2,102,978			2,102,978
Other comprehensive income:
Foreign currency translation adjustment							(1,094,378)		(1,094,378)
Purchase of treasury stock								(39,649)
Purchase of warrants					(13,384)
Dividends						(18,742)

Balance at February 28, 2002	336,660	$336,660	3,381,190	$3,381	$9,068,703	$15,842,783	$(1,811,311)	($390,642)	$1,008,600

Net income						7,510			7,510
Other comprehensive income:
Foreign currency translation adjustment							115,510		115,510
Purchase of treasury stock								(45,528)
Dividends						(11,771)

Balance at February 28, 2003	336,660	$336,660	3,381,190	$3,381	$9,068,703	$15,838,522	$(1,695,801)	$(436,170)	$123,020

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 28, 2003	February 28, 2002	February 28, 2001
Cash flows from operating activities:
Net income	$7,510	$2,102,978	$1,432,705

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	3,047,788	—	—
Depreciation and amortization	1,838,712	1,429,296	1,356,927
Change in fair value of warrant put liability	600,300	—	—
Amortization of costs in excess of assets acquired	—	471,126	457,081
Amortization of discount on long term debt	108,336	112,874	213,092
Bad debt expense	363,705	94,909	127,119
Loss on sale of property and equipment	—	—	26,023
Deferred income taxes	(12,090)	210,520	147,207
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,542,539)	(172,907)	(1,446,741)
Inventories	(7,508,682)	(292,666)	(2,230,277)
Prepaid expenses	(44,629)	(224,234)	(609,635)
Other assets	(964,659)	(218,487)	(368,620)
Accounts payable and accrued liabilities	4,103,546	(899,185)	1,262,131

Net cash (used in) provided by operating activities	(1,002,702)	2,614,224	367,012

Cash flows from investing activities
Capital expenditures	(1,257,785)	(576,907)	(2,018,793)
Purchase of trademarks and licenses	—	—	(200,000)
Acquisitions, net of cash acquired	(495,630)	—	(1,116,517)
Proceeds from sale of property & equipment	—	—	150,000

Net cash used in investing activities	(1,753,415)	(576,907)	(3,185,310)

Cash flows from financing activities:
Net borrowings under lines of credit	3,576,507	1,278,592	5,069,876
Borrowings of long term debt	4,715,643	6,000,000	—
Repayments of long term debt	(4,721,360)	(7,999,681)	(1,384,925)
Repayments of acquisition debt	(630,859)	(785,000)	(2,462,843)
Purchase of treasury stock	(45,528)	(39,649)	(293,093)
Proceeds from exercise of stock options	—	—	136,047
Payments received on notes receivable	23,398	5,300	1,667,818
Purchase of common stock warrants	—	(13,384)	—
Dividends	(11,770)	(18,742)	(11,770)

Net cash provided by (used in) financing activities	2,906,031	(1,572,564)	2,721,110

Cumulative currency translation adjustment	(280,781)	(427,250)	(334,058)

Net (decrease) increase in cash	(130,867)	37,503	(431,246)

Cash and cash equivalents at beginning of year	435,320	397,817	829,063

Cash and cash equivalents at end of year	$304,453	$435,320	$397,817

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF BUSINESS

Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.™, O’TOOL™, ROBERTS™ and QSet™ the Company markets specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet and marble. During fiscal 2002 the Company reduced the amount of items it sells through its subsidiaries. Total products marketed by Q.E.P. and subsidiaries now approximate 3,000. The Company sells its products to large home improvement retail centers, as well as traditional distribution outlets in 50 states and more than 49 countries worldwide.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation

The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly owned subsidiaries, after eliminating all significant inter-company accounts and transactions.

2.	Warrants

In connection with the refinancing of certain subordinated debt (see Note J), the Company issued 325,000 warrants at $3.63, which will expire on April 4, 2011. These warrants can be put to the Company after the fifth year based on certain criteria. Further, the Company may call these warrants, based on certain criteria, after the sixth year. In connection with an acquisition, the Company issued a total of 250,000 warrants to purchase common stock at $8.00 per share. These warrants expired on October 21, 2002.

3.	Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

4.	Accounts Receivable

The Company’s accounts receivable are principally due from home centers or flooring accessory distributors. Credit is extended based on an evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are due at various times based on each customer’s credit worthiness and selling arrangement. The outstanding balances are stated net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s previous loss history, the customer’s ability to pay its obligations and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

5.	Inventories

Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over their expected useful life or the life of the respective lease, whichever is shorter.

The following are the estimated lives of the Company’s property and equipment:

Machinery and warehouse equipment	5 to 10 years
Furniture and computer equipment	3 to 10 years
Capital leases	3 to 5 years
Building	30 to 33 years
Leasehold improvements	5 to 15 years

Maintenance and repairs are charged to expense, and significant renewals and betterments are capitalized. When property is sold or otherwise disposed of, the cost and related depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations for the period.

7.	Intangible Assets

As of March 1, 2002, the Company adopted Statement of Financial Accounting Standards SFAS 142, Goodwill and Other Intangibles. Accordingly, goodwill is no longer amortized but is tested for impairment using a fair value approach at the “reporting unit” level. Impairment charges are recognized for amounts where the reporting unit’s goodwill exceeds its fair value. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value.

Prior to March 1, 2002 goodwill was amortized over periods ranging from five to thirty-five years on a straight line basis.

8.	Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

The Company evaluates its long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

9.	Income Taxes

The Company is required to estimate income tax in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with accessing temporary differences resulting from the different treatment of items for book and tax purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s Consolidated Balance Sheet. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting amounts each year-end. The Company must then consider the likelihood that the deferred tax asset will be recoverable from future taxable income and, to the extent that the Company believes that recoverability is not likely, the Company establishes a valuation allowance.

10.	Leases

Leases which meet certain criteria are classified as capital leases. For such leases, assets and obligations are recorded initially at the fair market values of the leased assets. The capitalized leases are amortized using the straight-line method over the assets’ estimated economic lives. Interest expense relating to the lease liabilities is recorded to affect a constant rate of interest over the terms of the obligations. Leases not meeting capitalization criteria are classified as operating leases and related rentals are charged to expense as incurred.

11.	Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. The Company has adopted the disclosure-only provision of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.

The Company continues to account for options issued under the intrinsic value method of APB 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and diluted earnings (loss) per share for the year ended February 28, 2003, 2002 and 2001 would have been as follows:

	2003	2002	2001
	(in thousands, except per share data)
Net income (loss)
As reported	$8	$2,103	$1,432
Pro forma	$(87)	$1,996	$1,110

Net income (loss) per share
As reported	$0.01	$0.62	$0.42
Pro forma	$(0.03)	$0.56	$0.33

The weighted average fair value at date of grant for options granted during 2003, 2002 and 2001 was $2.57, $1.18 and $1.94 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002	2001
Expected stock price volatility	37.37%	36.7%	33.7%
Expected lives of options
Directors and officers	3 years	3 years	3 years
Employees	3 years	3 years	3 years
Risk-free interest rate	3.78%	4.4%	5.9%
Expected dividend yield	0.0%	0.0%	0.0%

12.	Earnings Per Share

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

13.	Comprehensive Income

The Company records comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income.” SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

The components of comprehensive income and the effect on earnings for the year ended February 28, 2003 are detailed in the Company’s accompanying Consolidated Statement of Shareholders’ Equity.

14.	Post Employment Benefits

The Company has a policy which provides service benefits to its salaried employees. The Company records a liability for post employment benefits in accordance with SFAS 112, “Employers Accounting for Post Employment Benefits”. Since the Company cannot reasonably estimate post employment benefits, including severance benefits, on an ongoing basis, these costs are recorded only when the probability of payment and the amount of such payment can be reasonably determined.

15.	Derivative Instruments and Hedging Activities

The Company records its derivative instruments and hedging activities in accordance with the Financial Accounting Standards Board (“FASB”) issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

16.	Interest Rate Risk Management

The Company uses both interest rate cap and swap agreements to reduce the impact of interest rate changes on its floating rate debt. The interest rate swap agreement (the “Swap”) involves the exchange of fixed and floating interest rate payment obligations over various terms without the

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange of the underlying notional principal amount. The differential to be paid or received is recognized as an adjustment to interest expense in the period incurred. At February 28, 2003 the Company is not party to any swap agreements. In return for an upfront payment, a cap rate agreement entitles the purchaser to receive the amounts, if any, by which an agreed upon floating rate index exceeds the CAP interest rate. In February 2003, the Company purchased, for $125,000, a three-year 4% LIBOR CAP on $10 million of the Company’s floating rate debt, the effect of which in fiscal 2003 is immaterial to the consolidated financial statements of the Company.

17.	Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the indicated fair values of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

Short term debt: The carrying amount approximates fair value due to the short maturity of these instruments.

Long term debt: The fair value of the Company’s borrowings approximates the carrying value based on current rates offered to the Company for similar debt.

Interest rate cap: The fair value approximates the carrying value of this instrument at the balance sheet date.

Warrant put liability: The carrying amount approximates fair value based on the market value of the Company’s stock or contract value as defined.

18.	Foreign Currencies

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in operating expenses.

19.	Revenue Recognition

Sales are recognized when merchandise is shipped and title has passed to the customer, the selling price is fixed and determinable and collectibility of the sales price is reasonably assured. Such revenue is recorded net of estimated sales returns, discounts and allowances. The Company establishes reserves for returns and allowances based on current and historical information and trends. Sales and accounts receivable have been reduced by such amounts.

20.	Shipping and Handling Costs

Shipping and handling costs are classified as a separate operational expense on the accompanying Consolidated Statements of Income.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Advertising Cost

Advertising expense for the years ended February 28, 2003, 2002 and 2001 was $2,021,000, $1,758,000 and $2,058,000, respectively. The majority of this cost was paid to the the Company’s two largest customers. In return, the Company receives and tracks the advertising, in various forms of media, of its products on a local, regional and national level. These retailers also display the Company’s products on in store signage and send advertising of the Company’s products directly to its professional contractor customers. The Company believes, based on a review of information available, that the value received approximates cost . These costs are included in selling and marketing on the consolidated statements of income. In the event costs exceed the fair market value, the excess cost will be included as a reduction of sales.

22.	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.

Actual results could differ from those estimates.

23.	Certain amounts in the fiscal year 2002 presentation have been reclassified to conform with the fiscal year 2003 presentation.

NOTE C—ACQUISITIONS

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. The purchase price is allocated based on the estimated fair values of assets acquired and liabilities assumed. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

During fiscal 2003, the Company acquired certain assets and liabilities of an Australian distributor to increase market penetration in Australia. In connection with this acquisition, the Company paid a total of approximately $2,060,000 through a cash payment of approximately $496,000, issuance of a note to the sellers in the approximate amount of $795,000 and assumption of certain liabilities amounting to approximately $769,000. The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly the purchase price was allocated based on the estimated fair market values of the identifiable assets and liabilities obtained, resulting in original goodwill of approximately $413,000. Goodwill will not be amortized in the future but will be tested for impairment in accordance with the provisions of SFAS 142.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash consideration paid	$495,630
Note payable issued	795,470

Total consideration	1,291,1000

Less: fair value of identifiable assets acquired:
Accounts receivable, net	790,410
Inventory	695,489
Other assets	8,570

Property and equipment	152,701
(356,070)
Plus: fair value of liabilities assumed:
Accounts payable and accrued expenses	769,096

Excess of cost over fair value of net assets acquired:
Goodwill	$413,026

The goodwill of $413,026 is not deductible for tax purposes.

During fiscal 2001, the Company made three strategic acquisitions in order to supplement its product line to home center and distribution customers. The purchase price for these acquisitions, most of which were domestic companies, was approximately $2,800,000. Prior to the adoption of SFAS 142, the excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $500,000 was being amortized on a straight line basis over 20 years.

The unaudited pro forma consolidation of the acquisitions occurring in fiscal 2001 and fiscal 2003 showing the results of operations assuming the above purchases occurred on March 1, 2000 or March 1, 2002 are not material and are not included herein.

NOTE D—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during each period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not used when the effect is antidilutive. For the three years ended February 28, 2003, the weighted average number of basic shares of common stock outstanding amounted to 3,381,190 in 2003, 3,381,190 in 2002 and 3,343,868 in 2001. For the three years ended February 28, 2003 the weighted average number of diluted shares of common stock outstanding amounted to 3,394,236 in 2003, 3,390,028 in 2002 and 3,368,818 in 2001.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E—EQUITY

On June 6, 2000, the Board of Directors declared a five for four stock split of the Company’s common stock, affected in the form of a stock dividend which was paid on August 1, 2000. As a result of this action, approximately 673,000 shares were issued to shareholders of record on July 17, 2000. Par value of the common stock remained at $0.001 per share and, accordingly, $673 was transferred from retained earnings to common stock.

NOTE F—SEGMENT INFORMATION

The Company operates in one business segment, flooring-related products, because of the similarity of economic conditions, products, production processes, customers and expected long-term performance. The Company manufactures and distributes flooring-related products to the residential new construction, do-it-yourself and professional remodeling and renovation markets and home centers.

Information attributable to the Company’s geographic areas is as follows:

	United States of America	Canada/ Latin America	New Zealand/ Australia	Europe	Inter-company Eliminations	Consolidated Total
2003
Sales	$100,456,456	$11,851,346	$8,598,994	$8,374,388	$—	$129,281,184
Transfers between areas	859,768	4,768,553	—	—	(5,628,321)	—

Total Sales	$101,316,224	$16,619,899	$8,598,994	$8,374,388	$(5,628,321)	$129,281,184

Long-lived Assets	$39,822,140	$2,855,213	$1,529,390	$450,967	$(23,832,487)	$20,825,223

2002
Sales	$87,197,283	$10,866,127	$3,761,605	$7,849,708	$—	$109,674,723
Transfers between areas	2,534,283	3,001,319	—	—	(5,535,602)	—

Total Sales	$89,731,566	$13,867,446	$3,761,605	$7,849,708	(5,535,602)	$109,674,723

Long-lived Assets	$41,431,650	$2,325,823	$584,501	$823,820	$(23,943,579)	$21,222,215

2001
Sales	$87,261,192	$12,846,153	$4,112,636	$8,783,106	$—	$113,003,087
Transfers between areas	1,300,127	—	—	4,102	(1,304,229)	—

Total Sales	$88,561,319	$12,846,153	$4,112,636	$8,787,208	$(1,304,229)	$113,003,087

Long-lived Assets	$41,136,460	$2,696,467	$785,885	$950,062	$(22,879,122)	$22,689,752

NOTE G—INVENTORIES

Inventories consisted of the following:

	February 28, 2003	February 28, 2002
Raw materials and work-in-process	$3,881,804	$3,837,402
Finished goods	24,504,721	16,041,076

	$28,386,525	$19,878,478

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H—PROPERTY AND EQUIPMENT

	February 28, 2003	February 28, 2002
Property and equipment consisted of the following:
Machinery and warehouse equipment	$4,966,649	$4,259,073
Office furniture, equipment and computer equipment	4,371,708	3,556,645
Building and leasehold improvements	2,214,167	2,055,511

	11,552,524	9,871,229
Less accumulated depreciation and amortization	(5,109,145)	(3,571,207)

	$6,443,379	$6,300,022

In fiscal 2003 and fiscal 2002, the Company acquired approximately $159,000 and $36,000, respectively, of machinery and equipment under capitalized leases. Such assets are recorded net of accumulated amortization of approximately $20,000 and $9,000 at February 28, 2003 and 2002, respectively.

NOTE I—INTANGIBLE ASSETS

SFAS 142, “Goodwill and Other Intangible Assets” was adopted by the Company as of March 1, 2002. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but is tested at least annually for impairment. Any loss recognized upon adoption shall be recorded as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to the initial adoption of SFAS 412 is to be recorded in current earnings.

Under the transitional provisions of SFAS 142, the Company’s goodwill was tested for impairment. Each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on a valuation study performed by an independent third party appraiser which primarily considered the discounted cash flow and similar company’s trading multiples. As a result of the Company’s impairment test, the Company recorded, as a cumulative effect of a change in accounting principle, an impairment loss of approximately $1,173,000 and $1,875,000 at its European and Latin American subsidiaries, respectively.

	February 28, 2003	February 28, 2002
Goodwill	$10,337,927	$12,354,221
Trademarks	1,982,701	2,311,558
Other intangibles	30,283	44,209

	$12,350,911	$14,709,988

Intangible assets are net of accumulated amortization of approximately $1,831,000 and $1,871,000 in fiscal 2003 and fiscal 2002, respectively.

Other than goodwill, all intangible assets are subject to amortization and are as follows:

		February 28, 2003		February 28, 2002
	Average Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	20	$2,488,002	$(505,301)	$2,422,697	$(111,139)
Other intangibles	5	105,577	$(75,294)	$104,983	$(60,774)

		$2,593,579	$(580,595)	$2,527,680	$(171,913)

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding estimated amortization expense for each of the following years ended February 28 or 29:

2004	$145,268
2005	116,193
2006	116,193
2007	116,153
2008	114,153

Consolidated amortization expense related to intangible assets, excluding goodwill, for the fiscal 2003 and fiscal 2002 periods was approximately $316,000 and $200,000, respectively. Future amortization expense for intangible assets will depend on acquisition activities, if any, and other business transactions. The amount of goodwill amortization included in the net earnings of the Company for the years ended February 28, 2002 and 2001 was approximately $471,000 and $457,000, respectively.

The effects on earnings and earnings per share of excluding such goodwill amortization from fiscal 2002 and fiscal 2001 is as follows:

	2003	2002	2001
Net earnings, as reported	$7,510	$2,102,978	$1,432,705
Net earnings, excluding goodwill amortization	$7,510	$2,574,104	$1,889,786

Earnings per share, as reported	$0.01	$0.62	$0.42
Earnings per share, excluding goodwill amortization	$0.01	$0.75	$0.56

NOTE J—DEBT

Total debt consists of the following:

	February 28, 2003	February 28, 2002
(A) Payable to banks under revolving credit facilities	$20,339,721	$16,763,214
(B) Subordinated debt	4,053,128	4,500,000
(C) Payable to a bank under term loan credit facilities	4,341,322	4,080,357
(D) Payable to a bank under a mortgage agreement	529,880	556,559
(E) Acquisition notes payable	2,011,121	1,767,500
Other debt, including capital leases	476,498	534,892

	31,751,670	28,202,522
Less current installments	23,997,195	19,583,893

	7,754,475	8,618,629
Less unamortized discount	—	(555,208)

Long Term	$7,754,475	$8,063,421

(A)	Effective November 2002, the Company has a revolving credit and term loan facility agreement with two United States of America financial institutions. The agreement provides for borrowings of up to $23,000,000 against a fixed percentage of eligible accounts receivable and inventory. Interest is payable based on a sliding scale depending on the Company’s senior debt to EBITDA ranging from LIBOR plus 1.50% to LIBOR plus 2.25%. Under the prior arrangement, interest was based on a sliding scale of LIBOR plus 1.75% to LIBOR plus 2.50%. The facility terminates in July 2005 and is collateralized by substantially all of the Company’s assets. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and conditions. The credit agreement also prohibits the Company from incurring certain additional indebtedness,

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limits certain investments, advances or loans and restricts substantial asset sales and capital expenditures. The terms of the Company’s credit facility also prohibits the payment of dividends, except with the lender’s consent and except for dividends due on the Company’s Series A and C preferred stock. Interest was charged based on a sliding scale. As of February 28, 2003 interest was at LIBOR (1.34% at February 28, 2003) plus 1.50%. At February 28, 2003, the Company had $2,107,000 available for future borrowings under the credit facility, net of approximately $397,000 in outstanding letters of credit. At February 28, 2002 interest was at LIBOR (1.85% as of February 28, 2002) plus 2%. The Company’s Chilean subsidiary has a revolving credit facility with a financial institution which permits borrowings of up to $50,000 with interest at 18% per year. The facility is secured by a standby letter of credit given by the Company and expires on November 30, 2003. At February 28, 2003, the Chilean subsidiary had approximately $41,000 available for future borrowings under the credit facility. At February 28, 2002 the Chilean revolving credit facility was $100,000 with interest at 18% per year. The Company’s Australian subsidiary also has a foreign payment facility, which allows it to borrow against a certain percentage of inventory and receivables. At February 28, 2003 the maximum permitted borrowing was approximately $605,000 and approximately $125,000 was available for future borrowings. At February 28, 2002, the Australian subsidiary had an overdraft facility of $361,000.

(B)	On April 5, 2001, the Company entered into a new $4,500,000 subordinated credit facility with HillStreet Fund LP. This facility bore an interest rate of 15% and originally matured on April 5, 2007. Beginning July 1, 2005, the Company was required to make equal annual principal payments of $562,500 through April 5, 2007. The agreement also provided for an additional 3% interest if the Company did not meet certain financial covenants. In addition, the Company issued 325,000 10-year warrants at $3.63. These warrants can be put to the Company on and after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may call these warrants on and after April 5, 2007 based on the same criteria. The Company has recorded a liability for these put warrants based on an independent appraisal. The Company reviews the value of the Put Warrants on a quarterly basis. The value is based on the greater of the fair value or a calculated value as defined in the warrant agreement. Changes to the fair value of the put warrants will be recognized in earnings of the Company in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The resulting discount of the subordinated credit facility was being amortized over the life of the debt. On May 12, 2003 the Company repaid this facility with proceeds from a new term loan issued by its current financial institutions (see (C) below).

(C)	The amended and restated loan agreement of November 2002 provided for the Company to consolidate its then two existing term loan facilities into one. The new term loan of $4,000,000 included approximately $1,300,000 of new funding. The term loan, which matures in 2007, requires a payment of $400,000 per quarter during the first year of the loan and $200,000 per quarter thereafter. This term loan carries the same interest rate as the revolving credit facility and is collateralized, as is the revolving credit facility (see (A) above), by substantially all of the Company’s assets.

The facility also provided for a second term financing of $4,500,000 to refinance the existing subordinated debt facility (see (B) above). This financing became available to the Company in May of 2003. Accordingly on May 12, 2003, the Company exercised this facility and repaid the then existing subordinated debt together with a prepayment premium of 6% and all accrued interest. This facility requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to $3,000,000 of this loan, provided, however, that the guarantor’s potential liability under the guaranty decreases in an

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount equal to each payment made by the Company. In connection with the guaranty, the Company’s audit committee approved an agreement whereby it granted the Chairman 50,000 shares of stock and agreed to indemnify him to the extent of all payments made by the Chairman to the lenders pursuant to the guaranty. The Company’s balance sheet at February 28, 2003, and the related debt disclosures contained elsewhere herein, have been changed to reflect the terms of this new note.

In connection with an acquisition in July 2002, the Company’s Australian subsidiary entered into a new loan facility with an Australian institution to provide up to AUD $2,500,000 (approximately US $1,300,000). The term portion of this facility is approximately $741,000 at February 28, 2003. The term note expires in June 2005 and requires annual payments of $25,000 AUD (approximately $15,000 USD) and a final balloon payment. This facility bears an interest rate of 6.5% at February 28, 2003.

(D)	During fiscal 2001, the Company purchased the land and building from its then existing landlord where it operates in Bramalea, Ontario, Canada. The cost of the facility was approximately $988,000 of which the Company obtained a mortgage in the approximate amount of $670,000 from a Canadian financial institution. This facility is payable over 10 years at an interest rate to be set annually (6.25% as of February 28, 2003) and is collateralized by the land and building. The facility also requires the Company to continue remediation efforts on the property as approved by the Canadian Ministry of Environment. See Note L.

The lending institutions party to the amended and restated term loan facility have also committed to refinancing the Company’s mortgage loan facility in Canada and to finance the Company’s expansion of the facility. The mortgage refinancing will be for 80% of the as-built appraisal, is expected to be approximately $1,400,000, will amortize over a 15 year period, will mature in October 2007 and will bear an interest rate of LIBOR plus 2.00%. As of February 28, 2003, the Company has not closed on this mortgage.

(E)	In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three unsecured notes to the respective sellers. During fiscal 2001, the Company issued a note for $1,600,000, payable in equal annual payments over a five-year period. The note bears an interest rate of 8%. As of February 28, 2003, the Company is obligated for two additional notes for prior year acquisitions. One, having an original balance of $900,000, was originally payable in equal annual installments over a three year period with interest at the Company’s prevailing borrowing rate. In October 2002, the Company paid $50,000 and amended the agreement to provide for payments of $125,000 each on October 10, 2003 and 2004. Interest on the extended payments is payable quarterly at 7%. The balance at February 28, 2003 is $250,000. The other note has a balance of $200,000 as of February 28, 2003 and is payable in December 2003.

In connection with the acquisition of an Australian distributor in July 2002, the Company issued a note to the related sellers in the approximate amount of AUD $1,445,000 (approximately US $795,500). The note requires monthly payments in the amount of approximately $16,200 through December 2006 with interest at 6.5%.

On December 23, 2000, the Company entered into an interest rate swap agreement with its primary lender. The interest rate swap agreement hedged the Company’s exposure on certain floating rate obligations in the aggregate principal amount of $10,000,000. The purpose of the interest rate swap was to convert the Company’s floating rate interest obligations to obligations having a fixed rate of 6.0% per annum for a one-year period. Prior to this interest rate swap, the Company had a similar arrangement with the same institution that matured in December 2000. The fixing of the interest rates reduces in part the Company’s exposure to the uncertainty of floating interest rates. The differential paid or received by

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company on the interest rate swap agreement was recognized as an adjustment to interest expense in the period incurred. For the year ended February 28, 2002, the Company increased interest expense by approximately $162,000 as a result of the interest rate swap agreements that were in place during that period. The interest rate swap agreement expired in December 2001 and was not renewed.

Interest paid for all debt was approximately $1,859,351, 2,189,600 and $2,025,100 in fiscal 2003, 2002 and 2001 respectively.

The aggregate maturities of all debt, excluding the warrant put liability, maturing during each of the next five years as of February 28, 2003 is as follows:

2004	$23,997,195
2005	3,569,463
2006	2,519,369
2007	908,623
2008	130,479
Thereafter	626,541

Total	$31,751,670

Current	$23,997,195
Long Term	7,754,475

TOTAL	$31,751,670

NOTE K—ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	February 28, 2003	February 28, 2002
Accrued payroll and employee benefits	$1,466,619	$707,595
Accrued volume rebates and advertising allowances	950,772	885,031
Accrued interest	304,467	290,709
Accrued liabilities—other	671,393	502,420

	$3,393,251	$2,385,755

NOTE L—COMMITMENTS AND CONTINGENCIES

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

The Company conducts its operations from various leased facilities. Future minimum payments under non-cancelable operating leases consist of the following in fiscal years ending after February 28, 2003:

2004	$1,836,794
2005	1,213,558
2006	645,763
2007	508,474
2008	443,564

Total	$4,648,153

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total rent expense under non-cancelable operating leases approximated $2,310,428, $2,201,000, and $2,045,000 in fiscal 2003, 2002 and 2001, respectively.

2.	Roberts Consolidated Industries, Inc.

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, handling and disposal practices for solid, special and hazardous wastes, and imposing liability for the cost of cleaning up, and certain damages resulting from sites of past spills, disposal or other releases of hazardous substances (together, “Environmental Laws”). Sanctions which may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and clean up costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. The Company’s manufacturing facilities are subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company believes that the cost of compliance with Environmental Laws to date has not been material to the Company. The Company is not currently aware of any situations requiring remedial or other action, which would involve a material expense to the Company, or expose the Company to material liability under Environmental Laws. As the operations of the Company involve the storage, handling, discharge and disposal of substances which are subject to regulation under Environmental Laws, there can be no assurance that the Company will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts acquisition of approximately $325,000 and this amount was subsequently increased by $275,000 to $600,000 based on an estimate for the cost of remediation. Through fiscal 2003, the Company has spent approximately $520,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of between $5,000 and $25,000 per year for the next few years.

NOTE M—PENSION AND RETIREMENT PLANS

Profit Sharing and 401(k) Plan

The Company and its subsidiaries offers a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution. The Company may, at the discretion of the board of directors, make contributions to the plan. For the three years ended February 28, 2003, the Company contributed approximately $48,000, $62,000, and $70,000, respectively.

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

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2003, this new defined contribution plan distributed all remaining assets to the participants. Domestically, no pension expense was recorded in each of the three years ended February 28, 2003.

The Company also participates in a pension plan at one foreign subsidiary. The Company remits premiums to insurance companies who manage the plans. The Company records pension expense related to the normal premiums and amortizes the prior service costs over a ten-year period. The Company has recorded $114,300, $64,400 and $139,00 as pension expense for the years ended February 28, 2003, 2002 and 2001 respectively. As of February 28, 2003, approximately $200,000 of prior service cost is to be amortized.

NOTE N—INCOME TAXES

Income (loss) before provision for income taxes and cumulative effect of a change in accounting principal consisted of the following:

	Year Ended February 28,
	2003	2002	2001
United States	$4,998,036	$4,192,810	$3,335,414
Foreign	300,657	(685,037)	(1,015,216)

Total	$5,298,693	$3,507,773	$2,320,198

The components of the provision for income taxes are as follows:

	Year Ended February 28,
	2003	2002	2001
Current:
Federal	$1,806,194	$1,089,993	$623,400
State	148,586	51,848	99,296
Foreign	300,705	52,436	17,590

	2,255,485	1,194,277	740,286

Deferred:
Federal	(30,404)	447,443	437,943
State	(2,402)	35,357	44,052
Foreign	20,716	(272,282)	(334,788)

	(12,090)	210,518	147,207

Total income tax provision	$2,243,395	$1,404,795	$887,493

The tax effects of temporary differences which give rise to deferred tax assets are as follows:

	February 28, 2003	February 28, 2002
Provision for doubtful accounts	$104,548	$126,383
Accrued expenses	181,469	218,274
Fixed assets	(548,332)	(468,534)
Inventory	312,859	141,113
Net operating loss—U.S.	269,637	292,928
Foreign credit carryforwards and net operating loss	1,087,432	939,103
Other	(13,416)	(36,206)

	$1,394,197	$1,213,061
Less: valuation allowance on foreign net operating loss carryforward	(169,046)	—

Net deferred tax asset	$1,225,151	$1,213,061

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has approximately $731,000 in net operating loss carry forwards which expire in the years 2011 through 2018, all of which relates to the Company’s acquisitions in fiscal 2000. The net operating loss carry forward is subject to separate IRC Section 382 Limitation. The Section 382 limitation limits the Company’s utilization of its net operating losses to an annual amount after an ownership change.

The Company has net operating losses in various foreign countries of approximately $3,160,000. The Company has recorded a deferred tax asset based on its estimate of the recoverability prior to their expiration. Further, the Company has determined that certain foreign net operating losses may not be realized; therefore, a valuation allowance of approximately $169,000 has been established.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended February 28,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Provision for federal income taxes at the statutory rate	$1,801,556	34.0	$1,192,643	34.0	$788,867	34.0
State and local income taxes—net of federal income tax benefit	140,049	2.6	101,725	2.9	79,351	3.4
Other	301,790	5.7	110,427	3.1	19,275	0.8

Actual provision	$2,243,395	42.3	$1,404,795	40.0	$887,493	38.2

Cash paid for income taxes was approximately $1,619,000, $984,000 and $1,504,000 in fiscal 2003, 2002 and 2001, respectively.

NOTE O—SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

1.	Significant Customer Information

The Company sells products to a large number of customers which are primarily in the United States of America. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company’s customer base includes a high concentration of home center chains with two such customers accounting for a total of 60%, 59% and 50% of sales in fiscal 2003, 2002 and 2001, respectively. One customer represented 49%, 46% and 41% and the other customer represented 11%, 13% and 9% of sales in fiscal 2003, 2002 and 2001, respectively. These same two customers represented 41% and 6.3% of accounts receivable at February 28, 2003 and 35% and 10% of accounts receivable at February 28, 2002. Although the Company is directly affected by the well-being of the home center industry, management does not believe significant credit risk exists at February 28, 2003.

2.	Significant Vendor Information

The Company purchased approximately 30% and 13%, 28% and 12%, and 19% and 15% of domestic product purchases for the fiscal years ended 2003, 2002 and 2001, respectively, through two vendors.

NOTE P—SHAREHOLDERS’ EQUITY

The Company is authorized to issue a maximum of 2,500,000 shares of $1 preferred stock.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A

500,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series A Preferred Stock. The holders of each share of Series A Preferred Stock shall be entitled to receive, before any dividends shall be declared, or paid on, or set aside for the Company’s common stock, out of funds legally available for that purpose, cumulative dividends in cash at the rate of $.035 per share per annum through September 30, 2000, payable in semiannual installments, accruing from the date of issuance of the shares. Commencing October 1, 2000, the rate of dividends is equal to the prime interest rate on the first day of the month in which the dividends are payable, less 1- 1/4%.

The Company may redeem any or all of the shares of Series A Preferred Stock outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition. In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 28, 2003 and February 28, 2002, there were 319,160 shares of Series A Preferred Stock issued and outstanding. There were $11,170 of dividends declared and paid during each of the fiscal years 2003 and 2002.

Series B

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series B Preferred Stock. The holder of each share of Series B Preferred Stock shall be entitled to receive, out of the surplus of the Company, a non-cumulative dividend at the rate of $.05 per share per annum, payable annually before any dividend shall be set apart for, or paid on, the common shares for such years. The Series B Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series B Preferred Stock then outstanding at a price per share of $1.00. At February 28, 2003 and 2002, there were no outstanding shares of Series B preferred stock.

Series C

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared, or paid on, or set aside for the Company’s common stock, out of funds legally available for that purpose, cumulative dividends at the rate of $.035 per share per annum, payable in annual installments accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series C Preferred Stock then outstanding at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition. In fiscal year 2003, the fiscal 2002 dividends of approximately $600 were paid. In fiscal year 2003, dividends of approximately $600 were declared and were unpaid at February 28, 2003.

Treasury Stock

Total common shares purchased in fiscal year 1996 and held in treasury were 15,152 shares for an aggregate cost $57,900. In fiscal 2001, pursuant to a resolution passed by the board of directors, the Company repurchased 42,000 shares of common stock at an aggregate cost of $293,093. Further, pursuant to the same resolution, the Company repurchased 12,000 shares of common stock at an aggregate cost of $39,649 in fiscal 2002 and 12,000 shares of common stock at an aggregate cost of $45,528 in fiscal 2003. As of February 28, 2003 the amount of shares held in treasury were 81,152 at an aggregate cost of $436,170.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q—STOCK OPTION PLAN

The Company has adopted a stock option plan (the “Plan”) for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the board of directors. The aggregate number of shares which may be issued under the Plan shall not exceed 500,000 shares of common stock. Stock options are granted at prices not less than 85% of the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years. For the years ended February 28, 2003, 2002 and 2001, all options were granted at fair market value on the date of the grant.

The weighted average fair value at date of grant for options granted during 2003, 2002 and 2001 was $2.57, $1.18 and $1.94 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

	2003	2002	2001
Expected stock price volatility	37.37%	36.7%	33.7%
Expected lives of options
Directors and officers	3 years	3 years	3 years
Employees	3 years	3 years	3 years
Risk-free interest rate	3.78%	4.4%	5.9%
Expected dividend yield	0.0%	0.0%	0.0%

	Shares	Weighted average exercise price
Options outstanding at February 28, 2001	392,063

Exercised	0
Granted	123,750	$3.91
Expired	(157,813)	$5.94
Cancelled or forfeited	(1,000)	$5.78

Options outstanding at February 28, 2002	357,000

Exercised	—	$0.00
Granted	52,500	$4.72
Cancelled or forfeited	(63,487)	$6.08

Options outstanding at February 28, 2003	346,013

Options currently exercisable	209,313	$6.01

The following table summarizes information about stock options outstanding as of February 28, 2003:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.65 - $5.55	175,750	8.39	$4.24	50,083	$4.26
$5.60 - $7.25	170,263	5.67	$6.56	159,230	$6.57

Total	346,013			209,313

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2002, the Company issues 50,000 non-qualified stock options to an officer of the Company. These options have an exercise price of $4.00 and expire in ten years.

NOTE R—SUPPLEMENTAL INVESTING AND FINANCING ACTIVITIES

During fiscal 2003, the Company made an acquisition of an Australian distributor. In connection with this acquisition, liabilities were assumed as follows:

Cash paid	$495,630
Liabilities assumed	796,096
Issuance of notes to related sellers	795,470

Purchase price	$2,060,196
Fair value of net assets acquired	1,647,170

Excess of purchase price over fair value of net assets acquired	$413,026

Also, during fiscal 2003, the Company made certain capital expenditures as follows:

Total capital expenditures	$1,417,041
Amounts representing capitalized leases	159,256

Capital expenditures paid in cash	$1,257,785

During fiscal 2002, the Company made certain capital expenditures as follows:

Total capital expenditures	$576,907
Amounts representing capital leases	36,250

Capital expenditures paid in cash	$540,657

During fiscal 2001, the Company acquired certain businesses. In connection with these acquisitions, liabilities were assumed as follows:

Cash paid	$1,116,517
Liabilities assumed	75,710
Issuance of notes to related sellers	1,620,000

Purchase price	$2,812,227
Fair value of net assets acquired	2,305,131

Excess of purchase price over fair value of net assets acquired	$507,096

Also, during fiscal 2001, the Company made certain capital expenditures as follows:

Total capital expenditures	$2,885,675
Amounts representing capitalized leases	$866,882

Capital expenditures paid in cash	$2,018,793

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S—EXIT AND DISPOSAL ACTIVITIES

During the third quarter of fiscal 2001 period, the Company finalized its plan to close its California facility and relocate to Nevada where it was anticipated, and subsequently realized, that the Company would attain manufacturing efficiencies, reduced cost of operations and tax savings. Additionally, the Company initiated a downsizing of its Holland subsidiary. In connection with these decisions, the Company recorded a restructuring charge of approximately $637,000 in the fiscal 2001 period, principally for employee and lease termination costs. As of February 28, 2001, substantially all costs of the plant closing and downsizing were paid and there remained an approximate $70,000 reserve for the downsizing of Holland, relating primarily to employee termination benefits, and such amount was fully paid in 2002.

NOTE T—NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 143, Accounting for Asset Retirement Obligations SFAS 143. This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. The liability should be recorded at its fair value, with a corresponding asset that should be depreciated over the remaining useful life of the long-lived asset to which the liability relates. Period expenses will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The Company is currently assessing and quantifying the asset retirement obligations associated with its long-lived assets but does not believe it will have a material effect its financial statement.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities the Company initiates after that date.

Accounting for Debt Extinguishments

In April 2002, the FASB issued SFAS 145, Rescission of SFAS Statements 4, 44, and 64, Amendment of SFAS Statement 13, and Technical Corrections (SFAS 145). Among other provisions, SFAS 145 rescinds SFAS Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 is effective for fiscal years beginning after May 15, 2002 and will impact any activities the Company initiates after that date.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Employee Compensation

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure: an amendment of SFAS 123, to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

Accounting for Guarantees

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis. As of February 28, 2003, the Company has issued a letter of credit guaranteeing a line of credit facility for its Chilean subsidiary in the amount of $50,000.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At February 28, 2003, the Company is currently not party to transactions contemplated under FIN 46.

Revenue Recognition

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. At February 28, 2003, the Company is not a party to transactions contemplated by EITF 00-21.

Consideration Received from a Vendor

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, “Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. At February 28, 2003, the Company is not a party to transactions contemplated by EITF 02-16.

Derivative Instruments

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other exiting pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have a material impact on its results of operations or financial position.

Certain Financial Instruments

On May 15, 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 affects the issuer’s accounting for three types of freestanding financial instruments.

•	Mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.

•	Instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts.

•	Obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS 150; however, it believes that it is currently substantially in compliance with the requirements of SFAS 150.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE U: SUPPLEMENTAL FINANCIAL DATA ANNUAL FINANCIAL DATA (UNAUDITED)

The annual results for the two years ended February 28, 2003 are set forth in the following table:

	Sales	Gross Profit	Net Earnings (Loss)	Earnings (Loss) per share
2003
First quarter	$31,190,454	$10,398,101	$713,768	$0.21
Second quarter	33,408,699	11,714,478	796,305	0.23
Third quarter	32,351,502	11,158,462	663,956	0.20
Fourth quarter	32,330,529	11,127,610	881,269	0.26
Cumulative effect of change in accounting principle	—	—	(3,047,788)	(0.89)

Total	$129,281,184	$44,398,651	$7,510	$0.01

2002
First quarter	$28,886,441	$9,755,096	$604,294	$0.18
Second quarter	27,267,023	9,154,028	609,003	0.18
Third quarter	26,645,951	8,897,944	338,428	0.10
Fourth quarter	26,875,308	9,265,105	551,253	0.16

Total	$109,674,723	$37,072,173	$2,102,978	$0.62

Q.E.P. CO., INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Balance at end of period
Year ended February 28, 2001
Deducted from asset accounts
Allowance for doubtful accounts	$740,538	$127,119	—	$205,831	$661,826

Year ended February 28, 2002
Deducted from asset accounts
Allowance for doubtful accounts	$661,826	$94,909	—	$335,129	$421,606

Year ended February 28, 2003
Deducted from asset accounts
Allowance for doubtful accounts	$421,606	$363,705	—	$431,366	$353,945
Foreign net operating loss valuation allowance	—	$169,000	—	—	$169,000

(a)	Accounts written off as uncollectable, net of recoveries.

S-1

Exhit Index

Exhibit Number	Exhibit Description

10.3.10	Guaranty Agreement among Lewis Gould, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent, dated May 12, 2003.

10.3.11	Agreement by the Company and Lewis Gould, dated May 12, 2003.

10.3.12

First Amended Agreement to Second Amended and Restated Loan Agreement dated May 9, 2003, by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent.

99.4

Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

99.5	Certification by Marc Applebaum, Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)