Form 10-K/A
period 2003-02-28
QEP CO INC
filed 2003-06-27
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an excelerated filer as defined in rule 12b-23 of the Act) Yes  ☐  No  ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity as of the last business day of the registrants most recently completed second quarter: $ 6,576,000.

The number of shares outstanding of each of the registrant’s classes of common stock as of May 15, 2003 is: 3,381,190 shares of Common Stock, par value $0.001 per share.

This Amendment No. 1 on Form 10-K /A (this “Amendment”) amends the Company’s Annual Report on Form10-K for the fiscal year ended February 28, 2003, originally filed May 28, 2003 (the “Original Filing”). This Amendment is being filed in order to include the information required by items 10,11,12,13 and 14 of Part III, originally intended to be incorporated by reference to the information included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing, and this Amendment continues to speak as of the date of the Original Filing.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Nominees for Director

	Age	Position, Principal Occupation, Business Experience and Directorships	Director Since
Lewis Gould	60	Chairman of the Board and Chief Executive Officer of the Company since 1979 (inception).	1979
Emil Vogel(1)(2)	60	President, Tarnow Associates, an executive search firm, since 1982. Director of PubliCARD, Inc. (NASD: CARD), a smart card solutions for educational and corporate campuses company, since 2001.	1997
Christian Nast(1)(2)	71	Chairman, Hartland Pty. Ltd., an investment company, from 2000 to present. Vice Chairman, Chief Executive Officer and President, Rexall Sundown, Inc. (“Rexall”) (NASD: RXSD), a nutritional supplement company from 1995 through 2000. From 1989 to 1995, he was Executive Vice President, North America at Colgate Palmolive Company, a household products company.	1998
Leonard Gould	34	Vice President, National Accounts of the Company, since 1998. Management positions in the Company since 1995. Mr. Gould is the son of Lewis Gould and Susan Gould.	1999
Geary Cotton(2)	51	Consultant to various companies in the area of corporate development since 2001. From 1986 to 2001, Vice President, Treasurer and Chief Financial Officer of Rexall Sundown, a nutritional supplement company.	2002
Robert Feuerzerg	69	Consultant to various companies in the area of corporate development, mergers and acquisitions and finance since 1993. Mr. Feuerzeig is not seeking reelection as a director of the Company.	1999

Other Executive Officers

Executive Officer	Age	Position, Principal Occupation, Business Experience and Directorships
Susan J. Gould	57	Corporate Secretary of the Company since 1979 (inception).
Marc P. Applebaum	47	Senior Vice President, Chief Financial Officer and Treasurer of the Company since March 1997. Senior Vice President of Finance and Control and Assistant Treasurer from December 1993 to March 1997 of Pueblo-Xtra International, Inc., a food retailer based in Florida and Puerto Rico. Audit partner with the international accounting firm of Coopers & Lybrand, from 1991 to 1993.
John Chrzan	67	Senior Vice President, Sales of the Company, since 2001. Management positions in the Company since 1994.
David Greer	36	Vice President, International Operations since 2002. Management positions in the Company since 2000.

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who beneficially own more than ten percent of the Common Stock of the Company (“Ten Percent Owners”) to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. The Company’s directors, executive officers and Ten Percent Owners are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports received by it, the Company believes that during the fiscal year ended February 28, 2003, its directors, executive officers and Ten Percent Owners complied with all applicable filing requirements, except for a Form 4 by each of Geary Cotton, Robert Feuerzeig, Christian Nast, Ernst Ohnell, and Emil Vogel reporting acquisitions of options to purchase shares of Common Stock, in connection with the October 18, 2002 meeting of the Board of Directors, a Form 3 by David Greer, and a Form 3 by Ernst Ohnell, which were filed late.

Item 11. Executive Compensation

The following table presents certain information concerning the compensation received or accrued for services rendered during the fiscal years ended February 28, 2003, February 28, 2002 and February 28, 2001 for the Company’s Chief Executive Officer and the four other highest paid executive officers of the Company in fiscal year 2003 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Compensation						Long-term Compensation
		Salary		Bonus		Other Annual Compensation		Number of Securities Underlying Options
Lewis Gould Chairman and Chief Executive Officer	2003 2002 2001	$435,399 435,383 401,155		$215,000 — —		$19,532 19,532 19,700	(1) (1) (1)	— 90,000 —

Marc P. Applebaum Chief Financial Officer and Treasurer	2003 2002 2001	$220,000 220,000 206,930		$65,000 — —	(3)	$9,019 1,819 2,500	(1) (1) (1)	5,000 16,000 3,500

Leonard Gould Vice President National Accounts	2003 2002 2001	$153,200 127,484 116,422		$35,000 — —		27,813 5,273 1,739	(4) (4) (1)	3,000 8,750 2,500

John Chrzan Senior Vice President Sales	2003 2002 2001	$140,028 142,590 110,217		$10,000 — —		2,096 2,096 2,147	(1) (1) (1)	— 1,500 —

David Greer Vice President International Operations	2003 2002 2001	$135,431 123,414 —	(2)	$19,827 — —		— — —		3,000 5,000 —

(1)	Represents contributions made by the Company under its 401(K) and profit sharing plans, and in the case of Mr. Gould, an automobile allowance in the amount of $18,000, $18,000 and $17,200 in 2003, 2002 and 2001, respectively. In the case of Mr. Applebaum, includes an automobile allowance of $7,200 in 2003.

(2)	Excludes amounts paid to Mr. Greer as General Manager of the Company’s Australian subsidiary prior to his appointment, on August 1, 2001, to a Vice President position with the Company.

(3)	Includes $30,000 previously advanced to Mr. Applebaum in 2001.

(4)	Represents contributions made by the Company under its 401(K) and profit sharing plans and $25,920 and $3,380 in 2003 and 2002, respectively, for tuition reimbursement.

Option Grants in Fiscal 2003

The following table sets forth certain information relating to option grants pursuant to the Company’s Omnibus Stock Plan of 1996 in the fiscal year ended February 28, 2003 to the Named Executive Officers:

Option Grants in Last Fiscal Year

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
Marc P. Applebaum	5,000	40.0%	$4.45	7/12/12	$30,689	$62,047
Leonard Gould	3,000	24.0%	$4.45	7/12/12	$18,413	$37,228
David Greer	3,000	24.0%	$4.45	7/12/12	$18,413	$37,228

(1)	Potential realizable value is based on the assumed growth rates for the option term. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised; therefore, there is no assurance the value realized by an executive will be at or near the amounts reflected in this table.

Option Values as of February 28, 2003

The following table sets forth certain information with respect to the unexercised options to purchase Common Stock granted to the Named Executive Officers. None of the Named Executive Officers exercised any options to purchase Common Stock during the fiscal year ended February 28, 2003.

Name	Number of Securities Underlying Unexercised Options at February 28, 2003		Value of Unexercised In-the-Money Options at February 28, 2003(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Lewis Gould	120,550	13,200	$190,391	$31,284
Marc P. Applebaum	44,620	8,630	$47,639	$20,754
Leonard Gould	18,103	4,897	$18,074	$11,713
John Chrzan	3,505	495	$2,768	$1,302
David Greer	4,340	3,660	$10,840	$8,460

(1)	Based on the public trading price of the Common Stock of $6.50 on February 28, 2003.

401(K) Plan

Effective March 1, 1995, the Company merged, amended and restated its prior defined contribution profit sharing plan and its prior 401(k) plan into a revised plan (the “401(k) Plan”) to provide retirement income to employees of the Company. The prior plans were, and the 401(k) Plan is intended to remain, qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who are at least age 21 and have completed three months of service. It is funded each year by the following contributions: (i) voluntary pre-tax (“salary reduction”) contributions from employees up to a maximum dollar limit set by law (and increased for cost of living changes), (ii) discretionary matching contributions by the Company equal to a percentage of the amount of the employee’s salary reduction contribution, which percentage is to be determined each year by the Company (and may be zero), and (iii) a profit sharing contribution, the amount of which, if any, is determined by the Company in its sole discretion. Upon leaving the Company, each participant is 100% vested with respect to the participant’s contributions and is vested based on years of service with respect to the Company’s matching contributions. Contributions are invested as directed by the participant in investment funds available under the 401(k) Plan. Full retirement benefits are payable to each participant in a single cash payment upon the participant’s retirement, termination of employment, death or disability.

Employment Agreement

Effective May, 2002, the Company entered into an employment agreement with Lewis Gould. The agreement provides that Mr. Gould shall devote his full business time to the Company, may be terminated by the Company for “cause” (as defined in the agreement) and will receive an annual base salary of $435,000 subject to adjustment for cost of living increases and other factors. The agreement provides that Mr. Gould may receive stock options and an annual bonus at the discretion of the Board of Directors. He will also receive lump sum compensation equal to 2.9 times his annual salary and bonus and all insurance and other benefits for the longer of the term of the agreement or three years in the event of his termination following a non-negotiated change in control of the Company. The agreement also provides Mr. Gould with an automobile allowance. The agreement is for a five-year term and is subject to successive one-year renewals thereafter.

Compensation Committee Interlocks and Insider Participation

During fiscal 2003, the fee paid to all non-employee Directors was $2,000 for each meeting of the Board of Directors and $500 for each committee meeting attended. In addition, non-employee directors also receive, for attendance at each board meeting, options to purchase 2,000 shares of the Company’s common stock with an exercise price equal to the fair market value of such common stock on the date of grant. The Directors are also reimbursed for reasonable travel or other out-of-pocket expenses incurred in connection with attending such meetings. No employee of the Company received any additional compensation for his service as a Director.

During fiscal 2003, the members of the Compensation Committee were Christian Nast and Emil Vogel, each of whom is a non-employee director of the Company. Lewis Gould, the Company’s Chairman and Chief Executive Officer, participated in deliberations concerning executive compensation (other than the compensation of the Chief Executive Officer) during the Company’s fiscal year ended February 28, 2003. See “Board Compensation Committee Report on Executive Compensation.”

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Proxy Statement, in whole or in part, the following Board Compensation Committee Report on Executive Compensation and the Performance Graph shall not be incorporated by reference into any such filings.

Board Compensation Committee Report On Executive Compensation

All executive officer compensation for fiscal 2003 (other than the compensation of the Chief Executive Officer) was established by Lewis Gould, the Company’s Chairman of the Board and Chief Executive Officer. In determining executive officer compensation, Mr. Gould took into consideration all factors he deemed relevant, including business conditions in general and in the Company’s line of business, the Company’s performance, and the performance of the specific executive officer under consideration. While the Board of Directors was advised of Mr. Gould’s determinations and Mr. Gould acted after receiving the advice and recommendations of other executive officers, his decisions were not brought to the Board of Directors nor the Compensation Committee for formal action. In addition to salaries and retirement plan contributions, the compensation program for executive officers in fiscal 2003 also included awards of stock options under the Company’s Omnibus Stock Plan of 1996. The awards granted to executive officers during fiscal 2003 under this plan were approved by the Compensation Committee and the Board of Directors. The Board of Directors believes that stock options provide additional incentive to executive officers to continue in the service of the Company and align the interests of executive officers with those of the Company’s stockholders.

The compensation for Mr. Gould was governed by the terms of an employment agreement entered into in May 2002, which provided for an adjustment to his annual salary based on the change in the cost of living index. During fiscal 2003, Mr. Gould’s annual salary was $435,000, and he received an annual discretionary bonus of $215,000. In determining the base salary and bonus to be paid to Mr. Gould, the Compensation Committee considered a number of factors, including the Company’s increase in net profit for the fiscal year and the overall performance of the Company attributable to Mr. Gould’s efforts, business conditions in general, and market compensation for executives with similar background and experience.

As described in this report, Lewis Gould, individually, and the other members of the Compensation Committee determined portions of executive officer compensation for fiscal 2003, respectively. Accordingly, this report is provided by each member of the Compensation Committee who participated in determining 2003 executive officer compensation, and who currently serves as a member of the Company’s Board of Directors.

Emil Vogel

Christian Nast

Performance Graph

The following graph is a comparison of the cumulative total returns for the Company’s Common Stock as compared with the cumulative total return for the NASDAQ Stock Market (U.S.) Index and the Russell 2000 Index. The Securities and Exchange Commission rules provide that the Company may compare its returns to those of issuers with similar market capitalization if the Company does not use a published industry or line-of-business index as a comparison and does not believe it can reasonably identify a peer group. After reasonable inquiry, the Company determined that no existing published industry or line-of-business indexes were applicable to the Company’s business. In addition, the Company was unable to identify a peer group of publicly traded companies to which it believed a reasonable and meaningful comparison could be made. Therefore, the Company determined to compare its returns to those of the Russell 2000 Index, an index which the Company believes includes companies with market capitalizations similar to its own. The graph assumes that $100 was invested in the Company’s Common Stock on February 28, 1998 and in each of the indexes on such date, and that all dividends were reinvested.

	2-28-98	2-28-99	2-29-00	2-28-01	2-28-02	2-28-03
Q.E.P. Co., Inc.	$100	$101	$ 95	$ 59	$ 63	$96
NASDAQ Stock Market (U.S.)	$100	$130	$266	$121	$ 99	$77
Russell 2000	$100	$ 86	$128	$107	$107	$83

The Company cautions that the stock price performance shown in the graph above should not be considered indicative of potential future stock price performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as to the Company’s Common Stock beneficially owned on June 20, 2003, by (i) each director and director nominee, (ii) each Named Executive Officers (as defined below) in the Summary Compensation Table, (iii) all directors and Executive Officers of the Company as a group, and (iv) any person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock outstanding. Beneficial ownership means sole or shared voting power or investment power with respect to a security. The Company has been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Number	Percent
Lewis Gould(2)	1,701,698	48.8%
Susan J. Gould(3)	437,190	13.0%
Private Management Group(4) 20 Corporate Park, Suite 400, Irving, CA 92606	429,548	12.6%
First Wilshire Securities Management, Inc. (4) 600 South Lake Street, Suite 100, Pasadena, CA 91106	180,500	5.3%
Marc P. Applebaum(5)	46,745	1.4%
Leonard Gould(5)	21,603	*
Christian Nast(6) 56 Creampot Road, Hartland, Vermont 05048	33,660	1.0%
Emil Vogel(7) 649 Hyslip Avenue, Westfield, New Jersey 07090	21,160	*
Geary Cotton 615 Idlewyld Drive, Fort Lauderdale, Florida 33301	—	*
Robert Feuerzeig(8) 33B Southport Lane, Boynton Beach, Florida 33436	14,160	*
Ernst Ohnell(9) 75 Khakum Wood Road, Greenwich, Connecticut 06831	99,570	3.0%
John Chrzan(5)	3,505	*
David Greer(5)	4,340	*
All directors and executive officers as a group (10 persons)(10)	1,999,479	55.2%

*	Less than 1%.
(1)	Unless otherwise specified, the address of each person in this table is c/o Q.E.P. Co., Inc., 1081 Holland Drive, Boca Raton, Florida 33487.

(2)	Includes 384,152 shares of Common Stock held by Mr. Gould as Trustee of a voting trust for the benefit of Susan J. Gould. Mr. Gould has the right to vote such shares until March 15, 2012 pursuant to the terms of a voting trust agreement and a right of first refusal to acquire any shares of Common Stock subject to the voting trust at a price equal to the then prevailing market price of the Common Stock. Includes 50,000 shares granted to Mr. Gould in May 2003 by the Company in exchange for his guaranty of certain indebtedness of the Company. Includes 70,550 shares, which may be acquired within 60 days through the exercise of stock options granted under the Company’s Omnibus Stock Plan of 1996. Includes options for 50,000 shares, which may be acquired within 60 days through the exercise of stock options granted in July 2001 outside of the Company’s Omnibus Stock Plan of 1996.
(3)	Includes 384,152 shares of Common Stock held by Mr. Lewis Gould as trustee of a voting trust for the benefit of Susan J. Gould. Mr. Gould has the right to vote such shares until March 15, 2012 pursuant to the terms of a voting trust agreement and has a right of first refusal to acquire any shares of Common Stock subject to the voting trust at a price equal to the then prevailing market price of the Common Stock. Includes 3,750 shares, which may be acquired within 60 days through the exercise of stock options granted under the Company’s Omnibus Stock Plan of 1996. In May 1998, the Board of Directors authorized the Company to repurchase from Ms. Gould, from time to time, up to 1,000 shares of Common Stock per month at a price per share equal to $.50 less than the closing price of the Common Stock on the date of repurchase. Ms. Gould is not obligated to sell any shares of Common Stock to the Company. However, as of June 20, 2003, Ms. Gould has sold a total of 78,000 shares to the Company.
(4)	As reported in the most recent Schedule 13G filed by the respective company.
(5)	In the case of Messrs. Applebaum, Gould, Chrzan and Greer, the amount includes 44,620, 18,103, 3,505 and 4,340 shares, respectively, which may be acquired within 60 days through the exercise of stock options granted under the Company’s Omnibus Stock Plan of 1996.
(6)	Includes 21,160 shares, which may be acquired within 60 days through the exercise of stock options granted under the Company’s Omnibus Stock Plan of 1996.
(7)	Includes 21,160 shares, which may be acquired within 60 days through the exercise of stock options granted under the Company’s Omnibus Stock Plan of 1996.
(8)	A director not seeking reelection and includes 10,760 shares, which may be acquired within 60 days through the exercise of stock options granted under the Company’s Omnibus Stock Plan of 1996.
(9)	A director not seeking reelection and includes 5,320 shares, which may be acquired within 60 days through the exercise of stock options granted under the Company’s Omnibus Stock Plan of 1996. Mr Ohnell resigned from the Board of Directors effective May 30, 2003.
(10)	Includes 265,768 shares, which may be acquired within 60 days through the exercise of stock options granted under the Company’s Omnibus Stock Plan of 1996.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted Average Exercise Price Of Outstanding Options	Number Of Securities Remaining Available For Future Issuance Under The Equity Compensation Plan (Excluding Securities Reflected In The First Column)
Equity Compensation Plan Approved by Security Holders(1)	336,113	$5.29	91,875
Equity Compensation Plan Not Approved by Security Holders	50,000	$4.00	0

(1)	This plan is the Company’s Omnibus Stock Plan of 1996.

(2)	Represents shares granted to Mr.Lewis Gould in July 2001 outside of the Company’s Omnibus Stock Plan of 1996.

Item 13. Certain Relationships and Related Transactions

Ernst Ohnell, a director during the 2003 fiscal year who is not seeking reelection, received compensation in the amount of $16,000 for providing operational advisory services to the Company during fiscal 2003. Further, Mr. Ohnell is a limited partner in HillStreet Capital, a firm that, in April 2001, refinanced a portion of the Company’s subordinated debt. The Company borrowed $4,500,000 from HillStreet in April 2001, and this amount was repaid to HillStreet in May 2003. Mr Ohnell resigned from the Board of Directors effective May 30, 2003.

In May 2003, in connection with a $4.5 million term loan entered into by the Company and its current lenders, Lewis Gould, the Company’s Chairman and Chief Executive Officer, agreed to personally guaranty up to $3.0 million of such debt. The proceeds of the loan were used by the Company to repay its then existing subordinated indebtedness to HillStreet Capital. In return for the guaranty, the Company issued 50,000 shares of its common stock held as treasury stock to Mr. Gould. The Company also agreed to indemnify Mr. Gould in the event he was required to pay money to the Lenders pursuant to the guaranty. Based on an independent appraisal, the value of these shares was determined to be $275,000 or $5.50 per share.

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

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Represents on Form 8-k.

Exhibit Number	Description of Document

99.1	Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall be treated as accompanying this Amendment No. 1 to the Annual Report on Form 10-K and shall not be deemed as filed as part of the Report.

99.2	Certification by Marc Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall be treated as accompanying this Amendment No. 1 to the Annual Report on Form 10-K and shall not be deemed as filed as part of the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, Florida, State of Florida, on June 25, 2003.

Q.E.P. CO., INC.

By:	/s/ LEWIS GOULD
Lewis Gould
Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lewis Gould and Mac Applebaum and each of them his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes, as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LEWIS GOULD Lewis Gould	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2003

/s/ MARC APPLEBAUM Marc Applebaum	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2003

/s/ ROBERT FEUERZEIG Robert Feuerzeig	Director	June 25, 2003

/s/ EMIL VOGEL Emil Vogel	Director	June 25, 2003

/s/ CHRISTIAN NAST Christian Nast	Director	June 25, 2003

/s/ LEONARD GOULD Leonard Gould	Director	June 25, 2003

/s/ GEARY COTTON Geary Cotton	Director	June 25, 2003

CERTIFICATIONS

I, Lewis Gould, Chairman of the Board of Directors and Chief Executive Officer of Q.E.P. Co., Inc., certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Q.E.P. Co., Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

DATE: June 25, 2003

/s/ LEWIS GOULD
Chairman, Chief Executive Officer and Director

I, Marc P. Applebaum, Senior Vice President and Chief Financial Officer of Q.E.P. Co., Inc., certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Q.E.P. Co., Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

DATE: June 25, 2003

/s/ MARC P. APPLEBAUM
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

99.1	CEO Certification

99.2	CFO Certification