Form 10-Q
period 2003-05-31
QEP CO INC
filed 2003-07-14
CIK 1017815

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2003

Commission file number: 0-21161

Q.E.P. CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2983807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1081 Holland Drive Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip code)

(561) 994-5550

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of July 14, 2003: 3,397,090 shares of common stock, par value $0.001 per share.

Q.E.P. CO., INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2003 AND FEBRUARY 28, 2003

	May 31, 2003	February 28, 2003
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$652,916	$304,453
Accounts receivable, less allowance for doubtful accounts of approximately $341,000 and $354,000 as of May 31, 2003 and February 28, 2003, respectively	21,148,736	20,548,282
Inventories	26,543,819	28,386,525
Prepaid expenses	1,731,459	1,861,999
Deferred income taxes	598,876	598,876

Total current assets	50,675,806	51,700,135
Property and equipment, net	6,420,815	6,443,379
Deferred income taxes	1,067,194	1,216,913
Intangible assets, net	12,473,479	12,350,911
Other assets	984,686	814,020

Total Assets	$71,621,980	$72,525,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit	$20,877,060	$20,339,721
Current maturities of long term debt	2,637,619	2,818,148
Acquisition notes payable	729,605	839,326
Accounts payable	10,116,384	12,499,204
Accrued liabilities	3,657,419	3,393,251

Total current liabilities	38,018,087	39,889,650
Notes payable	6,432,489	6,582,680
Acquisition notes payable	1,077,705	1,171,795
Deferred income taxes	590,638	590,638
Warrant put liability	1,307,918	1,175,300
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at May 31, 2003 and February 28, 2003	336,660	336,660
Common stock, 20,000,000 shares authorized, $.001 par value; 3,384,590 shares and 3,381,190 shares issued and outstanding at May 31, 2003 and February 28, 2003, respectively	3,385	3,381
Additional paid-in capital	9,095,922	9,068,703
Retained earnings	16,244,564	15,838,522
Cost of stock held in treasury	(245,485)	(436,170)
Accumulated other comprehensive income	(1,239,903)	(1,695,801)

	$24,195,143	$23,115,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,621,980	$72,525,358

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MAY 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended
	May 31, 2003	May 31, 2002
Net Sales	$34,710,448	$31,190,454
Cost of goods sold	22,759,925	20,792,353

Gross profit	11,950,523	10,398,101

Costs and expenses
Shipping	3,282,273	2,663,262
General and administrative	2,957,188	2,617,075
Selling and marketing	3,627,034	3,288,841
Other expense	641,507	115,405

	10,508,002	8,684,583

Operating income	1,442,521	1,713,518
Interest income	195	641
Interest expense	(725,527)	(457,370)

Income before provision for income taxes and cumulative effect of change in accounting principle	717,189	1,256,789
Provision for income taxes	(305,761)	(543,021)

Net income before cumulative effect of change in accounting principle	411,428	713,768
Cumulative effect of change in accounting principle	—	(3,047,788)

Net Income (loss)	$411,428	$(2,334,020)

Earnings (loss) per common share – basic and diluted:
Earnings before cumulative effect of change in accounting principle	$0.12	$0.21
Cumulative effect of change in account principle	—	(0.89)

Earnings (loss) per common share – basic and diluted	$0.12	$(0.68)

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended
	May 31, 2003	May 31, 2002
Cash flows from operating activities:
Net income (loss)	$411,428	$(2,334,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	3,047,788
Depreciation and amortization	1,157,700	445,870
Change in fair value of warrant put liability	132,618	125,000
Gain on sale of property and equipment	(157,816)	—
Deferred income taxes	149,719	121,443
Bad debt expense	48,403	112,158
Changes in assets and liabilities:
Accounts receivable	(482,768)	602,405
Inventories	1,914,224	(1,264,466)
Prepaid expenses	67,834	242,916
Other assets	(130,629)	(99,290)
Accounts payable and accrued liabilities	(2,344,109)	293,662

Net cash provided by operating activities	766,604	1,293,466

Cash flows from investing activities
Proceeds from sale of property and equipment	245,362	—
Capital expenditures	(312,338)	(227,730)

Net cash used in investing activities	(66,976)	(227,730)

Cash flows from financing activities:
Net borrowings under lines of credit	537,339	312,954
Borrowings of long term debt	4,500,000	—
Repayments of long term debt	(5,389,909)	(488,420)
Repayments of acquisition debt	(132,401)	(120,000)
Purchase of common treasury stock	(21,000)	—
Proceeds from exercise of stock options	13,707	—
Dividends	(5,387)	(5,584)

Net cash used in financing activities	(497,651)	(301,050)

Cumulative currency translation adjustment	146,486	(280,829)

Net increase in cash	348,463	483,857
Cash and cash equivalents at beginning of period	304,453	435,320

Cash and cash equivalents at end of period	$652,916	$919,177

Supplemental disclosure of cash flow information
Interest paid	$796,948	$434,754
Income taxes paid	$334,854	$215,750

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 2003, of Q.E.P. Co., Inc. (the “Company”) as filed with the Securities and Exchange Commission. The February 28, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended May 31, 2003 are not necessarily indicative of the results for the full fiscal year ending February 29, 2004.

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. The Company has adopted the disclosure-only provision of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, which permits the Company to account for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.

The Company continues to account for options issued under the intrinsic value method of APB 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and diluted earnings (loss) per share for the three months ended May 31, 2003 and 2002 would have been as follows:

	First Quarter Ended May 31,
	2003	2002
	(In Thousands, Except Per Share Data)
Net income (loss)
As reported	$411	$(2,334)
Pro forma	$337	$(2,358)

Net income (loss) per share
As reported	$0.12	$(0.68)
Pro forma	$0.10	$(0.70)

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market.

Inventories are comprised of the following:

	May 31, 2003	February 28, 2003
Raw materials and work-in process	$3,782,876	$3,881,804
Finished goods	22,760,943	24,504,721

	$26,543,819	$28,386,525

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

For the three months ended May 31, 2003 and 2002 the weighted average number of basic shares of common stock outstanding amounted to 3,382,323 and 3,381,190, respectively. For the three months ended May 31, 2003 and 2002, the weighted average number of diluted shares of common stock outstanding amounted to 3,459,154 and 3,444,228, respectively.

Note 4. Comprehensive Income

The Company records comprehensive income in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. During the first quarter of fiscal 2004 and fiscal 2003, the Company’s comprehensive income totaled $867,326 and $884,232, respectively, before the effect of a change in accounting principle of a loss of approximately $3,047,788 in fiscal 2003.

Note 5. Debt Refinancing

In November 2002, the Company entered into a revolving credit and term loan facility agreement with two United States of America financial institutions. Under the terms of the agreement the Company, on May 12, 2003, having met certain conditions, entered into a second term loan in the amount of $4,500,000. The proceeds of this loan were used to refinance the Company’s $4,500,000 subordinated credit facility with HillStreet Fund LP (“HillStreet”). The repayment included a 6% prepayment penalty. Accordingly, the Company recorded this amount in interest expense and the amortization of the remaining discount and other related fees totaling approximately $617,000 were recorded in other expense. The second term financing requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to $3,000,000 of this loan, provided, however, that the guarantor’s potential liability under the guaranty decreases in an amount equal to each payment made by the Company. In connection with the guaranty, the Company’s board of directors approved an agreement whereby the Company granted the Chairman 50,000 shares of common stock and agreed to indemnify him to the extent of all payments made by the Chairman to the lenders pursuant to the guaranty. Based on an independent appraisal, the value of the common stock grant was determined to be $275,000 or $5.50 per share. This amount has been recorded as an asset and will be amortized over the life of the related debt.

Note 6. Recent Accounting Pronouncements

In December 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on the financial statements of the Company. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on the Company’s financial statements.

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 affects the issuer’s accounting for three types of freestanding financial instruments.

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

Note 7. Goodwill and Other Intangible Assets

In March 2002, the Company applied the provisions of SFAS 142 and performed a transitional fair value based impairment test. Based on the impairment test, the Company recognized a non-cash adjustment to earnings of approximately $3,048,000 in August 2002, effected as of March 1, 2002, to reduce the carrying value of goodwill related to the Company’s European and South American subsidiaries. Under SFAS 142, the impairment was reflected as a cumulative effect of a change in accounting principle. The Company will perform an impairment evaluation on an annual basis during the second quarter of each fiscal year to be effective as of the beginning of each fiscal year.

Components of other intangible assets not subject to amortization include $10,240,062 and $10,096,318 at May 31, 2003 and February 28, 2003, respectfully, allocated to goodwill. The components of the Company’s intangible assets subject to amortization are as follows:

	Average Life	May 31, 2003		February 28, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	20 years	$2,373,722	$(447,695)	$2,368,190	$(418,572)
Other Intangibles	5 years	507,966	$(200,576)	492,873	$(187,898)

		$2,881,688	$(648,271)	$2,861,063	$(606,470)

Amortization expense for intangible assets during the first quarter of fiscal 2004 and 2003 was $79,901 and $109,453, respectively.

The following table provides information regarding estimated amortization expense for each of the following fiscal years ending February 28 or 29:

2004	$155,160
2005	$129,834
2006	$129,834
2007	$129,794
2008	$127,794
2009	$127,794

Note 8. Contingent Liabilities

Environmental Matters – The Company owns or operates, or has owned or operated, properties that are, or have been, used for industrial purposes. Use of these properties may subject the Company to potential liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as a result of exposures to, or release of, hazardous substances. The major environmental laws to which the Company may be subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the “Superfund Law”). CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for disposal of, hazardous substances.

The Company is not aware of any environmental liability with respect to its properties and operations that would have a material adverse effect on the Company’s business, assets, or results of operations. There can be no assurance, however, that such a material environmental liability does not exist. As has been discussed in the Company’s prior filings with the Securities and Exchange Commission, the Company has received notice from the Environmental Protection Agency (“EPA”) that certain of the Company’s subsidiaries may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. Additionally, one of the Company’s inactive subsidiaries has been named as a defendant in two suits relating to the alleged disposal of hazardous substances in Dayton, Ohio and Kalamazoo, Michigan by an alleged predecessor entity. At this time, the Company is not certain, and does not have sufficient information to determine, whether any of the Company’s subsidiaries or affiliates are responsible for, or are successors in interest to parties allegedly responsible for, environmental contamination at any of the sites referenced above. A more detailed discussion of the Company’s environmental matters is included in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended February 28, 2003 and the Company’s Quarterly Report for the quarter ended May 31, 2003, each filed with the Securities and Exchange Commission.

Note 9. Reclassification

Certain amounts in the fiscal 2003 presentation have been reclassified to conform to the fiscal 2004 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Q.E.P. Co., Inc. (the “Company”) manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market. The Company markets over 3,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet, and wood flooring. The Company’s products are sold through home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional and original equipment manufacturers. Dollar figures set forth below are rounded to the nearest thousand.

A summary of significant accounting policies followed by the Company is set forth in Note B to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended February 28, 2003, which is incorporated herein by reference.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”; or “estimate” and other words of similar meaning. In particular, such statements include statements relating to the adequacy of the Company’s liquidity sources to meet the Company’s working capital needs and anticipated expenditures; the Company’s ability to increase the amount of sales of its products, and the ability of the Company to continue its strong performance and that of its products and to increase stockholder returns. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures which could prove to be different than expected, the Company’s dependence upon a limited number of customers for a substantial portion of its sales, the Company’s continued success of initiatives with the Home Depot and Lowe’s, the success of the Company’s marketing, sales efforts, improvements in productivity and cost reductions, including inventory reductions, the absence of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition, the Company’s ability to maintain and improve its brands, the Company’s reliance upon two major foreign suppliers, the Company’s reliance upon other suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company’s products among existing and potential new customers, the Company’s dependence upon the efforts of Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel, the Company’s ability to successfully integrate new management personnel into the Company, the Company’s ability to accurately predict the number and type of employees required to conduct its European and South American operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers, the Company’s belief that there will be no future adverse effect on the fair value of the Company’s assets in accordance with the provisions of SFAS 142 nor in connection with the environmental matters more fully described in Part II, Item 1—Legal Proceedings and other risks and uncertainties described elsewhere herein. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Results of Operations

Three months ended May 31, 2003 compared to three months ended May 31, 2002

Net sales for the three months ended May 31, 2003 (the “fiscal 2004 period”) were approximately $34,710,000 compared to $31,190,000 for the three months ended May 31, 2002 (the “fiscal 2003 period”), an increase of $3,520,000 or 11.3%. This increase is principally the result of an increase in sales to the home center customer base in North America, Australia and Europe offset partially by declines in the Company’s domestic distributor customer base. Selling prices remained relatively stable during the comparable periods. Additionally, in June 2002, the Company acquired an Australian distribution company and this acquisition accounted for approximately $1,465,000 of the increase in the fiscal 2004 period sales.

Gross profit for the fiscal 2004 period was approximately $11,951,000 compared to $10,398,000 for the fiscal 2003 period, an increase of $1,553,000 or 14.9%. As a percentage of net sales, gross profit increased to 34.4% in the fiscal 2004 period from 33.3% in the fiscal 2003 period. This increase was primarily the result of a change in product mix towards higher margin product principally to the Company’s domestic home center customer base. Additionally, the Company experienced an increase in gross margin at its Australian and European subsidiaries resulting principally from favorable exchange rates on product costs. Further, the Company continued its initiative to shift its customers to higher margin products.

Shipping expenses for the fiscal 2004 period were approximately $3,282,000 compared to $2,663,000 for the fiscal 2003 period, an increase of $619,000 or 23.2%. As a percentage of net sales, these expenses increased to 9.5% in the fiscal 2004 period from 8.5% in the fiscal 2003 period, primarily as a result of increases in personnel and related costs resulting from the increase in sales volume, a decrease in the Company’s average order size and increases in rates charged by common carriers principally to the domestic distribution trade. The actual increase is principally the result of the increase in personnel and related costs, together with the higher sales volume. Additionally, the newly acquired Australian distributor accounted for approximately $128,000 of the actual increase in the fiscal 2004 period.

General and administrative expenses for the fiscal 2004 period were approximately $2,957,000 compared to $2,617,000 for the fiscal 2003 period, an increase of $340,000 or 13.0%. As a percentage of net sales, these expenses increased slightly to 8.5% in the fiscal 2004 period from 8.4% in the fiscal 2003. This increase and the actual increase was primarily related to increases in personnel and related costs, information technology costs, higher insurance costs and approximately $101,000 as a result of the Australian distributorship acquisition.

Selling and marketing costs for the fiscal 2004 period were approximately $3,627,000, compared to $3,289,000 for the fiscal 2003 period, an increase of $338,000 or 10.3%. As a percentage of net sales, these expenses decreased slightly to 10.4% in the fiscal 2004 period from 10.5% in the fiscal 2003 period primarily as a result of certain fixed costs being absorbed by a higher sales volume. The actual increase was primarily due to increased commissions and marketing fees paid to the home center customers, principally resulting from the higher sales volume. Further, the newly acquired Australian distributorship accounted for approximately $138,000 of the actual fiscal 2004 increase.

Other expenses for the fiscal 2004 period includes, among other things, approximately $617,000 resulting from the early repayment of certain subordinated indebtedness and approximately $133,000 of expense resulting from the change in the Warrant Put Liability, offset by an approximate $158,000 net gain on the sale of assets at the Company’s foreign subsidiaries. In the fiscal 2003 period, Other expense was principally the result of a change in the Warrant Put Liability amounting to $125,000.

Interest income was insignificant for the fiscal 2004 and fiscal 2003 periods. Interest expense increased by $269,000 to $726,000 in the fiscal 2004 period compared to $457,000 in the fiscal 2003 period primarily as a result of penalty interest paid of $270,000 relating to the early repayment of the Company’s subordinated indebtedness offset by a reduction in the amount of the Company’s total outstanding indebtedness and a decrease in the borrowing rate applied to the Company’s debt.

Provision for income taxes was approximately $306,000 in the fiscal 2004 period compared to $543,000 in the fiscal 2003 period, a decrease of $237,000 or 43.6%. The estimated effective tax rate was approximately 42.6% and 43.2% for the fiscal 2004 and fiscal 2003 periods, respectively. The estimated effective tax rate is based upon the most recent effective tax rates available.

Net income for the fiscal 2004 period, excluding approximately $566,000 of after tax expense relating to the early repayment of certain subordinated indebtedness described elsewhere herein was approximately $977,000 compared to approximately $714,000, exclusive of the cumulative effect of a change in accounting principle, for the fiscal 2003 period, an increase of approximately $263,000 or 36.8%. Considering the above qualifications and analysis of changes in expenses outlined above, net income as a percentage of net sales increased to 2.8% in the fiscal 2004 period from 2.3% in the fiscal 2003 period. The Company’s management believes that the financial results the Company would have achieved without the one-time charges related to the prepayment of its subordinated debt is meaningful to investors because it provides a consistent comparison with prior period results.

Exclusive of the above qualifications for the fiscal 2004 period, net income for the fiscal 2004 period decreased to $411,000 from $714,000 in the fiscal 2003 period, a decrease of $303,000 or 42.4%. Net income as a percentage of net sales decreased to 1.2% in the fiscal 2004 period from 2.3% in the fiscal 2003 period for the reasons outlined above.

Liquidity and Capital Resources

Working capital as of May 31, 2003 increased to approximately $12,658,000 from approximately $11,810,000 at February 28, 2003, an increase of $848,000 primarily as a result of an increase in the Company’s operations, as adjusted for non-cash charges, offset by capital expenditures, repayment of long-term debt and the purchase of treasury stock. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

Net cash provided by operating activities during the fiscal 2004 period was $767,000 compared to $1,293,000 during the fiscal 2003 period. The change was primarily due to an increase in the Company’s operations, as adjusted for non-cash charges and a decrease in inventory offset by a decrease in accounts payable for the comparable prior fiscal period. Net cash used in investing activities was $67,000 in the fiscal 2004 period compared to $228,000 for the fiscal 2003 period. Cash paid in the fiscal

2004 period for capital expenditures increased by approximately $85,000 from the fiscal 2003 period amount of approximately $228,000. This increase was offset by the proceeds realized from the sale of certain assets in the fiscal 2004 period amounting to approximately $245,000.

Net cash used in financing activities was $498,000 during the fiscal 2004 period compared to $301,000 in the fiscal 2003 period. In addition to the approximately $21,000 purchase of treasury stock in the fiscal 2004 period, the change relates principally to the repayment of long term notes payable and acquisition debt offset by an increase in short term borrowings.

In November 2002 the Company entered into an amended and restated loan agreement with its existing lender. Under the terms of the agreement the Company obtained a $4 million dollar term loan, which was used to refinance its existing two term loans with this lender and provide additional working capital. Under the terms of the new loan, which will mature in 2007, the Company will pay $400,000 per quarter during the first year of the loan and $200,000 per quarter thereafter. The agreement, which now includes another financial institution as a participant, also increased the Company’s borrowing capacity under a revolving loan facility to $23 million under the same formula for eligible accounts receivable and inventory that currently exists for the Company. The term loan and the revolver have an interest rate that ranges from LIBOR plus 1.50% to LIBOR plus 2.25% and are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At May 31, 2003, the rate was LIBOR (1.32% at May 31, 2003) plus 1.5% and the Company had approximately $2,330,000 available for future borrowings under its revolving loan facility net of approximately $421,000 in outstanding letters of credit.

Prior to the November financing, the Company’s revolver provided borrowings for up to $20 million. Interest on this revolver and one of its term loans ranged from LIBOR plus 1.75% to LIBOR plus 2.50%. The Company also had a second term note, which it obtained in April 2001, at an interest rate of LIBOR plus 2.75%. Both of these term notes were repaid as a result of the November 2002 refinancing.

The lending institutions have also agreed to refinance the Company’s mortgage loan in Canada and to finance the Company’s expansion of this facility. The mortgage refinancing will be for 80% of the as-built appraisal, is expected to be approximately $1.4 million, will amortize based on a 15-year period and will mature in October 2007 and will bear an interest rate of LIBOR plus 2.00%. The Company has not closed on the mortgage loan as of July 14, 2003.

Finally, under the terms of the agreement, the lending institutions provided the Company approximately $4.5 million in a second term financing to refinance its existing subordinated debt facility with HillStreet Fund LP (“Hillstreet”). This financing became available to the Company in May of 2003. Accordingly, on May 12, 2003, the Company exercised this facility and repaid the then existing subordinated debt with HillStreet together with a prepayment premium of 6% and all accrued interest. The 6% prepayment penalty amounted to $270,000 and such amount is included in interest expense in the Condensed Consolidated Statement of Income for the three months ended May 31, 2003. This facility requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to a maximum of $3,000,000 of this loan, provided however, that the guarantor’s potential liability under the guaranty decreases in an amount equal to each payment made by the Company. In connection with the guaranty, the Company’s board of directors approved an agreement whereby the Company granted the Chairman 50,000 shares of common stock and agreed to indemnify him to the extent of all payments made by the Chairman to the lenders pursuant to the guaranty.

The Company’s Chilean subsidiary has a revolving credit facility with a financial institution which permits borrowings of up to $50,000 with interest at 18% per year. The facility is secured by a standby letter of credit given by the Company. This facility expires on November 30, 2003 and, at May 31, 2003, the Chilean subsidiary had approximately $37,000 of the facility available for future borrowings.

The Company’s Australian subsidiary has a foreign payment facility which allows it to borrow against a certain percentage of inventory and accounts receivable. At May 31, 2003 the maximum permitted borrowing was approximately $650,000, of which approximately $35,000 was not utilized.

In connection with an acquisition in July 2002, the Company’s Australian subsidiary entered into a new loan facility with an Australian financial institution to provide financing of up to AUD$ 2,500,000 (approximately US $1,300,000). This facility includes a term facility and a short-term foreign and domestic facility that will be used to provide the capital necessary for acquisitions and general working capital purposes. The term facility expires in June 2005 and requires quarterly payments of AUD $25,000 (approximately US $16,000) and a final balloon payment. In July 2002, approximately AUD $1,298,000 (approximately US $715,000) of this facility was used to provide financing for the acquisition of an Australian distributor and, in addition, the Company issued a note to the related seller in the approximate amount of AUD $1,445,000 (approximately US $795,500). This note requires monthly payments in the amount of approximately $17,500 through December 2006 with interest at 6.5%.

On April 5, 2001 the Company entered into a new $4,500,000 subordinated credit facility with HillStreet. This facility bore an interest rate of 15% per annum and originally was scheduled to mature on April 5, 2007. Equal quarterly payments of $562,500 were required beginning on July 1, 2005. The agreement also provided for an additional 3% interest if the Company did not meet certain financial covenants. The Company repaid the existing debt under this subordinated credit facility on May 12, 2003, as previously discussed. The Company also issued, in 2001, in connection with this subordinated credit facility to HillStreet, 325,000 10-year warrants (the “Put Warrants”) which have an exercise price of $3.63 per share, and which remain outstanding after repayment of the associated debt. These warrants can be put to the Company on and after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may call these warrants on and after April 5, 2007 based on the same criteria. The Company has recorded a liability for the Put Warrants based on an independent appraisal. The Company reviews the value of the Put Warrants on a quarterly basis. The value is based on the greater of the fair value or a calculated value as defined in the warrant agreement. Any change to the fair value of the Put Warrants is being recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The original discount of the subordinated credit facility was being amortized over the life of the debt; however, due to the payment of the debt as discussed above, the remaining unamortized discount was expensed in May 2003.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three unsecured notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company’s prevailing borrowing rate. In October 2002, the Company paid $50,000 and, in May 2003, amended the agreement to provide for full payment on, October 10, 2004, of the remaining $250,000 due as of May 31, 2003. Interest on the extended payment is payable quarterly at 7%. The second note, in the principal amount of $825,000, is payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance was paid over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 is due in December, 2003. The amount outstanding on this note as of May 31, 2003 was $200,000. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of May 31, 2003 was $720,000.

In October 2000, the Company entered into an agreement to purchase its Bramalea, Ontario, Canada facility for approximately $988,000. In connection with this purchase, the Company paid approximately $318,000 in cash and obtained a loan for the balance from a Canadian lending institution of approximately $670,000 payable over ten years at an interest rate to be set annually (6.25% as of May 31, 2003). At May 31, 2003, the outstanding balance of this loan was approximately $560,500 and required payments are approximately $6,400 per month.

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

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The notes to the financial statements include a summary of significant accounting policies used in the preparation of the consolidated financial statements (see Note B) to the Company’s annual report filed on Form 10K with the SEC on May 28, 2003, which is incorporated herein by reference.

The Company believes that the following critical accounting policies affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

Income Taxes

The Company is required to estimate income tax in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with accessing temporary differences resulting from the different treatment of items for book and tax purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s Condensed Consolidated Balance Sheet. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts each year-end. The Company must then consider the likelihood that the deferred tax asset will be recoverable from future taxable income and to the extent that the Company believes that recoverability is not likely, the Company establishes a valuation allowance.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company averaged approximately $26,000,000 of variable rate debt during the three months ended May 31, 2003. If interest rates would have increased by 10%, the effect on the Company would have been an increase to interest expense of approximately $33,000.

On April 5, 2001, in connection with the consummation of a loan transaction, the Company issued warrants to HillStreet Fund LP to purchase up to 325,000 shares of the Company’s common stock at an exercise price of $3.63 per share (the “Put Warrants”). The Put Warrants are exercisable until April 5, 2011 and contain put and call provisions. If the price of a Put Warrant changes by $0.10, the effect on the Company would be an adjustment to earnings of $32,500.

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

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

On June 30, 2003 the Company became aware that one of its inactive subsidiaries, Roberts Holdings International, Inc. (“Roberts Holding”), was named as a third party defendant in a case currently pending before the United States District Court for the Western District of Michigan. The third party plaintiff has alleged that Roberts Holding is a successor to a company known as Roberts Consolidated Industries, Inc. and is required to indemnify previous owners for costs associated with the clean up of property in Kalamazoo, Michigan (the “Kalamazoo Litigation”).

Roberts Holding was also named as a defendant in an environmental proceeding originally filed in the United States District Court for the Southern District of Ohio, Western Division, relating to alleged disposal of hazardous substances at a site in Dayton, Ohio more than thirty years ago (the “Dayton Litigation”). As previously disclosed in connection with the Dayton Litigation, the Company believes that Roberts Holding may in fact be a successor in interest to an entity known as “Roberts Consolidated” as a result of multiple transactions occurring between the years of 1970 and 1987. During this period, however, several companies operated under the names “Roberts” and “Roberts Consolidated”, or some derivation thereof. Certain of the “Roberts” entities are, or may be, related to affiliates or subsidiaries of the Company, while others are not affiliated with the Company or its subsidiaries at all. At this time, the Company is involved in discovery and is attempting to secure documents and testimony to determine whether Roberts Holding or any of the Company’s affiliates are successors to “Roberts Consolidated” and whether unrelated entities may be responsible for any liability either as a successor or indemnitor.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company(1)

3.2	By-Laws of the Company(2)

4.1	Specimen Common Stock Certificate(1)

4.1.1	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering(1)

99.1	Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Marc Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477).

(2)	Incorporated by reference to Exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 8, 1997.

(b)	Reports on Form 8-K

A Form 8-K was filed on April 23, 2003, announcing the issuance of a press release setting forth the Company’s results for the fiscal 2003 fourth quarter and full year ended February 28, 2003.

A Form 8-K was filed on July 9, 2003, announcing the issuance of a press release setting forth the Company’s results for the fiscal 2004 first quarter and the condensed balance sheet as of May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Q.E.P. CO., INC.

Dated: July 14, 2003	By:	/s/ LEWIS GOULD
Lewis Gould Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: July 14, 2003	By:	/s/ MARC P. APPLEBAUM
Marc P. Applebaum Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Lewis Gould, Chairman of the Board of Directors and Chief Executive Officer of Q.E.P. Co., Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Q.E.P. Co., Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: July 14, 2003

/s/ LEWIS GOULD
Lewis Gould Chairman, Chief Executive Officer and Director

CERTIFICATION

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

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: July 14, 2003

/s/ MARC P. APPLEBAUM
Marc P. Applebaum Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

99.1	Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Marc P. Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.