Form 10-Q
period 2003-08-31
QEP CO INC
filed 2003-10-14
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended August 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,404,723 SHARES ($.001 PAR VALUE)

AS OF OCTOBER 14, 2003

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from our audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2003 AND FEBRUARY 28, 2003

	August 31, 2003	February 28, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,163,266	$304,453
Accounts receivable, less allowance for doubtful accounts of $346,000 and $354,000 at August 31, 2003 and February 28, 2003, respectively	21,074,960	20,548,282
Inventories	23,741,681	28,386,525
Prepaid expenses	1,533,308	1,861,999
Deferred Income Taxes	598,876	598,876

Total current assets	48,112,091	51,700,135

Property and equipment, net	6,598,165	6,443,379

Deferred income taxes	917,475	1,216,913
Goodwill	10,222,897	10,096,318
Other intangible assets, net	2,193,724	2,254,593
Other assets	851,751	814,020

TOTAL ASSETS	$68,896,103	$72,525,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit	$15,939,560	$20,339,721
Acquisition notes payable	727,904	839,326
Current maturities of long term debt	2,841,840	2,818,148
Accounts payable	10,408,970	12,499,204
Accrued liabilities	4,768,617	3,393,251

Total current liabilities	34,686,891	39,889,650

Notes payable	5,857,378	6,582,680
Acquisition notes payable	942,256	1,171,795
Deferred income taxes	590,638	590,638
Warrant put liability	1,585,637	1,175,300

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at August 31, 2003 and February 28, 2003	336,660	336,660
Common stock, 20,000,000 shares authorized, $.001 par value; 3,397,090 shares and 3,381,190 shares issued and outstanding at August 31, 2003 and February 28, 2003, respectively	3,397	3,381
Additional paid-in capital	9,172,410	9,068,703
Retained earnings	17,223,830	15,838,522
Cost of stock held in treasury	(245,485)	(436,170)
Accumulated other comprehensive income	(1,257,509)	(1,695,801)

	$25,233,303	$23,115,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,896,103	$72,525,358

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE SIX MONTHS AND THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

(UNAUDITED)

	Six Months Ended		Three Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Net Sales	$69,199,518	$64,599,153	$34,489,070	$33,408,699
Cost of goods sold	45,278,369	42,486,574	22,518,444	21,694,221

Gross profit	23,921,149	22,112,579	11,970,626	11,714,478

Costs and expenses
Shipping	6,303,419	5,943,218	3,021,146	3,279,956
General and administrative	6,055,389	5,534,322	3,098,201	2,917,247
Selling and marketing	7,260,338	6,806,521	3,633,304	3,517,680
Other expense	905,795	241,559	264,288	126,154

	20,524,941	18,525,620	10,016,939	9,841,037

Operating income	3,396,208	3,586,959	1,953,687	1,873,441

Interest income	474	627	279	—
Interest expense	(1,056,267)	(956,499)	(330,740)	(499,143)

Income before provision for income taxes and cumulative effect of change in accounting principle	2,340,415	2,631,087	1,623,226	1,374,298

Provision for income taxes	(949,721)	(1,121,014)	(643,960)	(577,993)

Net income before cumulative effect of change in accounting principle	1,390,694	1,510,073	979,266	796,305

Cumulative effect of change in accounting principle	—	(3,047,788)	—	—

Net income (loss)	$1,390,694	$(1,537,715)	$979,266	$796,305

Basic earnings (loss) per common share:

Income before cumulative effect of change in accounting principle	$0.41	$0.44	$0.29	$0.23

Cumulative effect of change in accounting principle	—	(0.89)	—	—

Net income (loss)	$0.41	$(0.45)	$0.29	$0.23

Diluted earnings (loss) per common share:

Income before cumulative effect of change in accounting principle	$0.40	$0.44	$0.28	$0.23

Cumulative effect of change in accounting principle	—	(0.89)	—	—

Net income (loss)	$0.40	$(0.45)	$0.28	$0.23

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2003 AND 2002

(UNAUDITED)

	Six Months Ended
	August 31, 2003	August 31, 2002
Cash flows from operating activities:
Net income (loss)	$1,390,694	$(1,537,715)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	3,047,788
Change in fair value of warrant put liability	410,337	256,000
Depreciation and amortization	1,705,746	881,040
Bad debt expense	151,527	267,665
Gain on sale of property and equipment	(160,803)	—
Deferred income taxes	299,438	242,886
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(378,150)	(2,574,270)
Inventories	4,879,219	(2,969,383)
Prepaid expenses	441,676	647,479
Other assets	(157,272)	(244,541)
Accounts payable and accrued liabilities	(988,740)	1,755,994

Net cash provided by (used in) operating activities	7,593,672	(227,057)

Cash flows from investing activities:
Proceeds from sale of property and equipment	245,362	—
Capital expenditures	(897,361)	(607,659)
Acquisitions, net of cash acquired	—	(495,630)

Net cash used in investing activities	(651,999)	(1,103,289)

Cash flow from financing activities:
Net (repayment) borrowings under lines of credit	(4,400,161)	2,451,565
Borrowings of long term debt	4,921,403	715,643
Repayments of long-term debt	(6,234,913)	(1,014,166)
Repayment of acquisition notes payable	(263,954)	(260,000)
Purchase of common treasury stock	(42,000)	(30,532)
Proceeds from exercise of stock options	90,208	—
Dividends	(5,386)	(6,185)

Net cash (used in) provided by financing activities	(5,934,803)	1,856,325

Cumulative currency translation adjustment	(148,057)	(166,845)

Net increase in cash	858,813	359,134
Cash and cash equivalents at beginning of period	304,453	435,320

Cash and cash equivalents at end of period	$1,163,266	$794,454

Supplemental disclosure of cash flow information:
Interest paid	$1,243,011	$865,194

Income taxes paid	$769,448	$883,921

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2003 of the Company as filed with the Securities and Exchange Commission (“SEC”). The February 28, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six and three months ended August 31, 2003 are not necessarily indicative of the results for the full fiscal year ending February 29, 2004.

Note 2. Stock Options

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” which permits the Company to account for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.

The Company continues to account for options issued under the intrinsic value method of APB No. 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and diluted earnings (loss) per share for the six months ended August 31, 2003 and 2002 would have been as follows:

	Six Months Ended August 31,
	2003	2002
	(In Thousands, Except Per Share Data)
Net income (loss)
As reported	$1,391	$(1,538)
Pro forma	$1,296	$(1,562)

Net income (loss) per share
As reported	$0.40	$(0.45)
Pro forma	$0.37	$(0.47)

Note 3. Inventories

The major classes of inventories are as follows:

	August 31, 2003	February 28, 2003
Raw materials and work-in-process	$3,646,332	$3,881,804
Finished goods	20,095,349	24,504,721

	$23,741,681	$28,386,525

Note 4. Earnings per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during the period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not used when the effect is antidilutive except that, for the six and three months ended August 31, 2002, due to the cumulative effect of the change in accounting principle (see Note 9), the diluted common stock equivalent shares were used in the earnings per share calculation even though the effect was antidilutive. For the six month period ended August 31, 2003, 333,000 common stock equivalent shares with exercise prices ranging from $3.63 per share to $8.75 per share were not used due to their antidilutive effect.

For the six months and the three months ended August 31, 2003, the weighted average number of basic shares of common stock outstanding amounted to 3,387,623 and 3,392,923, respectively. For the six and three months ended August 31, 2002, the weighted average number of basic shares of common stock outstanding amounted to 3,381,190. For the six months ended August 31, 2003 and August 31, 2002, the weighted average number of diluted shares of common stock outstanding amounted to 3,481,784 and 3,443,353, respectively. For the three months ended August 31, 2003 and August 31, 2002, the weighted average number of diluted shares of common stock outstanding amounted to 3,504,414 and 3,442,478, respectively.

Note 5. Comprehensive Income

The Company records comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income.

For the six months ended August 31, 2003 and 2002, the Company’s comprehensive income (loss) totaled $1,828,986 and ($1,704,560), respectively. Excluding the effect of the change in accounting principle, the Company’s comprehensive income for the six months ended August 31, 2002 was $1,343,228. For the three months ended August 31, 2003 and 2002, the Company’s comprehensive income totaled $961,660 and $458,996, respectively. The change in accounting principle did not effect comprehensive income for the three months ended August 31, 2002.

Note 6. Debt Refinancing

In November 2002, the Company entered into a revolving credit and term loan facility agreement with two financial institutions. Under the terms of the agreement the Company, on May 12, 2003, having met certain conditions, entered into a second term loan in the amount of $4,500,000. The proceeds of this loan were used to repay the Company’s $4,500,000 subordinated credit facility with HillStreet Fund LP (“HillStreet”). The repayment included a 6% prepayment penalty amounting to $270,000 that was recorded as interest expense. Additionally, the Company recorded in other expense, approximately $429,000 relating to the write off of the remaining discount and approximately $188,000 relating to the write off of certain fees that were being amortized over the life of the HillStreet debt. The second term financing requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to $3,000,000 of this loan. The guarantor’s potential liability under the issuance of the guaranty decreases by an amount equal to each payment made by the Company. In connection with the issuance of the guaranty, the Company’s audit committee and Board of Directors approved an agreement whereby the Company granted its Chairman 50,000 shares of restricted common stock. The issuance of the shares was subsequently approved by a majority of the Company’s stockholders at the Company’s 2003 annual stockholders meeting. In addition, the Company agreed to indemnify the Chairman to the extent of all payments made to the lenders pursuant to the guaranty. Based on an independent appraisal obtained by the Company, the value of the 50,000 shares was determined to be $275,000 or $5.50 per share. This amount has been recorded as a deferred expense and will be amortized over the life of the related bank debt as additional amortization expense.

Note 7. Non-cash Investing and Financing Activities

In July 2002, the Company made a strategic acquisition of an Australian distributor. In connection with this acquisition, liabilities were assumed as follows:

Cash paid	$495,630
Liabilities assumed	$718,222
Issuance of note to related seller	$795,470

Purchase price	$2,009,322
Fair value of assets acquired	1,596,296

Excess of purchase price over fair value of net assets acquired	$413,026

Note 8. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB FIN 45, a guarantor is required to:

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

The disclosure requirement of FIN 45 is effective for financial statements for fiscal years ending after December 15, 2002, and did not have a material effect on the financial statements of the Company. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003, which did not have a material effect on the Company’s financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments.

•	Mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.

•	Instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts.

•	Obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS No. 150; however, it believes that it is currently substantially in compliance with the requirements of SFAS No. 150.

Note 9. Goodwill and Other Intangible Assets

On September 12, 2002, the Company completed a valuation of its goodwill in accordance with the provisions of SFAS No. 142. As a result of this valuation, the Company recognized an impairment loss to goodwill at the Company’s European and Latin American subsidiaries. This impairment loss, amounting to approximately $3,048,000, was recorded as a cumulative effect of a change in accounting principle and was effected as of March 1, 2002. As prescribed under SFAS No. 142, the Company will perform an impairment evaluation in August of each fiscal year to be effective as of the beginning of each fiscal year. The latest valuation for 2003 was performed on August 26, 2003. Based on the results of that valuation, the Company determined that no further impairment to goodwill is required to be recognized in accordance with the provisions of SFAS No. 142.

Goodwill not subject to amortization was $10,222,897 and $10,096,318 at August 31, 2003 and February 28, 2003, respectfully. The components of the Company’s other intangible assets subject to amortization are as follows:

		August 31, 2003		February 28, 2003
	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	20 years	$2,373,621	$(476,786)	$2,368,190	$(418,572)
Other Intangibles	5 years	509,470	$(212,581)	492,873	$(187,898)

		$2,883,091	$(689,367)	$2,861,063	$(606,470)

Amortization expense for intangible assets for the six months ended August 31, 2003 and 2002 was $82,285 and $85,819, respectively.

The following table provides information regarding estimated amortization expense for each of the following fiscal years ending February 28 or 29:

2004	$154,901
2005	$130,268
2006	$130,268
2007	$130,228
2008	$128,228
2009	$128,228

Note 10. Contingent Liabilities

Environmental Matters—The Company owns or operates, or has owned or operated, properties that are, or have been, used for industrial purposes. Use of these properties may subject the Company to potential liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as a result of exposures to, or release of, hazardous substances. The major environmental laws to which the Company may be subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for disposal of, hazardous substances.

The Company is not aware of any environmental liability with respect to its properties and operations that would have a material adverse effect on the Company’s business, assets, or results of operations. There can be no assurance, however, that such a material environmental liability does not exist. As has been discussed in the Company’s prior filings with the SEC, the Company has received notice from the Environmental Protection Agency (“EPA”) that certain of the Company’s subsidiaries have been involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California, prior to their ownership by the Company. Additionally, one of the Company’s inactive subsidiaries has been named as a defendant in two lawsuits relating to an alleged disposal by a predecessor entity of hazardous substances in Dayton, Ohio and Kalamazoo, Michigan. At this time, the Company is not certain, and does not have sufficient information to determine, whether any of the Company’s subsidiaries or affiliates are responsible for, or are successors in interest to parties allegedly responsible for, environmental contamination at any of the sites referenced above. A more detailed discussion of the Company’s environmental matters is included in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended February 28, 2003, and the Company’s Quarterly Report for the quarter ended May 31, 2003, each filed with the SEC.

Note 11. Reclassificiation

Certain amounts in the fiscal 2003 presentation have been reclassified to conform to the fiscal 2004 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market. The Company markets over 3,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet and wood flooring. The Company’s products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional and original equipment manufacturers. As to working capital, the Company maintains inventory levels based on anticipated demand from its customers taking into consideration the lead time necessary to receive product from the Company’s suppliers. The Company pays such suppliers on open account based on negotiated terms with the supplier. The Company grants credit to its customers based on their credit worthiness and selling arrangement. Dollar figures set forth below are rounded to the nearest thousand.

On June 30, 2003 the Company became aware that one of its inactive subsidiaries, Roberts Holdings International, Inc. (“Roberts Holding”), was named as a third party defendant in a case currently pending before the United States District Court for the Western District of Michigan. The third party plaintiff has alleged that Roberts Holding is a successor to a company known as Roberts Consolidated Industries, Inc. and is required to indemnify previous owners for costs associated with the clean up of property in Kalamazoo, Michigan. The Company believes that Roberts Holding may in fact be a successor in interest to an entity known as “Roberts Consolidated” as a result of multiple transactions occurring between the years of 1970 and 1987. During this period, however, several companies operated under the names “Roberts” and “Roberts Consolidated”, or some derivation thereof. Certain of the “Roberts” entities are, or may be, related to affiliates or subsidiaries of the Company, while others are not affiliated with the Company or its subsidiaries at all. The Company has not budgeted any capital expenditures at this time relating to the issues involving Roberts Holding; however, the Company is budgeting ongoing operating expenses to cover the costs associated with its involvement in discovery relating to the litigation and in its attempt to secure documents and testimony to determine whether Roberts Holding or any of the Company’s affiliates are successors to “Roberts Consolidated” and whether unrelated entities may be responsible for any liability either as a successor or indemnitor.

A summary of significant accounting policies followed by the Company is set forth in Note B to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10K for the year ended February 28, 2003, which is incorporated herein by reference.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe,” “intend,” “expect,” “anticipate,” “plan;” or “estimate” and other words of similar meaning. In particular, such statements include statements relating to the adequacy of the Company’s liquidity sources to meet the Company’s working capital needs and anticipated expenditures; the Company’s ability to increase the amount of sales of its products, and the ability of the Company to continue its strong performance and that of its products and to increase stockholder returns. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures which could prove to be different than expected, the Company’s dependence upon a limited number of customers for a substantial portion of its sales, the Company’s continued success of initiatives with the Home Depot and Lowe’s, the success of the Company’s marketing, sales efforts, improvements in productivity and cost reductions, including inventory reductions, the absence of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition, the Company’s ability to maintain and improve its brands, the Company’s reliance upon two major foreign suppliers, the Company’s reliance upon other suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company’s products among existing and potential new customers, the Company’s dependence upon the efforts of Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel, the Company’s ability to successfully integrate new management personnel into the Company, the Company’s ability to accurately predict the number and type of employees required to conduct its European and Latin American operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers, the Company’s belief that there will be no future adverse effect on the fair value of the Company’s assets in accordance with the provisions of SFAS No. 142 nor in connection with the environmental matters more fully described in Part II, Item 1—Legal Proceedings and other risks and uncertainties described elsewhere herein. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed by the Company with the SEC. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

Non-GAAP Financial Measures

Included in this form 10-Q are certain non-GAAP financial measures related to the Company’s results. With respect to each non-GAAP financial measure, the Company has disclosed the most directly comparable financial measures calculated and presented in accordance with GAAP and a reconciliation of each non-GAAP measure to the most directly comparable GAAP measures. The non-GAAP financial measures were presented in this form 10-Q because the Company’s management believes that the non-GAAP financial results are meaningful to investors because they provide a consistent comparison with prior period results.

Results of Operations

Six months ended August 31, 2003 compared to six months ended August 31, 2002

Net sales for the six months ended August 31, 2003 (the “fiscal 2004 period”) were approximately $69,200,000 compared to approximately $64,599,000 for the six months ended August 31, 2002 (the “fiscal 2003 period”), an increase of $4,601,000 or 7.1%. Sales to the Company’s domestic home center customer base increased by approximately $1,200,000 principally due to new store expansion by home center customers and the penetration of the Company’s adhesive product line into additional locations at one of the Company’s home center customers. Additionally, sales at the Company’s Australian subsidiaries increased approximately $2,500,000, of which approximately $1,800,000 was the result of the acquisition by the Company of an Australian distributor in July 2002. The Company’s European subsidiary accounted for an approximate increase of $700,000 in sales due primarily to increases in sales to its retail customers. Average domestic selling prices increased by approximately 2.3%. These increases were partially offset by a decrease in the Company’s domestic distributor business.

Gross profit for the fiscal 2004 period was approximately $23,921,000 compared to $22,113,000 for the fiscal 2003 period, an increase of $1,808,000 or 8.2%. As a percentage of net sales, gross profit increased to 34.6% in the fiscal 2004 period from 34.2% in the fiscal 2003 period. This increase was primarily the result of an increase in the Company’s foreign subsidiary gross margins as the Australian division experienced a shift towards higher margin products accounting for approximately a 3% increase in gross margin and the Company’s European subsidiary continued to benefit from the weak dollar compared to the Euro. These increases were offset by declines at the Company’s Latin American subsidiaries. Gross margin from the Company’s North American operations remained relatively flat.

Shipping expenses for the fiscal 2004 period were approximately $6,303,000 compared to $5,943,000 for the fiscal 2003 period, an increase of $360,000 or 6.1%. As a percentage of net sales, these expenses decreased slightly to 9.1% in the fiscal 2004 period from 9.2% in the fiscal 2003 period primarily as a result of a decrease in freight rates caused by a reduction in the number of less than full truckload shipments to one of the Company’s home center customers. The actual increase is primarily the result of the increased sales volume, especially North America, and approximately $185,000 resulting from the Australian distributor that was acquired in July 2002.

General and administrative expenses for the fiscal 2004 period were approximately $6,055,000 compared with approximately $5,534,000 for the fiscal 2003 period, an increase of 521,000 or 9.4%. As a percentage of net sales, these expenses increased slightly to 8.8% in the fiscal 2004 period from 8.6% for the fiscal 2003 period. The actual increase is the result of increased insurance, information technology costs and depreciation amounting to approximately $300,000 at the Company’s domestic operations. Further, the Company’s Australian subsidiary increased by approximately $265,000 of which approximately $130,000 relates to the acquisition of the Australian distributor in July 2002.

Selling and marketing costs for the fiscal 2004 period were approximately $7,260,000 compared to $6,807,000 for the fiscal 2003 period, an increase of $453,000 or 6.7%. As a percentage of net sales, these expenses remained flat at 10.5% for the fiscal 2004 and fiscal 2003 periods. The actual increase was primarily the result of an increase in commissions and marketing allowances. Additionally, the acquisition of the Australian distributor in July 2002 accounted for an approximate increase of $188,000.

Other expenses for the six months ended August 31, 2003 and 2002 include a charge of approximately $410,000 and $256,000, respectively resulting from a change in the future value of the Put Warrants. A more detailed discussion of the Put Warrants can be found in the section entitled “Liquidity and Capital Resources”. Additionally, the fiscal 2004 period includes approximately $617,000 of expense resulting from the early repayment of certain subordinated indebtedness, offset by approximately $158,000 net gain from the sale of assets at the Company’s foreign subsidiaries.

Interest income for the fiscal 2004 period was approximately $474 compared to $627 in the fiscal 2003 period. Interest expense for the fiscal 2004 period was approximately $1,056,000 compared to approximately $956,000 in the fiscal 2003 period. In the fiscal 2004 period, interest expense includes the $270,000 penalty associated with the prepayment of the Company’s subordinated credit facility. The resulting approximate decrease of $170,000 in actual expense for fiscal 2004 relates principally to the reduction in the Company’s long term obligations and a reduction in the borrowing rate applied to the Company’s outstanding indebtedness.

Provision for income taxes was approximately $950,000 in the fiscal 2004 period compared to approximately $1,121,000 in the fiscal 2003 period, a decrease of $171,000 or 15.3%. The effective tax rate was approximately 40.6% for the fiscal 2004 period and 42.6% for the fiscal 2003 period. The estimated effective tax rate is based upon the most recent effective tax rates available.

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

Net income for the fiscal 2004 period, excluding approximately $566,000 of after tax expense relating to the early repayment of certain subordinated indebtedness previously described herein was approximately $1,957,000 compared to approximately $1,510,000, exclusive of the cumulative effect of a change in accounting principle, for the fiscal 2003 period, an increase of approximately $447,000 or 29.6%. After taking into consideration the foregoing analysis of changes in expenses, net income as a percentage of net sales increased to 2.8% in the fiscal 2004 period from 2.3% in the fiscal 2003 period. The Company’s management believes that the financial results the Company would have achieved without the one-time charges related to the prepayment of its subordinated debt is meaningful to investors because it provides a consistent comparison with prior period results.

Exclusive of the above qualifications for the fiscal 2004 period, net income for the fiscal 2004 period decreased to $1,391,000 from $1,510,000 in the fiscal 2003 period, a decrease of $119,000 or 7.9%. Net income as a percentage of net sales decreased to 2.0% in the fiscal 2004 period from 2.3% in the fiscal 2003 period for the reasons outlined above.

Three months ended August 31, 2003 compared to three months ended August 31, 2002.

Net sales for the three months ended August 31, 2003 (the “fiscal 2004 period”) were approximately $34,489,000 compared to approximately $33,409,000 for the three months ended August 31, 2002 (the “fiscal 2003 period”), an increase of $1,080,000 or 3.2%. The North American home center business increased by approximately $625,000 even though there was significant promotional activity with one product and one customer during this time period last year. Sales associated with that product during that promotional period were approximately $1,000,000. Sales at the Company’s Australian and European subsidiaries increased by approximately $800,000 due to an increase in the penetration of their retail customer base. These increases were offset by a decrease in sales to the Company’s domestic distributors.

Gross profit for the fiscal 2004 period was approximately $11,971,000 compared to approximately $11,714,000 in the fiscal 2003 period, an increase of $257,000 or 2.2%. As a percentage of net sales, gross profit decreased slightly to 34.7% in the fiscal 2004 period compared to 35.1% in the fiscal 2003 period principally due to a change in mix of products sold which resulted in a reduction in the average sales price at the Company’s domestic divisions. This was the principal reason for a decline in gross profit of approximately 1.2%. Foreign operation gross margins increased by approximately 4.1% resulting primarily from a favorable product mix in Australia and the benefit of a weakened dollar at the Company’s European subsidiary.

Shipping expenses for the fiscal 2004 period were approximately $3,021,000 compared to approximately $3,280,000 for the fiscal 2003 period, a decrease of $259,000 or 7.9%. As a percentage of net sales, these expenses decreased to 8.8% in the fiscal 2004 period from 9.8% in the fiscal 2003 period primarily due to a decrease in freight rates caused by a reduction in the number of less than full truckload shipments to one of the Company’s major customers and the absorption of certain fixed costs over a higher sales volume. The actual decrease is the result of lower shipping costs and personnel reductions principally at the Company’s domestic operations.

General and administrative expenses for the fiscal 2004 period were approximately $3,098,000 compared to approximately $2,917,000 for the fiscal 2003 period, an increase of $181,000 or 6.2%. As a percentage of net sales, general and administrative expenses increased to 9.0% in the fiscal 2003 period from 8.7% in the fiscal 2003 period, resulting principally from increased depreciation expense and increased insurance costs associated with the higher sales volume. Together with an increase in personnel costs, these expenses accounted for the actual increase in general and administrative expense.

Selling and marketing costs for the fiscal 2004 period were approximately $3,633,000 compared to approximately $3,518,000 for the fiscal 2003 period, an increase of $115,000 or 3.3%. As a percentage of net sales, these expenses remained flat at 10.5% for the fiscal 2004 and fiscal 2003 periods. The actual increase is primarily due to increased personnel costs and an increase in commissions and marketing allowances to domestic home center customers.

Other expenses for the fiscal 2004 and 2003 periods include a charge of $278,000 and $131,000, respectively resulting from a change in the future value of the Put Warrants.

Interest income for the fiscal 2004 and 2003 periods was insignificant. Interest expense for the fiscal 2004 period was approximately $331,000 compared to approximately $499,000 in the fiscal 2003 period. Interest expense decreased as a result of a reduction in the amount of the Company’s outstanding long-term indebtedness and a reduction in the borrowing rate applied to such indebtedness resulting principally from the early repayment of certain subordinated indebtedness.

Provision for income taxes was approximately $644,000 in the fiscal 2004 period compared to approximately $578,000 for the fiscal 2003 period, an increase of $66,000 or 11.4%. The estimated tax rate was approximately 39.7% for the fiscal 2004 period and 42.1% for the fiscal 2003 period. The estimated effective tax rate is based upon the most recent effective tax rates available.

As a result of the above, net income for the fiscal 2004 period was approximately $979,000 compared to approximately $796,000 for the fiscal 2003 period, an increase of $183,000 or 23.0%. Net income as a percentage of net sales increased to 2.8% in the fiscal 2004 period compared to 2.4% in the fiscal 2003 period as a result of the reasons outlined above.

Liquidity and Capital Resources

Working capital as of August 31, 2003 increased from approximately $11,810,000 at February 28, 2003 to $13,425,000, an increase of $1,615,000, primarily as a result of an increase in the Company’s operating profits and decreases in accounts payable and accrued liabilities, offset by a decrease in inventory. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

Net cash provided by operating activities during the six month period ended August 31, 2003 was approximately $7,594,000 compared to cash used of approximately $227,000 for the comparable period in fiscal 2003. The increase in cash provided by operations is substantially the result of the increase of approximately $639,000 in the Company’s net income from operations as adjusted for non cash charges, a decrease in accounts receivable and inventory of approximately $2,196,000 and $7,849,000, respectively principally from the Company’s domestic subsidiaries offset by a reduction in accounts payable and accrued liabilities of approximately $2,745,000. Net cash used in investing activities was $652,000 in the fiscal 2004 period compared to $1,103,000 for the comparable period in fiscal 2003. The decrease in cash used in investing activities of approximately $451,000 is principally the result of approximately $496,000 being used in the prior year for an acquisition. Capital expenditures increased by approximately $290,000 relating principally to the expansion of the Company’s Canadian facility. This increase was partially offset by the sale of certain foreign subsidiary assets aggregating approximately $245,000.

Net cash used in financing activities was $5,935,000 in fiscal 2004 compared to cash provided of $1,859,000 in the comparable fiscal 2003 period. The change is principally the result of a substantial reduction in the Company’s outstanding lines of credit amounting to approximately $4,400,000 and reductions in outstanding long term indebtedness of approximately $6,500,000 offset by new lower rate long term borrowings of $4,921,000. The Company’s reduction of inventory levels primarily at its domestic subsidiaries was the primary source of cash to allow for payment of the Company’s lines of credit.

In November 2002, the Company entered into an amended and restated loan agreement with its existing lender. Under the terms of the agreement the Company obtained a $4,000,000 dollar term loan, which was used to refinance its existing two term loans with this lender and provide additional working capital. Under the terms of the new loan, which will mature in 2007, the Company will pay $400,000 per quarter during the first year of the loan and $200,000 per quarter thereafter. The agreement, which now includes another financial institution as a participant, also increased the Company’s borrowing capacity under a revolving loan facility to $23,000,000 under the same formula for eligible accounts receivable and inventory that currently exists for the Company. The revolving loan facility expires in July 2005. The term loan and the revolver have an interest rate that ranges from LIBOR plus 1.50% to LIBOR plus 2.25% and are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At August 31, 2003, the rate was LIBOR (1.1% at August 31, 2003) plus 1.75% and the Company had approximately $5,388,000 available for future borrowings under its revolving loan facility net of approximately $461,000 in outstanding letters of credit. During the six month period ended August 31, 2003 the Company borrowed approximately $1,900,000 and repaid approximately $6,200,000 under this revolving credit facility. This resulted in an average outstanding indebtedness during the period of approximately $17,700,000.

Prior to the November financing, the Company’s revolver provided borrowings for up to $20,000,000. Interest on this revolver and one of its term loans ranged from LIBOR plus 1.75% to LIBOR plus 2.50%. The Company also had a second term note, which it obtained in April 2001, at an interest rate of LIBOR plus 2.75%. Both of these term notes were repaid as a result of the November 2002 refinancing.

In July 2003, the Company refinanced its mortgage loan in Canada and financed its expansion of the Canadian facility. The mortgage refinancing is for approximately $1,400,000, and is amortized based on a 15-year period. The mortgage refinancing bears an interest rate of LIBOR plus 2.00% and will mature in October 2007. The Company took an advance of approximately $543,000 in July 2003 to repay an existing mortgage with a Canadian banking institution. Further, it is expected that construction advances totaling approximately $857,000 will be obtained through January 2004. Until the final construction advance is made to the Company, only interest payments are due on the outstanding amount. Commencing with the first month after the final advance, principal payments of approximately $5,500 per month are required.

In May 2003, the Company prepaid its subordinated facility with HillStreet Fund LP (“HillStreet”). Under the terms of the prepayment the Company paid a prepayment penalty of 6% amounting to $270,000 together with the $4,500,000 of the facility. The prepayment penalty was included in interest expense in the Condensed Consolidated Statement of Income for the six months ended August 31, 2003. Funding for this prepayment came from a second term facility provided by the Company’s two financial lenders. This term facility requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to a maximum of $3,000,000 of this loan. The guarantor’s potential liability under the guaranty decreases by an amount equal to each payment made by the Company. In connection with the guaranty, the Company’s audit committee and Board of Directors approved and the stockholders ratified an agreement whereby the Company granted its Chairman 50,000 shares of restricted common stock. The Company further agreed to indemnify him to the extent of all payments made by the Chairman to the lenders pursuant to the guaranty. Based on an independent appraisal obtained by the Company, the value of the 50,000 shares was determined to be $275,000 or $5.50 per share.

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants will continue to remain outstanding after the repayment of the subordinated facility and can be “put” to the Company on and after April 5, 2006, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company updates the value of the Put Warrants on a quarterly basis. The value of the Put Warrants is based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the last twelve month trailing EBITDA calculation; or (3) an appraised value using a model similar to the Black Scholes model. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The Company’s Chilean subsidiary has a revolving credit facility with a financial institution which permits borrowings of up to $50,000 with interest at 18% per year. The facility is secured by a standby letter of credit given by the Company. This facility expires on November 30, 2003 and is expected to be renewed. At August 31, 2003, the Chilean subsidiary had the full amount of the facility available for future borrowings.

The Company’s Australian subsidiary has a foreign payment facility which allows it to borrow against a certain percentage of inventory and accounts receivable. At August 31, 2003, the maximum permitted borrowing was approximately $650,000, of which approximately $210,000 remains available.

In connection with an acquisition in July 2002, the Company’s Australian subsidiary entered into a new loan facility with an Australian financial institution to provide financing of up to AUD$ 2,500,000 (approximately US $1,300,000). This facility includes a term facility and a short-term foreign and domestic facility that will be used to provide the capital necessary for acquisitions and general working capital purposes. The term facility expires in June 2005 and requires quarterly payments of AUD $25,000 (approximately US $16,000) and a final balloon payment. In July 2002, approximately AUD $1,298,000 (approximately US $715,000) of this facility was used to provide financing for the acquisition of an Australian distributor and, in addition, the Company issued a note to the related seller in the approximate amount of AUD $1,445,000 (approximately US $795,500). This note requires monthly payments in the amount of approximately $17,000 through December 2006 with interest at 6.5%.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three unsecured notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company’s prevailing borrowing rate. In October 2002, the Company paid $50,000 and, in May 2003, amended the agreement to provide for full payment on October 10, 2004 of the remaining $250,000 due as of August 31, 2003. Interest on the extended payment is payable quarterly at 7%. The second note, in the principal amount of $825,000, is payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance was paid over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 is due in December, 2003. The amount outstanding on this note as of August 31, 2003 was $200,000. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of August 31, 2003 was $640,000.

The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company’s working capital needs, including the growth in inventory and accounts receivable balances, and will be adequate to finance anticipated capital expenditures and debt obligations for the next twelve months. The Company further believes that based on past experience and the Company’s financial condition that it will be able to refinance its revolving credit facility when it matures in 2005. In the event that the Company would not be able to refinance its revolving credit facility, the Company would be required to substantially reduce its inventory levels and substantially delay payments to its vendors. These actions could have a material adverse effect on the Company’s financial condition. Further, there can be no assurance that the assumptions upon which the Company bases its future working capital and capital expenditure requirements and the assumptions upon which it bases that funds will be available to satisfy such requirements will prove to be correct. If these assumptions are not correct, the Company may be required to raise additional capital through loans or the issuance of debt securities that would require the consent of the Company’s current lenders, or through the issuance of equity securities. To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. Moreover, additional capital may be unavailable to the Company on acceptable terms, or may not be available at all.

Accounting Policies and Estimates

The SEC issued disclosure guidance for critical accounting policies. The SEC defines “critical accounting policies” as those that require complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company averaged approximately $23,700,000 and $25,800,000 of variable rate debt during the six and three months ended August 31, 2003, respectively. If interest rates would have increased by 10%, the effect on the Company would have been an increase to interest expense of approximately $30,000 and $32,000, respectively.

In connection with the subordinated loan agreement between the Company and HillStreet Fund LP, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants will continue to remain outstanding after the repayment of the subordinated facility, and can be “put” to the Company on and after April 5, 2006, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company updates the value of the Put Warrants on a quarterly basis. The value of the Put Warrant is based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the last twelve month trailing EBITDA calculation; or (3) an appraised value using a model similar to the Black Scholes model. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If the price of a Put Warrant changes by $0.10 per share, the effect on the Company would be an adjustment to earnings of $32,500.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company disclosed in its Form 10-Q filed on July 14, 2003 for the quarterly period ended May 31, 2003, that one of its inactive subsidiaries, Roberts Holdings International, Inc. (“Roberts Holding”), was named as a third party defendant in a case currently pending before the United States District Court for the Western District of Michigan. The case is Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948, Western District of Michigan, Southern Division. The Company became aware of the lawsuit on June 30, 2003, when opposing counsel in the matter forwarded directly to the Company a copy of the Third Party Complaint of International Paper Co., naming Roberts Holding as a third party defendant. Although CT Corporation, which serves as registered agent for Roberts Holding in Delaware, received a copy of the Third Party Complaint on May 27, 2003, CT Corporation had inaccurate contact information for Roberts Holding and forwarded the pleading to the wrong address. The third party plaintiff has alleged that Roberts Holding is a successor to a company known as Roberts Consolidated Industries, Inc. and is required to indemnify previous owners for costs associated with the clean up of property in Kalamazoo, Michigan.

Item 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on September 19, 2003. The following matters were voted upon at the Annual Meeting:

(i)	The election of the following five members to the Company’s Board of Directors:

Leonard Gould	votes for:	2,261,468	votes withheld:	33,723
Lewis Gould	votes for:	2,267,716	votes withheld:	27,475
Christian Nast	votes for:	2,294,016	votes withheld:	1,175
Emil Vogel	votes for:	2,294,016	votes withheld:	1,175
Geary Cotton	votes for:	2,294,016	votes withheld:	1,175

There were no broker non-votes cast with respect to this proposal.

(ii)	Proposal to ratify and approve the issuance of 50,000 shares of Restricted Stock to the Company’s Chairman of the Board, Chief Executive Officer and largest stockholder in connection with the guaranty of certain Company obligations.

For:	1,907,634
Against:	387,357
Abstain:	200

There were no broker non-votes cast with respect to this proposal.

(iii)	The ratification of the appointment of Grant Thornton LLP as the Company’s independent certified public accountants for the fiscal year ending February 29, 2004.

For:	2,291,091
Against:	2,025
Abstain:	2,075

There were no broker non-votes cast with respect to this proposal.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company(1)

3.2	By-Laws of the Company(2)

4.1	Specimen Common Stock Certificate(1)

4.1.1	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering(1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Marc P. Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477).
(2)	Incorporated by reference to Exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 28, 1997.

(b)	Reports on Form 8-K

A Form 8-K, dated July 9, 2003 reporting under “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” and “Item 9. Regulation FD Disclosure” announcing the issuance of a press release setting forth the Company’s results for the fiscal 2004 first quarter and the condensed balance sheets as of May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q.E.P. CO., INC.

Dated: October 14, 2003	By:	/s/ Lewis Gould
Lewis Gould, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: October 14, 2003	By:	/s/ Marc P. Applebaum
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Marc P. Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.