Form 10-Q
period 2003-11-30
QEP CO INC
filed 2004-01-14
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2003

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,408,175 SHARES ($.001 PAR VALUE)

AS OF JANUARY 14, 2004

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from our audited financial statements on Form 10-K.

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2003 AND FEBRUARY 28, 2003

	November 30, 2003	February 28, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$682,868	$304,453
Accounts receivable, less allowance for doubtful accounts of $406,000 and $354,000 at November 30, 2003 and February 28, 2003, respectively	23,364,337	20,548,282
Inventories	24,566,122	28,386,525
Prepaid expenses	1,906,903	1,861,999
Deferred income taxes	598,876	598,876

Total current assets	51,119,106	51,700,135
Property and equipment, net	7,262,041	6,443,379
Deferred income taxes	767,756	1,216,913
Goodwill	10,371,428	10,096,318
Other intangible assets, net	2,228,645	2,254,593
Other assets	731,289	814,020

TOTAL ASSETS	$72,480,265	$72,525,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit	$14,846,486	$20,339,721
Acquisition notes payable	1,002,629	839,326
Current maturities of long term debt	2,682,874	2,818,148
Accounts payable	11,628,771	12,499,204
Accrued liabilities	6,586,733	3,393,251

Total current liabilities	36,747,493	39,889,650
Notes payable	6,307,025	6,582,680
Acquisition notes payable	686,640	1,171,795
Deferred income taxes	590,638	590,638
Warrant put liability	1,860,637	1,175,300
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at November 30, 2003 and February 28, 2003, respectively	336,660	336,660
Common stock, 20,000,000 shares authorized, $.001 par value; 3,408,050 shares and 3,381,190 shares issued and outstanding at November 30, 2003 and February 28, 2003, respectively	3,408	3,381
Additional paid-in capital	9,235,250	9,068,703
Retained earnings	18,271,729	15,838,522
Cost of stock held in treasury	(381,445)	(436,170)
Accumulated other comprehensive income	(1,177,770)	(1,695,801)

	$26,287,832	$23,115,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$72,480,265	$72,525,358

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

(UNAUDITED)

	Nine Months Ended November 30,		Three Months Ended November 30,
	2003	2002	2003	2002
Net Sales	$105,764,374	$96,950,655	$36,564,856	$32,351,502
Cost of goods sold	69,308,092	63,679,614	24,029,723	21,193,040

Gross profit	36,456,282	33,271,041	12,535,133	11,158,462

Costs and expenses
Shipping	9,783,297	8,838,459	3,479,878	2,895,241
General and administrative	9,279,885	8,521,044	3,224,496	2,986,722
Selling and marketing	10,731,637	10,378,003	3,471,299	3,571,482
Other expense, net	1,166,018	304,640	260,223	63,081

	30,960,837	28,042,146	10,435,896	9,516,526

Operating income	5,495,445	5,228,895	2,099,237	1,641,936
Interest income	709	653	235	26
Interest expense	(1,320,673)	(1,470,142)	(264,406)	(513,643)

Income before provision for income taxes and cumulative effect of change in accounting principle	4,175,481	3,759,406	1,835,066	1,128,319
Provision for income taxes	(1,732,497)	(1,585,377)	(782,776)	(464,363)

Net Income before cumulative effect of change in accounting principle	2,442,984	2,174,029	1,052,290	663,956
Cumulative effect of change in accounting principle	—	(3,047,788)	—	—

Net income (loss)	$2,442,984	$(873,759)	$1,052,290	$663,956

Basic earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$0.72	$0.64	$0.31	$0.20
Cumulative effect of change in accounting principle	—	(0.89)	—	—

Net income (loss)	$0.72	$(0.25)	$0.31	$0.20

Diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$0.70	$0.64	$0.30	$0.20
Cumulative effect of change in accounting principle	—	(0.89)	—	—

Net income (loss)	$0.70	$(0.25)	$0.30	$0.20

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

(UNAUDITED)

	Nine Months Ended
	November 30, 2003	November 30, 2002
Cash flows from operating activities:
Net income (loss)	$2,442,984	$(873,759)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	3,047,788
Change in fair value of warrant put liability	685,337	376,000
Gain on sale of assets	(148,230)	—
Depreciation and amortization	2,270,960	1,373,661
Bad debt expense	255,240	247,248
Deferred income taxes	449,157	364,327
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,657,616)	(2,590,194)
Inventories	4,273,326	(1,863,802)
Prepaid expenses	73,004	264,073
Other assets	(259,242)	(461,762)
Accounts payable and accrued liabilities	1,847,738	1,534,021

Net cash provided by operating activities	9,232,658	1,417,601

Cash flows from investing activities:
Capital expenditures	(1,834,871)	(868,358)
Acquisitions, net of cash acquired	—	(495,630)
Proceeds from sale of assets	245,362	—

Net cash used in investing activities	(1,589,509)	(1,363,988)

Cash flow from financing activities:
Net (repayment) borrowings under lines of credit	(5,493,235)	666,306
Borrowings of long term debt	6,071,315	4,715,643
Repayments of long-term debt	(7,202,223)	(4,376,343)
Repayment of acquisition notes payable	(414,479)	(475,283)
Purchase of treasury stock	(63,000)	(45,529)
Proceeds from exercise of stock options	153,058	—
Dividends	(9,776)	(11,770)

Net cash (used in) provided by financing activities	(6,958,340)	473,024

Cumulative currency translation adjustment	(306,394)	(159,977)
Net increase in cash	378,415	366,660
Cash and cash equivalents at beginning of period	304,453	435,320

Cash and cash equivalents at end of period	$682,868	$801,980

Supplemental disclosure of cash flow information:
Interest paid	$1,450,686	$1,309,028
Income taxes paid	$1,054,158	$891,621

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2003 of the Company as filed with the Securities and Exchange Commission (“SEC”). The February 28, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine and three months ended November 30, 2003 are not necessarily indicative of the results for the full fiscal year ending February 29, 2004.

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

The Company continues to account for options issued under the intrinsic value method of APB No. 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and diluted earnings (loss) per share for the nine months ended November 30, 2003 and 2002 would have been as follows:

	Nine Months Ended November 30,
	2003	2002
	(In Thousands, Except Per Share Data)
Net income (loss)
As reported	$2,443	$(874)
Pro forma	$2,348	$(945)
Net income (loss) per share
As reported	$0.70	$(0.25)
Pro forma	$0.67	$(0.28)

Note 3.	Inventories

The major classes of inventories are as follows:

	November 30, 2003	February 28, 2003
Raw materials and work-in-process	$3,626,674	$3,881,804
Finished goods	20,939,448	24,504,721

	$24,566,122	$28,386,525

Note 4.	Earnings per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during the period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not used when the effect is antidilutive except that, for the nine and three months ended November 30, 2002, due to the cumulative effect of the change in accounting principle (see Note 9), the diluted common stock equivalent shares were used in the earnings per share calculation even though the effect was antidilutive. For the nine month period ended November 30, 2003, 325,000 common stock equivalent shares with an exercise price of $3.63 per share were not used due to their antidilutive effect.

For the nine months and the three months ended November 30, 2003, the weighted average number of basic shares of common stock outstanding amounted to 3,393,584 and 3,405,507, respectively. For the nine and three months ended November 30, 2002, the weighted average number of basic shares of common stock outstanding amounted to 3,381,190. For the nine months ended November 30, 2003 and November 30, 2002, the weighted average number of diluted shares of common stock outstanding amounted to 3,499,239 and 3,440,424, respectively. For the three months ended November 30, 2003 and November 30, 2002, the weighted average number of diluted shares of common stock outstanding amounted to 3,534,788 and 3,434,731, respectively.

Note 5.	Comprehensive Income

The Company records comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income.

For the nine months ended November 30, 2003 and 2002, the Company’s comprehensive income (loss) totaled $2,961,015 and ($1,033,736), respectively. Excluding the effect of the change in accounting principle, the Company’s comprehensive income for the nine months ended November 30, 2002 was $2,014,052. For the three months ended November 30, 2003 and 2002, the Company’s comprehensive income totaled $1,132,029 and $670,824, respectively. The change in accounting principle did not affect comprehensive income for the three months ended November 30, 2002.

Note 6.	Debt Refinancing

In November 2002, the Company entered into a revolving credit and term loan facility agreement with two financial institutions. Under the terms of the agreement the Company, on May 12, 2003, having met certain conditions, entered into a second term loan in the amount of $4,500,000. The proceeds of this loan were used to repay the Company’s $4,500,000 subordinated credit facility with HillStreet Fund LP (“HillStreet”). The repayment included a 6% prepayment penalty amounting to $270,000 that was recorded as interest expense. Additionally, the Company recorded in other expense approximately $429,000 relating to the write off of the remaining discount and approximately $188,000 relating to the write off of certain fees that were being amortized over the life of the HillStreet debt. The second term financing requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to $3,000,000 of this loan. The guarantor’s potential liability under the issuance of the guaranty decreases by an amount equal to each payment made by the Company. In connection with the issuance of the guaranty, the Company’s audit committee and Board of Directors approved an agreement whereby the Company granted its Chairman 50,000 shares of restricted common stock. The issuance of the shares was subsequently approved by a majority of the Company’s stockholders at the Company’s 2003 annual stockholders meeting. In addition, the Company agreed to indemnify the Chairman to the extent of all payments made to the lenders pursuant to the guaranty. Based on an independent appraisal obtained by the Company, the value of the 50,000 shares was determined to be $275,000 or $5.50 per share. This amount has been recorded as a deferred expense and will be amortized over the life of the related bank debt as additional amortization expense.

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

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that it is currently substantially in compliance with the requirements of SFAS No. 150.

Note 9.	Goodwill and Other Intangible Assets

On September 12, 2002, the Company completed a valuation of its goodwill in accordance with the provisions of SFAS No. 142. As a result of this valuation, the Company recognized an impairment loss to goodwill at the Company’s European and Latin American subsidiaries. This impairment loss, amounting to approximately $3,048,000, was recorded as a cumulative effect of a change in accounting principle and was affected as of March 1, 2002. As prescribed under SFAS No. 142, the Company will perform an impairment evaluation in August of each fiscal year to be effective as of the beginning of each fiscal year. The latest valuation for 2003 was performed on August 26, 2003. Based on the results of that valuation, the Company determined that no further impairment to goodwill is required to be recognized in accordance with the provisions of SFAS No. 142.

Goodwill not subject to amortization was $10,371,428 and $10,096,318 at November 30, 2003 and February 28, 2003, respectively. The components of the Company’s other intangible assets subject to amortization are as follows:

		November 30, 2003		February 28, 2003
	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	20 years	$2,429,976	$(508,359)	$2,368,190	$(418,572)
Other Intangibles	5 years	536,430	$(229,402)	492,873	$(187,898)

		$2,966,406	$(737,761)	$2,861,063	$(606,470)

Amortization expense for intangible assets for the nine months ended November 30, 2003 and 2002 was $149,000 and $217,000, respectively.

The following table provides information regarding estimated amortization expense for each of the following fiscal years ending February 28 or 29:

2004	$205,321
2005	$130,268
2006	$130,268
2007	$130,228
2008	$128,228
2009	$128,228

Note 10.	Contingent Liabilities

Environmental Matters - The Company owns or operates, or has owned or operated, properties that are, or have been, used for industrial purposes. Use of these properties may subject the Company to potential liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as a result of exposures to, or release of, hazardous substances. The major environmental laws, to which the Company may be subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for disposal of, hazardous substances.

The Company is not aware of any environmental liability with respect to its properties and operations that would have a material adverse effect on the Company’s business, assets, or results of operations. There can be no assurance, however, that such a material environmental liability does not exist. As has been discussed in the Company’s prior filings with the SEC, the Company has received notice from the Environmental Protection Agency (“EPA”) that certain of the Company’s subsidiaries have been involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California, prior to their ownership by the Company. Additionally, one of the Company’s inactive subsidiaries has been named as a defendant in two lawsuits relating to an alleged disposal by a predecessor entity of hazardous substances in Dayton, Ohio and Kalamazoo, Michigan. At this time, the Company is not certain, and does not have sufficient information to determine, whether any of the Company’s subsidiaries or affiliates are responsible for, or are successors in interest to parties allegedly responsible for, environmental contamination at any of the sites referenced above. A more detailed discussion of the Company’s environmental matters is included in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended February 28, 2003, and the Company’s Quarterly Report for the quarter ended August 31, 2003, each filed with the SEC.

Note 11.	Subsequent Event

In January 2004, the Company acquired substantially all of the assets of Vitrex Ltd. Based in the United Kingdom, Vitrex is a manufacturer and distributor of ceramic tile tools and protective equipment. Vitrex’s sales for 2003 were approximately $8,000,000. The cost of the acquisition was approximately $3,500,000 and was paid from the Company’s current revolving credit facility, as well as two new financing arrangements with HSBC Bank in the United Kingdom. The first facility allows for the Company’s United Kingdom subsidiary to borrow up to approximately £900,000 (approximately U.S. $1,600,000) based on 80% of Vitrex’s accounts receivable borrowing base. The second facility provides for up to £400,000 (approximately U.S. $728,000) based on the inventory at the subsidiary. Both facilities are collateralized by substantially all of the subsidiary’s assets and a guaranty by the Company.

Note 12.	Reclassification

Certain amounts in the fiscal 2003 presentation have been reclassified to conform to the fiscal 2004 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market. The Company markets over 3,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet and wood flooring. The Company’s products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional and original equipment manufacturers. As to working capital, the Company maintains inventory levels based on anticipated demand from its customers taking into consideration the lead time necessary to receive product from the Company’s suppliers. The Company pays such suppliers on open account based on negotiated terms with the supplier. The Company grants credit to its customers based on their credit worthiness and selling arrangement. The Company generally maintains its inventory at a level to insure prompt delivery to its customers and to provide safety stock levels necessitated by the longer lead times of its foreign suppliers. Dollar figures set forth below are rounded to the nearest thousand.

A summary of significant accounting policies followed by the Company is set forth in Note B to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10K for the year ended February 28, 2003, which is incorporated herein by reference.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” or “estimate” and other words of similar meaning. In particular, such statements include statements relating to the adequacy of the Company’s liquidity sources to meet the Company’s working capital needs and anticipated expenditures; the Company’s ability to increase the amount of sales of its products, and the ability of the Company to continue its strong performance and that of its products and to increase stockholder returns. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures which could prove to be different than expected, the Company’s dependence upon a limited number of customers for a substantial portion of its sales, the Company’s continued success of initiatives with the Home Depot and Lowe’s, the success of the Company’s marketing, sales efforts, improvements in productivity and cost reductions, including inventory reductions, the absence of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition, the Company’s ability to maintain and improve its brands, the Company’s reliance upon two major foreign suppliers, the Company’s reliance upon other suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company’s products among existing and potential new customers, the Company’s dependence upon the efforts of Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel, the Company’s ability to successfully integrate new management personnel into the Company, the Company’s ability to accurately predict the number and type of employees required to conduct its European and Latin American operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers, the Company’s belief that there will be no future adverse effect on the fair value of the Company’s assets in accordance with the provisions of SFAS No. 142 nor in connection with the environmental matters more fully described in Part II, Item 1 – Legal Proceedings and other risks and uncertainties described elsewhere herein. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed by the Company with the SEC. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

Non-GAAP Financial Measures

Included in this Form 10-Q are certain non-GAAP financial measures related to the Company’s results. With respect to each non-GAAP financial measure, the Company has disclosed the most directly comparable financial measure calculated and presented in accordance with GAAP and a reconciliation of each non-GAAP measure to the most directly comparable GAAP measure. The non-GAAP financial measures were presented in this Form 10-Q because the Company’s management believes that the non-GAAP financial results are meaningful to investors because they provide a consistent comparison with prior period results. A reconciliation of the Company’s diluted earnings per share is as follows:

	Nine Months Ended November 30,
	2003	2002
Earnings (loss) per common share – diluted:
GAAP earnings (loss) per common share	$0.70	$(0.25)
Charge related to early repayment of $4.5 million of subordinated debt	0.18	—
Interest prepayment penalty of subordinated debt	0.08	—
Cumulative effect of change in accounting principle	—	0.89
Provision for income taxes related to repayment of subordinated debt	(0.10)	—

	$0.86	$0.64

Results of Operations

Nine months ended November 30, 2003 compared to nine months ended November 30, 2002

Net sales for the nine months ended November 30, 2003 (the “fiscal 2004 period”) were approximately $105,764,000 compared to approximately $96,951,000 for the nine months ended November 30, 2002 (the “fiscal 2003 period”), an increase of $8,813,000 or 9.1%. Sales at the Company’s North American subsidiaries increased approximately $4,200,000 of which approximately $3,400,000 was the result of increased sales to the home center customer base principally due to new store expansion by home centers and the introduction of the Company’s adhesive product line into a particular home center customer. Additionally, an approximate $1,200,000 of the increase resulted from favorable exchange rates at the Company’s Canadian subsidiary. These increases were partially offset by a decline in the Company’s North American distributor business of approximately $400,000. Sales at the Company’s foreign subsidiaries increased by approximately $4,600,000 of which approximately $2,500,000 was the result of a change in the foreign exchange rates and an approximate increase of $2,100,000 from the acquisition of an Australian distributorship in July 2002. Overall, domestic selling prices increased by approximately 2.5%.

Gross profit for the fiscal 2004 period was approximately $36,456,000 compared to $33,271,000 for the fiscal 2003 period, an increase of $3,185,000 or 9.6%. As a percentage of net sales, gross profit increased to 34.5% in the fiscal 2004 period from 34.3% in the fiscal 2003 period. This increase was primarily the result of an increase in the Company’s foreign subsidiary gross margins. The change in applicable foreign exchange rates accounted for an approximate $1,200,000 increase in gross profit. Domestic gross margins remained relatively flat at 33%. These were partially offset by lower margins at the Company’s Latin American subsidiaries due to economic conditions in those countries.

Shipping expenses for the fiscal 2004 period were approximately $9,783,000 compared to $8,838,000 for the fiscal 2003 period, an increase of $945,000 or 10.7%. As a percentage of net sales, these expenses increased slightly to 9.2% in the fiscal 2004 period from 9.1% in the fiscal 2003 period primarily as a result of increased freight rates at the Company’s Australian and North American subsidiaries. The actual increase is primarily the result of increased sales volume and approximately $200,000 resulting from the Australian distributor acquired in July 2002.

General and administrative expenses for the fiscal 2004 period were approximately $9,280,000 compared with approximately $8,521,000 for the fiscal 2003 period, an increase of 759,000 or 8.9%. As a percentage of net sales, these expenses remained flat at 8.8% in the fiscal 2004 and 2003 periods. Approximately $300,000 of the actual increase relates to increased insurance, information technology costs and depreciation at the Company’s North American subsidiaries. Further, approximately $400,000 of the increase is the result of the change in applicable foreign exchange rates. Also, approximately $138,000 is the result of the July 2002 acquisition of an Australian distributor.

Selling and marketing costs for the fiscal 2004 period were approximately $10,732,000 compared to $10,378,000 for the fiscal 2003 period, an increase of $354,000 or 3.4%. As a percentage of net sales, these expenses decreased to 10.1% in the fiscal 2004 period from 10.7% in the fiscal 2003 period. This decrease is primarily the result of certain fixed costs being absorbed by a higher sales volume. The actual increase is the result of increased commissions and marketing allowances resulting from higher sales volume. Additionally, the acquisition of the Australian distributorship in July 2002 accounted for approximately $225,000 of the increase. These increases were offset by the Company’s European and Latin American subsidiaries due to cost reductions initiated to improve profitability of these subsidiaries.

Other expenses for the nine months ended November 30, 2003 and 2002 include, among other things, a charge of $685,000 and $376,000, respectively resulting from a change in the future value of the Put Warrants. A more detailed discussion of the Put Warrants can be found in the section entitled “Liquidity and Capital Resources”. Additionally, the fiscal 2004 period includes approximately $617,000 of expense relating to the early repayment of certain subordinated indebtedness, offset by approximately $148,000 net gain from the sale of assets at the Company’s foreign subsidiaries.

Interest income for the fiscal 2004 and the fiscal 2003 periods was approximately $1,000. Interest expense for the fiscal 2004 period was approximately $1,321,000 compared to approximately $1,470,000 in the fiscal 2003 period. Interest expense decreased primarily as a result of a decrease in the borrowing rate applied to the Company’s outstanding indebtedness and the replacement of certain subordinated indebtedness having an interest rate of 15% with term debt at a more favorable interest rate as discussed elsewhere herein.

Provision for income taxes was approximately $1,732,000 in the fiscal 2004 period compared to approximately $1,585,000 in the fiscal 2003 period, an increase of $147,000 or 9.3%. The effective tax rate was approximately 41.5% for the fiscal 2004 period and 42.2% for the fiscal 2003 period. The estimated effective tax rate is based upon the most recent effective tax rates available.

In August 2002, the Company completed the valuation of its goodwill in accordance with the provisions of SFAS No. 142. The result of this valuation was an impairment loss to goodwill at the Company’s European and Latin American subsidiaries. This impairment loss, amounting to approximately $3,048,000, was recorded as a cumulative effect of a change in accounting principle and was affected as of March 1, 2002. For the fiscal 2004 period, the Company performed its annual valuation of goodwill in August 2003. Based on this valuation, it was determined that no impairment loss need be recognized in the fiscal 2004 period.

Net income for the fiscal 2004 period, excluding approximately $566,000 of after tax expense relating to the early repayment of certain subordinated indebtedness previously described herein was approximately $3,009,000 compared to approximately $2,174,000, exclusive of the cumulative effect of a change in accounting principle, for the fiscal 2003 period, an increase of approximately $835,000 or 38.4%. After taking into consideration the foregoing analysis of changes in expenses, net income as a percentage of net sales increased to 2.8% in the fiscal 2004 period from 2.2% in the fiscal 2003 period. The Company’s management believes that the financial results the Company would have achieved without the one-time charges related to the prepayment of its subordinated debt is meaningful to investors because it provides a consistent comparison with prior period results.

Exclusive of the above qualifications for the fiscal 2004 period, net income for the fiscal 2004 period increased to $2,443,000 from $2,174,000 in the fiscal 2003 period, an increase of $269,000 or 12.4%. Net income as a percentage of net sales increased to 2.3% in the fiscal 2004 period from 2.2% in the fiscal 2003 period for the reasons outlined above.

Three months ended November 30, 2003 compared to three months ended November 30, 2002.

Net sales for the three months ended November 30, 2003 (the “fiscal 2004 quarter”) were approximately $36,565,000 compared to approximately $32,352,000 for the three months ended November 30, 2002 (the “fiscal 2003 quarter”), an increase of $4,213,000 or 13.0%. The increase is primarily the result of an increase in sales to the Company’s home center customer base resulting from new store openings and new product introduction into existing stores, which together with an increase in the Company’s North American distributorship business, primarily resulting from increased demand, accounted for approximately $2,500,000 of the increase in sales volume. Foreign subsidiary sales increased approximately $1,400,000 as a result of favorable exchange rates and increased volume. Selling prices remained relatively stable during the period.

Gross profit for the fiscal 2004 quarter was approximately $12,535,000 compared to approximately $11,158,000 in the fiscal 2003 quarter, an increase of $1,377,000 or 12.3%. As a percentage of net sales, gross profit decreased slightly to 34.3% in the fiscal 2004 quarter from 34.5% in the fiscal 2003 quarter, resulting principally from a change in product mix and increased product costs resulting from a weakened US dollar.

Shipping expenses for the fiscal 2004 quarter were approximately $3,480,000 compared to approximately $2,895,000 for the fiscal 2003 quarter, an increase of $585,000 or 20.2%. As a percentage of net sales, these expenses increased to 9.5% in the fiscal 2004 quarter from 8.9% in the fiscal 2003 quarter primarily due to increases in freight rates charged by common carriers principally at the Company’s Australian subsidiary and a change in the mix of domestic sales to an area where freight rates are higher than others regions. These factors, together with the increase in overall sales volume, also accounted for the actual increase in shipping costs.

General and administrative expenses for the fiscal 2004 quarter were approximately $3,224,000 compared to approximately $2,987,000 for the fiscal 2003 quarter, an increase of $237,000 or 7.9%. As a percentage of net sales, general and administrative expenses decreased to 8.8% in the fiscal 2004 quarter from 9.2% in the fiscal 2003 quarter, primarily as a result of certain fixed costs being absorbed by a higher sales volume. The actual increase is primarily the result of an increase in costs at the Company’s foreign subsidiaries and higher insurance, depreciation and personnel costs at the Company’s domestic operations.

Selling and marketing costs for the fiscal 2004 quarter were approximately $3,471,000 compared to approximately $3,571,000 for the fiscal 2003 quarter, a decrease of approximately $100,000 or 2.8%. As a percentage of net sales, these expenses decreased to 9.5% in the fiscal 2004 quarter from 11.0% in the fiscal 2003 quarter reflecting certain fixed costs being spread over a higher sales volume. These declines were partially offset by higher rebate costs associated with the increase in sales volume.

Other expenses for the fiscal 2004 and fiscal 2003 quarters include, among other things, a charge of $275,000 and $120,000, respectively resulting from the change in the future value of the Put Warrants.

Interest income for the fiscal 2004 and fiscal 2003 quarters was insignificant. Interest expense for the fiscal 2004 quarter was approximately $264,000 compared to approximately $514,000 in the fiscal 2003 quarter. Interest expense decreased as a result of a reduction in the amount of the Company’s outstanding long-term indebtedness and a reduction in the borrowing rate applied to that indebtedness.

Provision for income taxes was approximately $783,000 in the fiscal 2004 quarter compared to $464,000 in the fiscal 2003 quarter, an increase of approximately $319,000 or 68.8%. The estimated tax rate was approximately 42.7% for the fiscal 2004 quarter and 41.1% for the fiscal 2003 quarter. The estimated effective tax rate is based upon the most recent effective tax rates available.

As a result of the above, net income for the fiscal 2004 quarter was approximately $1,052,000 compared to approximately $664,000 for the fiscal 2003 quarter, an increase of $388,000 or 58.4%. As a percentage of net sales, the net income was 2.9% in the fiscal 2004 quarter compared to a net income of 2.1% in the fiscal 2003 quarter.

Liquidity and Capital Resources

Working capital as of November 30, 2003 increased from approximately $11,810,000 at February 28, 2003 to $14,372,000, an increase of $2,562,000, primarily as a result of an increase in the Company’s income from operations and the refinancing of the Company’s debt in November 2002 as further described elsewhere herein. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

Net cash provided by operating activities during the fiscal 2004 period was approximately $9,233,000 compared to approximately $1,418,000 for the comparable fiscal 2003 period. The increase is primarily due to an increase in the Company’s income from operations, as adjusted for non-cash charges, a decrease in inventory and increase in accounts payable offset by an increase in accounts receivable. Net cash used in investing activities during the fiscal 2004 period was approximately $1,590,000 compared to approximately $1,364,000 for the comparable fiscal 2003 period. The fiscal 2004 amount relates principally to the acquisition of property and equipment amounting to approximately $1,800,000, of which approximately $1,200,000 relates to the expansion of the Company’s Canadian facility. The fiscal 2003 amount includes approximately $500,000 used to purchase the Australian distributor in July 2002.

For the fiscal 2004 period, cash used in financing activities was approximately $7,000,000 compared to cash provided by financing activities of approximately $473,000 for the comparable fiscal 2003 period. In the fiscal 2004 period, the Company repaid approximately $13,100,000 of line of credit and other debt offset by new borrowings of approximately $6,100,000 to replace existing subordinated debt as described elsewhere herein and a mortgage to finance the Canadian facility expansion. The fiscal 2003 period was primarily the result of an increase in long term debt and the Company’s line of credit facility offset by payments of long term debt.

In November 2002, the Company entered into an amended and restated loan agreement with its existing lender. Under the terms of the agreement the Company obtained a $4,000,000 dollar term loan, which was used to refinance its existing two term loans with this lender and provide additional working capital. Under the terms of the new loan, which will mature in 2007, the Company will pay $400,000 per quarter during the first year of the loan and $200,000 per quarter thereafter. The agreement, which now includes another financial institution as a participant, also increased the Company’s borrowing capacity under a revolving loan facility to $23,000,000 under the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving loan facility expires in July 2005. The term loan and the revolver have an interest rate that ranges from LIBOR plus 1.50% to LIBOR plus 2.25% and are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At November 30, 2003, the rate was LIBOR (1.2% at November 30, 2003) plus 1.75% and the Company had approximately $6,984,000 available for future borrowings under its revolving loan facility net of approximately $485,000 in outstanding letters of credit. During the nine month period ended November 30, 2003, the

Company borrowed approximately $4,300,000 and repaid approximately $10,049,000 under this revolving credit facility. This resulted in an average outstanding indebtedness during the period of approximately $16,974,000.

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

In July 2003, the Company refinanced its mortgage loan in Canada and financed its expansion of the Canadian facility. The mortgage refinancing is for approximately $1,875,000, and is amortized based on a 15-year period. The mortgage refinancing bears an interest rate of LIBOR plus 2.00% and will mature in October 2007. The Company took an advance of approximately $543,000 in July 2003 to repay an existing mortgage with a Canadian banking institution. Further, construction advances totaling approximately $1,028,000 were obtained through November 2003 and it is expected that additional construction advances of approximately $303,000 will be obtained through January 2004. Until the final construction advance is made to the Company, only interest payments are due on the outstanding amount. Commencing with the first month after the final advance, principal payments of approximately $5,500 per month are required.

In May 2003, the Company prepaid its subordinated facility with HillStreet Fund LP (“HillStreet”). Under the terms of the prepayment, the Company paid a prepayment penalty of 6% amounting to $270,000 together with the $4,500,000 principal balance of the facility. The prepayment penalty was included in interest expense in the Condensed Consolidated Statement of Operations for the nine months ended November 30, 2003. Funding for this prepayment came from a second term facility provided by the Company’s two financial lenders. This term facility requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to a maximum of $3,000,000 of this loan. The guarantor’s potential liability under the guaranty decreases by an amount equal to each payment made by the Company. In connection with the guaranty, the Company’s audit committee and Board of Directors approved and the stockholders ratified an agreement whereby the Company granted its Chairman 50,000 shares of restricted common stock. The Company further agreed to indemnify him to the extent of all payments made by the Chairman to the lenders pursuant to the guaranty. Based on an independent appraisal obtained by the Company, the value of the 50,000 shares was determined to be $275,000 or $5.50 per share.

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants will continue to remain outstanding after the repayment of the subordinated facility and can be “put” to the Company on and after April 5, 2006, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company updates the value of the Put Warrants on a quarterly basis. The value of the Put Warrants is based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the last twelve month trailing EBITDA calculation; or (3) an appraised value as if the Company was sold as a going concern. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The Company’s Chilean subsidiary has a revolving credit facility with a financial institution which permits borrowings of up to $50,000 with interest at 18% per year. The facility is secured by a standby letter of credit given by the Company. This facility expired on November 30, 2003. The Company is currently evaluating the necessity of the extension of this standby letter of credit. At November 30, 2003, the Chilean subsidiary had the full amount of the facility available for future borrowings.

The Company’s Australian subsidiary has a foreign payment facility which allows it to borrow against a certain percentage of inventory and accounts receivable. At November 30, 2003, the maximum permitted borrowing was approximately $850,000, of which approximately $103,000 remains available.

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

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three unsecured notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company’s prevailing borrowing rate. In October 2002, the Company paid $50,000 and, in May 2003, amended the agreement to provide for full payment on October 10, 2004 of the remaining $250,000 due as of November 30, 2003. Interest on the extended payment is payable quarterly at 7%. The second note, in the principal amount of $825,000, is payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance was paid over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 was paid in December, 2003. The amount outstanding on this note as of November 30, 2003 was $200,000. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of November 30, 2003 was $560,000.

In connection with the purchase of the assets of Vitrex Ltd., as further described elsewhere in this report, the Company’s United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to approximately £900,000 (approximately U.S. $1,600,000) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £400,000 (approximately U.S. $728,000) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary as well as a guaranty by the Company.

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

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The notes to the financial statements include a summary of significant accounting policies used in the preparation of the consolidated financial statements (see Note B) to the Company’s Annual Report filed on Form 10-K with the SEC on May 28, 2003, which is incorporated herein by reference.

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

Warrant Put Liability

The value of the Put Warrants is based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the last twelve month trailing EBITDA calculation; or (3) an appraised value as if the Company was sold as a going concern. The appraised value method is to be utilized should the holder of the warrants disagree with the Company’s valuation. Since there has been no capital transactions or public offering or actual appraisal received, the Company utilizes the formula value in calculating the change in the Put Liability. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. The Company is subject to foreign currency risk primarily related to sales and expenditures and other transactions denominated in foreign currencies and investments in non-U.S. subsidiaries. The financial statements of the Company’s non-U.S. subsidiaries are remeasured into U.S. dollars using the U.S. dollar as the functional currency. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company’s financial position, results of operations, or cash flows. These risks could increase, however, as the Company expands in international markets.

The Company averaged approximately $23,200,000 and $23,000,000 of variable rate debt during the nine and three months ended November 30, 2003, respectively. If interest rates would have increased by 10%, the effect on the Company would have been an increase to interest expense of approximately $29,000 for both the nine and three months ended November 30, 2003.

In connection with the subordinated loan agreement between the Company and HillStreet Fund LP, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants will continue to remain outstanding after the repayment of the subordinated facility, and can be “put” to the Company on and after April 5, 2006, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company updates the value of the Put Warrants on a quarterly basis. The value of the Put Warrant is based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the last twelve month trailing EBITDA calculation; or (3) an appraised value as if the Company was sold as a going concern. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If the price of a Put Warrant changes by $0.10 per share, the effect on the Company would be an adjustment to earnings of $32,500.

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

ITEM 5.	OTHER INFORMATION

In January 2004, the Company acquired substantially all of the assets of Vitrex Ltd. Based in the United Kingdom, Vitrex is a manufacturer and distributor of ceramic tile tools and protective equipment. Vitrex’s sales for 2003 were approximately $8,000,000. The cost of the acquisition was approximately $3,500,000 and was paid from the Company’s current revolving credit facility, as well as two new financing arrangements with HSBC Bank in the United Kingdom. The first facility allows for the Company’s United Kingdom subsidiary to borrow up to approximately £900,000 (approximately U.S. $1,600,000) based on 80% of Vitrex’s accounts receivable borrowing base. The second facility provides for up to £400,000 (approximately U.S. $728,000) based on the inventory at the subsidiary. Both facilities are collateralized by substantially all of the subsidiary’s assets and a guaranty by the Company.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material developments in any legal proceedings to which the Company is a party during the quarter ended November 30, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company(1)

3.2	By-Laws of the Company(2)

4.1	Specimen Common Stock Certificate(1)

4.1.1	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering(1)

10.1	Second Amendment and Waiver Agreement to Second Amended and Restated Loan Agreement by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank, and Fleet Capital Corporation, as agent.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Marc P. Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477).

(2)	Incorporated by reference to Exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 28, 1997.

(b)	Reports on Form 8-K

A Form 8-K, dated October 14, 2003 reporting under “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” and “Item 9. Regulation FD Disclosure” announcing the issuance of a press release setting forth the Company’s results for the fiscal 2004 second quarter and the condensed balance sheets as of August 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q.E.P. CO., INC.

Dated: January 13, 2004	By:	/s/ LEWIS GOULD

Lewis Gould, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: January 13, 2004	By:	/s/ MARC P. APPLEBAUM

Marc P. Applebaum, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Second Amendment and Waiver Agreement to Second Amended and Restated Loan Agreement by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank, and Fleet Capital Corporation, as agent.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Marc P. Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.