Form 10-K
period 2004-02-29
QEP CO INC
filed 2004-05-27
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

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

The aggregate market value of voting common stock held by non-affiliates as of May 14, 2004 is 25,902,735, computed by reference to the closing price for such shares on the NASDAQ National Market System as of such date. The registrant does not have any authorized or issued non-voting common equity securities.

The number of shares outstanding of each of the registrant’s classes of common stock as of May 14, 2004 is: 3,431,550 shares of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant’s Annual Meeting of Stockholders to be held on July 9, 2004 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

General

Founded in 1979, Q.E.P. Co., Inc. (the “Company” or “Q.E.P.”) manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market in the United States and 49 countries throughout the world. Under brand names including Q.E.P.™, O’TOOL™, ROBERTS™, QSet™ and Fresh™, the Company markets over 3,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Q.E.P.’s products include trowels, floats, tile cutters, wet saws, spacers, nippers, pliers, carpet trimmers and cutters, flooring adhesives, seaming tape, tack strip, knives, dryset powders and grouts. These products are sold to home improvement retailers, including national and regional chains such as Home Depot and Lowe’s, international chain stores such as Bunnings and Topps Tiles, specialty distributors to the hardware, construction, flooring and home improvement trades and chain or independent hardware, tile, and carpet retailers for use by the do-it-yourself consumers as well as the construction or remodeling professional.

The Company experienced an increase in net sales in fiscal 2004 which management attributes to (i) growth experienced by the Company’s customers within the home improvement market, particularly among home center retailers in the United States of America such as Home Depot and Lowe’s and internationally at Bunnings and Topps Tiles, (ii) the Company’s success in cross-marketing its products among its channels of distribution, (iii) the Company’s expansion of its customer base and market share through sales to additional home improvement retailers and distributors, and (iv) growth of the home improvement market as a whole.

The Company’s principal subsidiaries include Roberts Consolidated Industries, Inc., a worldwide leader in the carpet installation market; Roberts Holland B.V., a European distributor of flooring installation products, in Holland, France, the United Kingdom and Ireland; O’Tool Company, a distributor to the trowel trade; Q.E.P. Chile, a distributor, manufacturer and installer of ceramic tile and ceramic tile accessories located in Santiago, Chile; Q.E.P. Australia Pty, Ltd., the largest distributor of tools and installation products for all types of flooring in the Australian marketplace; Boiardi Products Corp. of Little Falls, N.J., a manufacturer of a full line of thin-set mortars, grouts, self-leveling concrete toppings and crack-suppressing waterproof membranes used in the flooring industry; Zocalis, SRL, an Argentinean manufacturer of ceramic borders and trim; Q.E.P. Stone Holdings, which manufactures dry set powders and grouts in Georgia and Florida; Q.E.P. New Zealand, a distributor of accessory flooring supplies; and Q.E.P. Co. U.K., Ltd., a manufacturer and distributor of accessory flooring and safety products in the United Kingdom.

In fiscal 2004 the Company established a new product line called Fresh™ to sell painting tools in coordinated fashion colors. This product line is targeted to the female do-it-yourself consumer and is expected to be sold to mass merchants, supermarkets and drug store chains, as well as to Q.E.P.’s traditional customers.

Market Overview

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to the latest industry information published by Floor Covering Weekly total floor covering sales for the entire United States of America industry rose 5.1% in 2002 to $51.6 billion while home center sales, with lumberyards similar to Home Depot and Lowe’s, were $7 billion. Additionally, it is expected that the United States retail floor covering sales will experience a growth rate of almost 5% in 2004. The Company believes that this growth is being driven by several factors, including (i) a slowing but continued strong housing activity, (ii) aging of the United States housing stock which requires greater repair and maintenance expenditures, (iii) increased housing turnover of both new and existing homes, (iv) continued home improvement demand being facilitated by the current record level sales of new and existing homes, (v) appreciation of the United States housing market thus giving homeowners the ability to increase the investment in their homes through improvement projects, and (vi) changes in consumer preferences, which have caused an increase in the median size of new homes and which have contributed to demand for remodeling and expansion of older homes.

Home improvement market distribution channels continue to consolidate as a result of the success of the warehouse home center format. The continued dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions and multiple location, large-format stores. The Company’s two largest customers, Home Depot and Lowe’s, accounted for over $94 billion of home center sales in 2003. Based on data available to the Company, the Company believes that the primary beneficiaries of this consolidation among worldwide home improvement retailers have been the top two or three companies (ranked by annual sales volume). Thus, while the home improvement market’s retail sales have expanded, the market is being increasingly dominated by the largest retailers.

The Company’s two largest customers, Home Depot and Lowe’s, experienced annual sales growth rates in 2003 of 11.3% and 19.0%, respectively, according to their published financial reports and both have announced plans to continue increasing the number of stores each operates. As consolidation continues among home improvement retailers, the Company expects that sales of the largest national and regional home improvement retailers will continue to increase at greater rates than the rate of sales growth in the overall market. The Company expects that the growth trends in the flooring segment of the home improvement market and among its customer base will directly affect the Company’s ability to generate growth in its sales and net income, its expansion strategy and the nature of its sales and marketing initiatives.

Business Strategy

The Company’s strategy is to continue to enhance its position as a worldwide leading manufacturer and distributor of specialty tools and related products by introducing new products and cross-selling products among its channels of distribution, expanding market share by obtaining new customers, and capitalizing on expected growth of its largest customers and of the home improvement market as a whole. Key elements of the Company’s strategy include:

Pursue Strategic Acquisitions. Through its acquisitions, the Company has broadened its product lines, increased its customer base and increased its manufacturing, distribution and marketing capabilities. The Company intends to seek and evaluate acquisitions of both domestic and worldwide specialty tool and adhesive manufacturers, distributors and other companies whose products, distribution channels and brand names are complementary to those of the Company and which will offer further opportunities for product cross selling, expansion of manufacturing and marketing operations and the addition of new customers.

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

Capitalize on Cross-Selling Opportunities. The Company believes that there are significant opportunities for “cross selling” its products among its existing markets and channels of distribution. As part of its acquisition strategy, the Company seeks to identify acquisition candidates with complementary product lines and to “cross sell” acquired product lines to its existing customer base and its existing product lines to the customers of the acquired business.

Enhance Distribution and Manufacturing Capabilities. In order to effectively serve the customer base and keep certain costs to a minimum, the Company continually improves its distribution capabilities through the increased use of technology as well as reviewing its locations for correct size and geographic location. The Company currently has approximately 798,000 square feet of distribution and manufacturing capability located throughout the United States of America, Canada, Holland, Australia, New Zealand, the United Kingdom, Ireland and South America. The Company estimates that in fiscal 2004, it manufactured approximately 30% of its Q.E.P.™ and Roberts™ product lines.

Products

The Company manufactures, markets and distributes a broad line of over 3,000 specialty tools and flooring related products. The Company’s products are offered under brand names including Q.E.P.™, O’TOOL™, ROBERTS™, QSet™ and Fresh™ and are used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring.

The Company manufactures and distributes adhesives, grouts, mortars, dry set powders, carpet seaming tape and an assortment of carpet installation tools as well as floats, tile cutters, trowels, electric saws, nippers and other products to the flooring industry. These products are sold to both distributors and do-it-yourself customers. Although the Company manufactures and distributes over 3,000 products, a majority of the Company’s sales are to customers who purchase between 20 and 200 individual stock-keeping units. As the Company seeks to broaden its product lines, the competition for limited shelf space available at home improvement retailers for specialty tools and related products may limit sales of existing or newly introduced products.

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

In fiscal 2004 the Company began distributing its Fresh™ line of painting tools in coordinated fashion colors to mass merchandising stores and drug chains. The sales for this fiscal year were not material to the financial statements.

Relationship With Major Customers

In 1982, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the world, sixth largest retailer globally and the second largest retailer in the United States of America based on annual sales volume. In 1993, the Company added Lowe’s as a customer, which is now the second largest home improvement retailer in the world and fourteenth largest retailer in the United States of America. Home Depot and Lowe’s are the Company’s two largest customers accounting for 46.4% and 13.2% of the Company’s fiscal 2004 net sales, respectively.

Because of the importance of home improvement retailers to its business, the Company has, in consultation with these major customers, developed customer service programs to ensure that the specific needs of these customers are given a high priority with direct attention from senior officers of the Company. Features of the Company’s customer service programs for its major customers include providing a wide range of in-store services, such as, assistance with inventory, maintenance of product displays, introduction of new products, maintaining inventories of tools and related products in multiple locations to permit rapid shipping, delivering orders promptly, holding education classes for retail store personnel, packaging with multilingual labels, prepaying delivery for product shipments with minimum purchase requirements, participating in cooperative promotions and special sales events, providing product research for buyers, operating a customer service hotline, providing parts and repair service, extension of advertising allowances, accepting orders electronically and billing through electronic data interchange, bar coding for each individual stock-keeping unit, and incorporating anti-theft tags in packaging. The Company believes that its major customers place considerable value on service and promotional support and frequently evaluates its service and promotional activities in an effort to serve its customers more effectively.

The Company believes that the consolidation among home improvement retailers will continue and that the national and large regional home improvement retailers will continue to increase their market share in the near future. Home Depot and Lowe’s have announced plans to increase significantly the number of stores each operates over the next several years. As a result, the Company expects the percentage of its sales to these customers to continue to be significant. However, the Company continues to expand its customer base in other areas, both domestically and internationally, through acquisitions.

The loss of Home Depot or Lowe’s as a customer of the Company would have a material adverse effect on the financial position of the Company.

Manufacturing and Suppliers

The Company estimates that in fiscal 2004 it manufactured approximately 30% of its Q.E.P.™ and Roberts™ product lines. The Company manufactures adhesives, carpet seaming tape, carpet installation tools and ceramic tile spacers at its main manufacturing facility in Mexico, Missouri. Flooring adhesives are produced at the facility in Bramalea, Ontario, Canada. Grouts and related products are manufactured at the Company’s New Jersey, Georgia and Ft. Pierce, Florida facilities. In Australia, the Company manufactures accessories used for the installation of ceramic tile. Ceramic trim is manufactured in Argentina. Tile cutters, safety products and ceramic tile spacers are manufactured in the United Kingdom.

The Company purchased finished products and components from approximately 250 different suppliers in fiscal 2004. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers and generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company’s operations. The Company receives product from its suppliers into its three main domestic warehouses located in Boca Raton, Florida; Mexico, Missouri and Henderson, Nevada. Disruption in supply to any of these warehouses may result in excessive inventory levels and added costs to the Company. Further, in fiscal 2004, the Company purchased in excess of $11.5 million and $7.0 million of finished product from two foreign suppliers representing 25.1% and 15.3%, respectively of domestic product purchases.

Distribution, Sales and Marketing

The Company’s specialty tools and related products are currently sold through four distinct distribution channels: (i) the Company’s sales staff; (ii) independent manufacturing representatives; (iii) an in-house telemarketing sales force; and (iv) outside salaried and commissioned sales representatives. Management estimates that sales through its primary distribution channels in fiscal 2004 were as follows: 60.9% to national and regional home improvement retailers and 39.1% to specialty distributors, other specialty retailers and original equipment manufacturers.

The Company maintains an in-house creative services department through which it produces and develops color product catalogs, signage, point of purchase materials and distinctive packaging to enhance sales per square foot at the retail level and to reinforce the Company’s brand images. The Company maintains a website which allows customers to obtain product information, catalogues and order replacement parts. The Company also informs customers of product promotions through direct contact via e-mail or fax.

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

The Company is aware of a number of competitors, many of which are foreign and may have greater financial, marketing and other resources than the Company. The Company’s foreign sales, including Canada, accounted for approximately 26.9% of total sales during fiscal year 2004. Fiscal 2004 total sales generated by the Company’s Canadian subsidiary were 8.7%, its European subsidiaries 7.9%, its Australian subsidiaries 8.7%, its South American subsidiaries 0.6% and 1.0% to foreign customers from its domestic subsidiaries. The Company is continuing to penetrate more foreign markets and, as a result, the Company may experience competition from foreign companies, which could adversely affect the Company’s gross margins on its foreign sales.

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

Environmental Matters

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, handling and disposal practices for solid, special and hazardous wastes, and imposing liability for the cost of clean up, and for certain damages resulting from sites of past spills, disposal or other releases of hazardous substances (together, “Environmental Laws”). Sanctions which may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and clean up costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. The

Company’s manufacturing facilities are subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company believes that the cost of compliance with Environmental Laws to date has not been material to the Company. The Company is not currently aware of any situations requiring remedial or other action which would involve a material expense to the Company, or expose the Company to material liability under Environmental Laws. As the operations of the Company involve the storage, handling, discharge and disposal of substances which are subject to regulation under Environmental Laws, there can be no assurance that the Company will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts acquisition of approximately $325,000 and this amount was subsequently increased by $275,000 to $600,000 based on an estimate for the cost of remediation. Through fiscal 2004, the Company has spent approximately $532,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of between $5,000 and $25,000 per year for the next few years.

In March 2004, the Company settled a lawsuit initially filed against one of the Company’s subsidiaries in January 1998, Cargill, Inc. Et Al. v. Abco Construction Et Al., for $45,000. The provisions of this settlement allow for the plaintiffs to reopen this matter under certain conditions. Although there can be no certainty, the Company does not believe that it is likely that these conditions will ever materialize.

The Company has received notice from the United States Environmental Protection Agency (the “EPA”) that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April 2003, the record owner of certain real property in Vancouver, Washington informed the Company that an entity known as Roberts Consolidated Industry, Inc. owned or operated the facility during which time hazardous substances were disposed of or released at the site and pursuant to Washington State law, it is also liable for remedial action costs at the site. At this time, the Company is not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities.

Roberts Holdings International, Inc. (“Roberts Holding”), an inactive subsidiary of the Company who was also named in the Cargill matter, was named as a third party defendant in a case currently pending before the United States District Court for the Western District of Michigan. The case is Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948, Western District of Michigan, Southern Division. The Company became aware of the lawsuit on June 30, 2003, when opposing counsel in the matter forwarded directly to the Company a copy of the Third Party Complaint of International Paper Co., naming Roberts Holding as a third party defendant. The third party plaintiff alleged that Roberts Holding is a successor to a company known as Roberts Consolidated Industries, Inc. and is required to indemnify previous owners for costs associated with the clean-up of a property in Kalamazoo, Michigan. The Company believes it has viable defenses to the claim both factually and contractually. The Company has filed suit against Strebor and International Paper in this matter. The Company believes that the ultimate outcome will not have a material adverse effect on the financial position of the Company. Although the Company does not believe that the ultimate outcome will have a material adverse effect on the Company, the amount of exposure to the Company and/or its subsidiaries is impossible to estimate at the present time based on the preliminary stage of the proceedings and because the Company’s subsidiary apparently was only in possession of the site where the incident occurred almost 30 years ago and for a very short time.

Intellectual Property

The Company markets its specialty tools and related products under various trademarks owned by the Company or its subsidiaries, including Q.E.P.™, O’TOOL™, ROBERTS™, QSet™ and Fresh™. The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill for products sold under its trademarks, has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. Roberts Consolidated Industries, Inc. has secured domestic and foreign patents relating to certain of its products. Although the patents are important to the operation of Roberts Consolidated Industries, Inc., the Company does not believe that the loss of any one or more of these patents would have a material adverse effect on the Company. These patents are scheduled to expire in the years 2008 and 2013. Roberts Consolidated Industries, Inc. also licenses its name to various foreign distributors and a domestic distributor of tackstrip.

Employees

As of May 14, 2004, the Company had 504 employees, including 118 administrative employees, 101 sales and marketing employees, 142 manufacturing employees and 143 employees responsible for shipping activities. There are 39 part-time employees and 241 of the employees are employed by the Company’s international subsidiaries. The Company has not experienced any work stoppages and none of the Company’s employees are represented by a union. The Company considers its relations with the employees to be good.

Item 2. Properties

The Company currently owns the facility in Bramalea, Ontario, Canada and leases all other facilities located in the United States of America, Canada, Europe, South America, New Zealand and Australia. All facilities aggregate approximately 798,000 square feet. The following table sets forth certain information concerning the facilities of the Company.

LOCATION	USE	SQUARE FEET	ANNUALIZED COST	LEASE EXPIRATION	RENEWAL OPTION
Boca Raton, Florida	Executive offices, warehouse; manufacturing	77,000	$502,951	01/15/06	—
Lelystraat. Holland	Administrative and sales	52,544	135,785	10/31/07	—
Marisstaat, Holland	Warehouse	63,259	108,282	01/01/07	—
Plaisir, France	Administrative; warehouse	1,700	13,049	09/30/05	—
Henderson, NV	Administrative; warehouse	111,000	460,254	01/31/08	Y
Mexico, Missouri	Administrative; warehouse; manufacturing	155,000	373,514	06/15/06	Y
Lancashire, England	Administrative; warehouse; manufacturing	27,000	110,748	3/31/07	—
County Laois, Ireland	Administrative; warehouse; sales	10,000	140,718	Monthly	—
Bramalea, Ontario	Administrative; warehouse; manufacturing	92,000	—	Owned	—
Mississagua, Ontario	Warehouse	15,000	73,252	Monthly	—
Buenos Aires, Argentina	Administrative; warehouse; manufacturing	4,293	12,901	Monthly	—
Auckland, New Zealand	Administrative; warehouse	41,046	24,168	11/30/05	Y
Dandenong, Australia	Manufacturing	26,200	106,529	05/01/05	Y
Hindsmarch, Australia	Administrative; warehouse	7,234	19,814	03/01/05	Y
Santiago, Chile	Administrative; warehouse; manufacturing	1,674	14,400	05/01/05	Y
Little Falls, NJ	Administrative; warehouse; manufacturing	17,653	73,920	07/01/05	Y
Calhoun, GA	Administrative; warehouse; manufacturing	25,000	66,547	03/07/05	—
Ft. Pierce, FL	Administrative; warehouse; manufacturing	18,000	77,668	06/30/05	—
Wetherill Park, Australia	Administrative; warehouse; sales office	23,000	135,085	06/06/07	—
Newcastle, Australia	Sales office	3,000	19,650	07/22/04	—
Coffs Harbour, Australia	Sales office	1,076	3,787	Monthly	—
Brookvale, Australia	Sales office	645	16,051	9/01/06	—
Tamworth, Australia	Sales office	900	4,630	10/01/05	—
Wagga Wagga, Australia	Sales office	1,259	3,903	Monthly	—
Gosford, Australia	Sales office	1,647	9,907	09/30/05	—
Wollongong, Australia	Sales office	1,022	12,418	Monthly	—
Mitcham, Australia	Administrate and warehouse	4,112	18,217	04/01/06	—
Dandenong, Australia	Warehouse	4,500	15,863	03/31/07	—
Victoria, Australia	Warehouse	4,200	7,443	08/31/04	—
Melbourne, Australia	Warehouse	4,000	11,708	03/31/05	—
Mitcham, Australia	Warehouse	800	2,702	03/31/05	—
Mitcham, Australia	Warehouse	2,000	8,433	06/30/04	—

The Company believes that its existing facilities are adequate to meet its current needs and that additional facilities can be leased to meet future needs. Further, it is expected that all leases necessary for the continuing operations of the Company expiring in fiscal 2005, will be renewed.

Item 3. Legal Proceedings

The Company is involved in litigation from time to time in the course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

In March 2004, the Company settled a lawsuit initially filed against one of the Company’s subsidiaries in January 1998, Cargill, Inc. Et Al. v. Abco Construction Et Al., for $45,000. The provisions of this settlement allow for the plaintiffs to reopen this matter under certain conditions. Although there can be no certainty, the Company does not believe that it is likely that these conditions will ever materialize.

The Company received notice from the United States Environmental Protection Agency (the “EPA”) that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April 2003, the record owner of certain real property in Vancouver, Washington informed the Company that an entity known as Roberts Consolidated Industry, Inc. owned or operated a facility during which time hazardous substances were disposed of or released at the site and pursuant to Washington State law, it is also liable for remedial action costs at the site. At this time, the Company is not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities.

Roberts Holdings International, Inc. (“Roberts Holding”), one of the Company’s inactive subsidiaries was named as a third party defendant in a case currently pending before the United States District Court for the Western District of Michigan. The case is Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948, Western District of Michigan, Southern Division. The Company became aware of the lawsuit on June 30, 2003, when opposing counsel in the matter forwarded directly to the Company a copy of the Third Party Complaint of International Paper Co., naming Roberts Holding as a third party defendant. The third party plaintiff alleged that Roberts Holding is a successor to a company known as Roberts Consolidated Industries, Inc. and is required to indemnify previous owners for costs associated with the clean-up of property in Kalamazoo, Michigan. The Company believes it has viable defenses, to the claim both factually and contractually. The Company has filed suit against Strebor and International Paper in this matter. No significant discovery has yet taken place in the case and the matter is set for jury trial in April 2005. Mediation sessions took place during late 2003 and February 2004 and the parties are discussing the possible resolution of this matter. However, to date, no settlement has been reached. The Company believes that it has viable defenses both factually and contractually to the claims and if the case is not resolved, discovery will be pursued. Although the Company does not believe that the ultimate outcome will have a material adverse effect on the Company, the amount of exposure to the Company and/or its subsidiaries is impossible to estimate at the present time based on the preliminary stage of the proceedings and because the Company’s subsidiary apparently was only in possession of the site where the incident occurred almost 30 years ago and for a very short time.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Price and Dividend Information

The Company’s Common Stock is traded on the Nasdaq National Market System. The following table sets forth the high and low sales price per share for the Common Stock for each quarter during fiscal year 2004 and 2003, as reported on the Nasdaq National Market System.

	Fiscal Year Ended February 28 or 29,
	2004		2003
	High	Low	High	Low
First Quarter	$8.750	$5.100	$4.600	$4.110
Second Quarter	$10.930	$8.310	$4.520	$4.010
Third Quarter	$12.020	$9.470	$4.740	$4.050
Fourth Quarter	$15.970	$10.100	$6.500	$3.640

On May 14, 2004, the closing price of the Common Stock on the Nasdaq National Market System was $15.00 per share. As of that date, there were 27 holders of record of the common stock and approximately 917 beneficial owners of the common stock.

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

Item 6. Selected Financial Data

The selected consolidated financial data set forth below as of and for the years ended February 28 or 29, 2000, 2001, 2002, 2003 and 2004 have been derived from the audited consolidated financial statements of the Company. The audited consolidated statements of income for the years ended February 28 or 29, 2000 and 2001, respectively and the audited consolidated balance sheets as of February 28 or 29, 2000 through 2002 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this report) and the audited consolidated financial statements and related notes thereto included elsewhere herein.

	FISCAL YEAR ENDED FEBRUARY 28 OR 29,
	2004	2003	2002	2001	2000
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Net Sales	$143,273	$129,281	$109,675	$113,003	$113,571
Cost of goods sold	94,065	84,883	72,603	76,940	79,037

Gross profit	49,208	44,398	37,072	36,063	34,534
Shipping	13,369	11,950	9,589	9,801	8,987
General and administrative	12,300	10,980	9,740	9,650	9,380
Selling and marketing	14,598	13,762	11,895	11,616	9,494
Restructuring charge	—	—	—	637	—
Other expense (income), net	1,488	532	(217)	(92)	—

Operating income	7,453	7,174	6,065	4,451	6,673
Interest expense, net	1,585	1,876	2,557	2,131	1,700

Income before provision for income taxes, cumulative effect of change in accounting principle and extraordinary item	5,868	5,298	3,508	2,320	4,973
Provision for income taxes	2,380	2,243	1,405	887	1,951

Net income before cumulative effect of change in accounting principle and extraordinary item	3,488	3,055	2,103	1,433	3,022
Cumulative effect of change in accounting principle	—	3,048	—	—	—

Net income before extraordinary item	3,488	7	2,103	1,433	3,022
Extraordinary item, gain on early extinguishment of debt	—	—	—	—	181

Net income	$3,488	$7	$2,103	$1,433	$3,203

Basic net income per common share before cumulative effect of change in accounting principle and extraordinary item	$1.02	$.90	$.62	$.42	$.90
Cumulative effect of change in accounting principle	—	(.89)	—	—	—
Extraordinary item	—	—	—	—	.05

Basic earnings per share	$1.02	$.01	$.62	$.42	$.95

Weighted average number of basic shares of common stock outstanding	3,398	3,381	3,381	3,331	3,331

Diluted net income per common share before cumulative effect of change in accounting principle and extraordinary item	$0.99	$0.90	$0.62	$0.42	$0.90
Cumulative effect of change in accounting principle	—	(0.89)	—	—	—
Extraordinary item	—	—	—	—	—

Diluted earnings per share	$0.99	$0.01	$0.62	$0.42	$0.95

Weighted average number of diluted shares of common stock outstanding	3,527	3,394	3,390	3,331	3,331

	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Working capital	$13,753	$11,810	$9,710	$9,788	$13,511
Total assets	78,824	72,525	62,371	64,036	57,715
Long term obligations	9,606	9,520	9,143	11,241	11,588
Total liabilities	51,317	49,410	39,321	41,923	36,532
Shareholders’ equity	27,507	23,115	23,050	22,113	21,183

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company is a worldwide leader in the manufacturing, marketing and distribution of a broad line of specialty tools and flooring related products for the home improvement market. The Company markets over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company’s products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. The Company has embarked on a growth strategy that encompasses acquisitions, the reduction of risk associated with certain large customer concentrations and the enhancement of cross selling of its product among the Company’s channels of distribution. The Company believes that this strategy will improve overall performance and profitability of operations. For the fiscal year ended February 29, 2004, the Company achieved its highest level of sales and operating income at $143.3 million and $7.5 million, respectively, representing increases over the previous year of 10.8% and 3.9%, respectively. As to working capital, the Company maintains inventory levels based on anticipated demand from its customers taking into consideration the lead time necessary to receive product from the Company’s suppliers. The Company pays such suppliers on open account based on negotiated terms with the supplier. The Company grants credit to its customers based on their credit worthiness and selling arrangement. The Company generally maintains its inventory at a level to insure prompt delivery to its customers and to provide safety stock levels necessitated by the longer lead times of its foreign suppliers.

The Company continues to grow both internally and through acquisitions. During fiscal 2004, the Company continued to broaden its international customer base by making strategic acquisitions in the United Kingdom and Ireland. The Company also began selling painting tools through different distribution channels. The Company was able to reduce its interest expense by refinancing its subordinated loan with a term loan from its existing bank group. During fiscal 2004 the strengthening of the euro and other foreign currencies had a favorable impact on sales but did not have a material impact on net income.

Accounting Policies and Estimates

Our significant accounting policies are contained in Note 1 to the Consolidated Financial Statements. The following are our most critical accounting policies which are those that require complex judgments and estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Revenue Recognition

The Company recognizes sales when the merchandise is shipped and title has passed to the customer, the selling price is fixed and determinable, and collectibility of the sales price is reasonably assured. The Company provides for estimated costs of future anticipated product returns based on historical experience, when the related revenues are recognized. The Company records estimated reductions to revenue for customer programs including volume-based incentives.

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

Accounts Receivable

The Company’s accounts receivable are principally due from home centers or flooring accessory distributors. Credit is extended based on an evaluation of a customer’s financial condition, and collateral is not required. Accounts receivable are due at various times based on each customer’s credit worthiness and selling arrangement. The outstanding balances are stated net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s previous loss history, the customer’s ability to pay its obligations and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Income Taxes

The Company is required to estimate income tax in each jurisdiction in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from the different treatment of items for book and tax purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s Consolidated Balance Sheet. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts each year-end. The Company must then consider the likelihood that the deferred tax asset will be recoverable from future taxable income and to the extent that the Company believes that recoverability is not likely, the Company establishes a valuation allowance.

Impact of Inflation and Changing Prices

The Company has experienced inflation related to the purchase of raw materials and finished goods. The Company does not believe that the change in price of these raw materials and finished goods has had a material effect on net sales or results of operations. The Company cannot accurately determine the extent of inflation on changing prices or net sales.

Dollar figures set forth below are rounded to the nearest thousand.

Results of Operations

Fiscal 2004 as compared to Fiscal 2003

Net sales for the twelve months ended February 29, 2004 (“fiscal 2004”, or the “fiscal 2004 period”) were $143,273,000 compared to $129,281,000 for the twelve months ended February 28, 2003 (“fiscal 2003”, or the “fiscal 2003 period”), an increase of $13,992,000 or 10.8%. Sales at the Company’s North American subsidiaries increased by approximately $7,013,000. Approximately $1,600,000 of the total increase was the result of favorable exchange rates at the Company’s Canadian subsidiary. The balance of the increase was the result of increased sales to the home center customer base principally due to new store expansion by home centers and the introduction of new product into existing stores. These increases were partially offset by a decline in the Company’s distributor business. Sales at the Company’s foreign subsidiaries increased by approximately $6,979,000 of which approximately $3,595,000 was the result of favorable exchange rates. Further, approximately $3,300,000 of the foreign sales increase results from the full year effect of the acquisition of an Australian distributorship in July 2002 amounting to approximately $2,100,000 and the acquisition of a manufacturer and distributor in England, in January 2004, amounting to approximately $1,200,000. Overall, selling prices remained relatively stable during the period.

Gross profit for fiscal 2004 was $49,208,000 compared to $44,399,000 for fiscal 2003, an increase of $4,809,000 or 10.8%. As a percentage of net sales, gross profit remained constant at 34.3% for the fiscal 2004 and fiscal 2003 periods. The actual increase in gross profit was primarily the result of the increase in volume together with a favorable change in the foreign exchange rates of approximately $1,622,000.

Shipping expenses for the fiscal 2004 period were $13,369,000 compared to $11,950,000 for the fiscal 2003 period, an increase of $1,419,000 or 11.9%. As a percentage of net sales, these expenses increased slightly to 9.3% in the fiscal 2004 period from 9.2% in the fiscal 2003 period, primarily as a result of increased freight rates at the Company’s North American and Australian subsidiaries and a decrease in the Company’s average order size. The actual increase is primarily the result of increased sales volume. The Company’s recent acquisitions accounted for an approximate increase of $300,000 and exchange rate differences accounted for approximately $277,000 of the increase in freight expense.

General and administrative expenses for the fiscal 2004 period were $12,300,000 compared to $10,980,000 for the fiscal 2003 period, an increase of $1,320,000 or 12.0%. As a percentage of net sales, these expenses increased slightly to 8.6% in the fiscal 2004 period from 8.5% in the fiscal 2003 period, primarily as a result of an increase in human resources costs. These costs together with an increase in insurance, information technology and depreciation at the Company’s North American subsidiaries, accounted for approximately $832,000 of the increase. The Company’s foreign subsidiaries accounted for an increase of approximately $488,000 substantially all of which is exchange rate related.

Selling and marketing costs for the fiscal 2004 period increased to $14,598,000 from $13,762,000 in the fiscal 2003 period, an increase of $836,000 or 6.1%. As a percentage of net sales, these expenses decreased to 10.2% in the fiscal 2004 period from 10.6% in the fiscal 2003 period, primarily as a result of certain fixed costs being spread over the higher sales volume. The actual increase is primarily the result of increased commissions and marketing allowances resulting from the higher sales volume together with an approximate $728,000 increase resulting from exchange rate differences.

Other expense for the fiscal 2004 period includes, among other things, approximately $767,000 resulting from a change to the value of the warrant put liability and approximately $617,000 relating to the early repayment of the Company’s subordinated debt. Other expense in the fiscal 2003 period was primarily the result of a change to the value of the warrant put liability.

Interest income for the fiscal 2004 and fiscal 2003 periods was approximately $1,000. Interest expense for the fiscal 2004 period was approximately $1,586,000 compared to approximately $1,877,000 in the fiscal 2003 period. Interest expense decreased primarily as a result of the decrease in the borrowing rate applied to the Company’s indebtedness and the repayment of the Company’s high interest subordinated debt. These decreases were partially offset by the $270,000 prepayment penalty in the fiscal 2004 period relating to the early repayment of the Company’s subordinated debt.

Provision for income taxes was $2,380,000 in fiscal 2004 compared to $2,243,000 in the fiscal 2003 period, an increase of 137,000 or 6.1%. The increase is the result of the increase in the Company’s taxable income. The effective tax rate was approximately 40.6% in the fiscal 2004 period compared to 42.3% in the fiscal 2003 period. The estimated tax rate is based upon the most recent effective tax rates available and is higher in the fiscal 2003 period primarily as a result of the Company not recognizing an income tax benefit related to its European subsidiary’s loss. Further, the Company did not recognize a tax benefit in either the fiscal 2004 or fiscal 2003 period relating to the financial accounting requirement of the put liability.

In August 2002, the Company completed the valuation of its goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. The result of this valuation was an impairment loss to goodwill at the Company’s European and Latin American subsidiaries. This impairment loss, amounting to approximately $3,048,000, was recorded as a cumulative effect of a change in accounting principal and was effected as of March 1, 2002.

Net income for the fiscal 2004 period, excluding approximately $566,000 of after tax expense relating to the early repayment of certain subordinated indebtedness previously described herein was approximately $4,054,000 compared to approximately $3,055,000, exclusive of the cumulative effect of a change in accounting principle for the fiscal 2003 period, an increase of approximately $999,000 or 32.7%. After taking into consideration the foregoing analysis of changes in expenses, net income as a percentage of net sales increased to 2.8% in the fiscal 2004 period from 2.4% in the fiscal 2003 period. The Company’s management believes that the financial results the Company would have achieved without the one-time charges related to the prepayment of its subordinated debt is meaningful to investors because it provides a consistent comparison with prior period results.

Exclusive of the above qualifications, net income for the fiscal 2004 period increased to $3,488,000 from $7,000 in the fiscal 2003 period, an increase of $3,481,000 or 497.3%. Net income as a percentage of sales increased to 2.4% of sales for the fiscal 2004 period from 0% of sales in the fiscal 2003 period.

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

In August 2002, the Company completed the valuation of its goodwill in accordance with the provisions of SFAS No. 142. The result of this valuation was an impairment loss to goodwill at the Company’s European and Latin American subsidiaries. This impairment loss, amounting to approximately $3,048,000, was recorded as a cumulative effect of a change in accounting principal and was affected as of March 1, 2002.

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

Exclusive of the above qualifications, net income for the fiscal 2003 period decreased to approximately $7,000 from approximately $2,103,000 in the fiscal 2002 period, a decrease of $2,096,000 resulting from the factors described above and the approximate $3,048,000 charge from the change in accounting principal. Net income as a percentage of net sales decreased from 1.9% in the fiscal 2002 period to 0% in the fiscal 2003 period.

Liquidity and Capital Resources

Working capital increased to approximately $13,753,000 at February 29, 2004 from approximately $11,810,000 at February 28, 2003, an increase of $1,943,000 primarily as a result of an increase in the Company’s income from operations, the refinancing of the Company’s debt in November 2002, as further described elsewhere herein, and an approximate increase of $208,000 resulting from the acquisition, in fiscal 2004, of a manufacturer and distributor in the United Kingdom. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents in its balance sheet.

Net cash provided by operating activities during the fiscal 2004 period was approximately $9,257,000 compared to cash used of approximately $979,000 for the comparable fiscal 2003 period. The increase in cash from operating activities was primarily the result of an increase in income from operations as adjusted for non-cash charges for depreciation, amortization and the put liability charge in addition to significant decreases in accounts receivable and inventory as a result of the Company’s ability to enhance collections of accounts receivable and dramatically reduce the inventory level from the previous year high which was adversely affected by the work stoppage at certain West Coast shipping ports in the United States of America. Net cash used in investing activities was approximately $5,942,000 in the fiscal 2004 period compared to approximately $1,753,000 for the comparable fiscal 2003 period. The fiscal 2004 amount was attributable to capital expenditures of approximately $2,586,000, of which approximately $1,395,000 relates to the expansion of the Company’s plant in Bramalea, Ontario, Canada. Additionally, the Company expended approximately $3,602,000 for the acquisition of a manufacturer and distributor in the United Kingdom. The fiscal 2003 amount was attributable to $1,258,000 of capital expenditures and approximately $495,000 of funds expended for an Australian distributor acquisition.

Net cash used in financing activities was approximately $3,041,000 in the fiscal 2004 period as compared to cash provided by financing activities of approximately $2,883,000 in the fiscal 2003 period. The fiscal 2004 amount is substantially the result of repayments of line of credit, term debt and acquisition debt amounting to approximately $9,500,000 offset by new debt in the amount of approximately $6,367,000. The new debt pertains to the refinancing of the Company’s $4,500,000 subordinated debt described elsewhere herein and a mortgage of approximately $1,324,000 to finance the expansion of the Company’s Canadian facility. The fiscal 2003 amount is substantially the result of an increase in short term financing to fund working capital needs.

In November 2002, the Company entered into an amended and restated loan agreement with its existing lender. Under the terms of the agreement the Company obtained a $4,000,000 term loan, which was used to refinance its existing two term loans with this lender and provide additional working capital. Under the terms of the new loan, which will mature in 2007, the Company will pay $400,000 per quarter during the first year of the loan and $200,000 per quarter thereafter. The agreement, which now includes another financial institution as a participant, also increased the Company’s borrowing capacity under a revolving loan facility to $23,000,000 under the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving loan facility expires in July 2005. The term loan and the revolver have an interest rate that ranges from LIBOR plus 1.50% to LIBOR plus 2.25% and are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At February 29, 2004, the rate was LIBOR (1.2% at February 29, 2004) plus 1.75% and the Company had approximately $3,416,000 available for future borrowings under its revolving loan facility net of approximately $429,000 in outstanding letters of credit. During the twelve month period ended February 29, 2004, the Company borrowed approximately $11,650,000 and repaid approximately $15,599,000 under this revolving credit facility. This resulted in an average outstanding indebtedness during the period of approximately $17,874,000.

In July 2003, the Company refinanced its mortgage loan in Canada and financed its expansion of the Canadian facility. The mortgage refinancing is for approximately $1,867,000, and is amortized based on a 15-year period. The mortgage refinancing bears an interest rate of LIBOR plus 2.00% and will mature in October 2007. The mortgage loan requires principal payments of approximately $10,500 per month.

In May 2003, the Company prepaid its subordinated loan facility with HillStreet Fund LP (“HillStreet”). Under the terms of the prepayment, the Company paid a prepayment penalty of 6% amounting to

$270,000 together with the $4,500,000 principal balance of the facility. The prepayment penalty was included in interest expense in the Consolidated Statement of Operations for the fiscal 2004 period. Funding for this prepayment came from a second term facility provided by the Company’s two financial lenders. This term facility requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to a maximum of $3,000,000 of this loan. The guarantor’s potential liability under the guaranty decreases by an amount equal to each payment made by the Company. In connection with the guaranty, the Company’s audit committee and board of directors approved, and the stockholders ratified, an agreement whereby the Company granted its Chairman 50,000 shares of restricted common stock. Based on an independent appraisal obtained by the Company, the value of the 50,000 shares was determined to be $275,000 or $5.50 per share. The Company further agreed to indemnify him to the extent of all payments made by the Chairman to the lenders pursuant to the guaranty.

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding, and can be “put” to the Company on and after April 5, 2006, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company updates the value of the liability for the Put Warrants on a quarterly basis. The liability value of the Put Warrants is calculated based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the last twelve month trailing EBITDA calculation; or (3) an appraised value as if the Company was sold as a going concern. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In the fiscal 2004 period, the Company recorded an expense of approximately $795,000 related to the increase in the Put Warrant Liability.

The Company’s Australian subsidiary has a foreign payment facility which allows it to borrow against a certain percentage of inventory and accounts receivable. At February 29, 2004, the maximum permitted borrowing was approximately $850,000, of which substantially all was utilized and there were no available borrowings as of such date.

In connection with an acquisition in July 2002, the Company’s Australian subsidiary entered into a new loan facility with an Australian financial institution to provide financing of up to AUD$ 2,500,000 (approximately US $1,300,000). This facility includes a term facility and a short-term foreign and domestic facility that will be used to provide the capital necessary for acquisitions and general working capital purposes. The term facility expires in June 2005 and requires quarterly payments of AUD $25,000 (approximately US $19,000) and a final balloon payment. In July 2002, approximately AUD $1,298,000 (approximately US $715,000) of this facility was used to provide financing for the acquisition of an Australian distributor and, in addition, the Company issued a note to the related seller in the approximate amount of AUD $1,445,000 (approximately US $795,500). This note requires monthly payments in the amount of approximately $21,000 through December 2006 with interest at 6.5%. Subsequent to February 28, 2004 the Company modified its existing facility in Australia to provide for borrowing up to a maximum of AUD $4,427,000 (approximately US $3,337,000). The additional financing will be utilized to finance a future acquisition and provide additional working capital. The facility consists of two term facilities, one of which expires in June of 2005 and the other in April 2007. Quarterly payments of AUD $112,000 (US $84,000) are required with balloon payments at the conclusion of each loan. The facility bears an interest rate of 2% above the Australian bank bill rate or cost of finance rate (5.45%) at February 29, 2004.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three unsecured notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company’s prevailing borrowing rate. In October 2002, the Company paid $50,000 and, in May 2003, amended the agreement to provide for full payment on October 10, 2004 of the remaining $250,000. The agreement was further amended on February 2, 2004 to extend the final $250,000 due as of February 29, 2004 to October 10, 2006. Interest on the extended payment is payable quarterly at 7%. The second note, in the principal amount of $825,000, was payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance was paid over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 was paid in December, 2003. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of February 29, 2004 was $480,000.

In connection with the purchase of the assets of Vitrex Ltd., a manufacturer and distributor of accessory flooring and safety products in the United Kingdom as further described elsewhere in this report, the Company’s United Kingdom subsidiary entered into two financing arrangements with a financial institution in the United Kingdom. The first financing arrangement allows for borrowing of up to approximately £900,000 (approximately U.S. $1,600,000) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £400,000 (approximately U.S. $728,000) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary as well as a guaranty by the Company.

Impact of Inflation and Changing Prices

The Company has experienced inflation related to the purchase of raw materials and finished goods. The Company does not believe that the change in price of these raw materials and finished goods has had a material effect on net sales or results of operations. The Company cannot accurately determine the extent of inflation on changing prices or net sales. The Company does not believe inflation has had a material effect on net sales or results of operations.

Contractual and Other Obligations

The following table summarizes, as of February 29, 2004, the Company’s minimum payments for long-term debt and other obligations for the next five years and thereafter.

	Payments Due By Fiscal Year Ending February 28 or 29,
	Total	2005	2006	2007		2008	2009	Thereafter
Long-term debt	$10,077,935	3,224,313	3,647,589	890,623		1,734,985	77,440	502,985
Capital lease obligation	200,228	95,952	85,155	19,121
Operating lease obligation	5,480,826	2,151,932	1,560,507	1,266,306		502,081
Purchase obligation	13,397,727	13,397,727
Put warrant	1,942,792	—	—	1,942,792	(1)	—	—	—

	$31,099,508	$18,869,924	$5,293,251	$4,118,842		$2,237,066	$77,440	$502,985

(1)	Represents the earliest period that the holder can put the warrants to the Company under the existing agreement (see Note I). Also, the Company has the right to call these warrants in the fiscal year ending February 29, 2008.

The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company’s working capital needs, including the growth in inventory and accounts receivable balances, and will be adequate to finance anticipated capital expenditures and debt obligations for the next twelve months. There can be no assurance, however, that the assumptions upon which the Company bases its future working capital and capital expenditure requirements and the assumptions upon which it bases its belief that funds will be available to satisfy such requirements will prove to be correct. If these assumptions are not correct, the Company may be required to raise additional capital through loans or the issuance of debt securities that would require the consent of the Company’s current lenders, or through the issuance of equity securities.

To the extent the Company raises additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. Moreover, additional capital may be unavailable to the Company on acceptable terms, or may not be available at all.

Recently Issued Accounting Standards

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At February 29, 2004 the Company currently is not a party to transactions contemplated under FIN 46.

Revenue Recognition

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. At February 29, 2004, the Company is not a party to transactions contemplated by EITF 00-21.

Derivative Instruments

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FIN No. 45, and (4) amends certain other exiting pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company’s adoption of SFAS No. 149 did not have a material impact on its results of operations or financial position.

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

In March 2003, the Securities and Exchange Commission issued Regulation G “Condition for Use of Non-GAAP Financial Measures”. As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company’s historical or future performance, financial position or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with generally accepted accounting principles. Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP. This report contains use of non-GAAP financial measures and the required numerical reconciliation.

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

Risk Factors Affecting the Company’s Performance

In addition to other information provided in this Annual Report on Form 10-K, the Company is subject to the following risk factors. While we believe our expectations are reasonable, they are not guarantees of future performance. Our results could differ substantially from our expectations if any of the events described in these risks occur.

The Company May Be Unable To Pass On To Its Customers Increases In The Costs Of Raw Materials

The prices of many of the Company’s raw materials for the manufacture of adhesives and tile spacers vary with market conditions. In addition the price of many of the Company’s finished goods are impacted by changes in currency, freight costs and raw materials at the point of production. The Company’s ability to pass these increases on to its customers varies depending on the product line, rate and magnitude of any increase. There may be periods of time during which increases in these costs cannot be recovered.

The Company’s Largest Customers Seek To Purchase Product Directly From Foreign Suppliers

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

Failure To Identify Suitable Acquisition Candidates, To Complete Acquisitions And To Integrate Successfully The Acquired Operations

As part of its business strategy, the Company intends to pursue acquisitions that enhance its current product line and distribution channels both in the United States of America and around the world. Although the Company regularly evaluates acquisition opportunities, it may not be able to successfully identify suitable acquisition candidates; obtain sufficient financing on acceptable terms to fund acquisitions, or profitably manage the acquired businesses. In addition, the Company may not be able to successfully integrate the acquired operations and the acquired operations may not achieve the expected results.

The Company has been, and in the future may be subject to claims and liabilities under environmental, health and safety laws and regulations, which could be significant.

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, handling and disposal practices for solid, special and hazardous wastes. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company has received various notices from state and federal agencies that it may be responsible for certain environmental remediation activities and is, or has been, a defendant in environmental litigation. Although the Company is not currently aware of any situation requiring remedial or other action that would involve a material expense to the Company or expose the Company to material liability under Environmental Laws, the Company cannot assure you that it will not incur any material liability under Environmental Laws in the future or that it will not be required to expend finds in order to effect compliance with applicable Environmental Laws, either of which could have a material adverse effect on the Company.

The Company faces intense competition in its industry, which could decrease demand for its products and could have a material adverse effect on its profitability.

The Company’s industry is highly competitive. The Company faces competition from a large number of manufacturers and independent distributors. Many of its competitors are larger and have greater resources and access to capital than the Company. In order to maintain the Company’s competitive position, the Company will need to continue to develop new products and expand its customer base both domestically and internationally. Competitive pressures may also result in decreased demand for the Company’s products. Any of these factors could have a material adverse effect on the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk results primarily from fluctuations in interest rates. In addition the Company has international subsidiaries which expose the financial condition and results of operations to fluctuation in the rates of various foreign currencies. For the year ended February 29, 2004, the foreign currency fluctuation was not material to the financial condition or results of operations of the Company.

In order to limit the effect of changes in interest the Company purchased, in February 2003 for $125,000, a three year 4% LIBOR CAP on $10 million of the Company’s floating rate debt.

The Company averaged approximately $24,040,000 of variable rate debt during fiscal 2004. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $96,000.

The Company issued 325,000 warrants associated with certain of its previously existing subordinated debt. These warrants contain put and call provisions as defined in the agreement. If the fair value of the warrant changes by $0.10, the effect on the Company would be an adjustment to earnings of $32,500.

Item 8. Financial Statements and Supplementary Financial Data

The response to this item is submitted on pages F1 – F28 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 9, 2004.

Item 11. Executive Compensation

Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 9, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 9, 2004.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 9, 2004.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 9, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of the report:

1. and 2. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

3. For Exhibits see Item 14 (c), below. Exhibit Nos. 10.1.1, 10.1.2, 10.1.3 and 10.3.11 consist of management contracts or compensatory plans or arrangements required to be filed as exhibits to this report.

(b)	Reports on Form 8-K

A Form 8-K was filed on January 8, 2004 announcing the issuance of a press release setting forth the Company’s earnings and condensed balance sheet for the fiscal third quarter and nine months ended November 30, 2003.

(c)	List of Exhibits:

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation (1)

2.1.1	Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc. (4)

3.1.1	Certificate of Incorporation of the Company (1)

3.1.2	Bylaws of the Company (2)

3.3	Form of Indemnification Agreement executed by Officers and Directors of the Company (1)

4.1	Form of specimen certificate for Common Stock of the Company (1)

4.1.1	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering (1)

9	Voting Trust Agreement, dated August 3, 1996, by and between Lewis Gould and Susan J. Gould (1)

10.1.1	Employment Agreement, dated August 3, 1996, by and between Lewis Gould and the Company (1)

10.1.2	Q.E.P. Co., Inc. Omnibus Stock Plan of 1996 (2)

10.1.3	Employment Agreement dated May 1, 2002 by and between Lewis Gould and the Company. (9)

10.2.6	Lease Agreement, dated September 17, 1996, by and among the Company and Lawrence Z. Crockett, as Trustee of the Lawrence Z. Crockett Trust dated March 31, 1994 and Marilyn M. Crockett, as Trustee of the Marilyn M. Crockett Trust dated March 31, 1994, including amendment thereto dated January 22, 1997 (2)

10.2.7.1.1	Industrial Lease, dated August 1, 1996, by and between JMB/Pennsylvania Advisors - IV, L.P., and the Company (2)

10.3.1.1.1	Revolving Loan and Security Agreement and Assignment of Leases, dated October 13, 1995, by and between Shawmut Bank Connecticut, N.A., a national banking association, and the Company, including Promissory Note dated October 13, 1995, Limited Guaranty of Lewis Gould dated October 13, 1995, and form of Guaranty executed by the Company’s subsidiaries (1)

10.3.2	First Amendatory Agreement to Revolving Loan and Security Agreement, dated as of July 25, 1997, by and among Q.E.P. Co., Inc. and its subsidiaries and Fleet National Bank (f/k/a Shawmut Bank Connecticut, N.A.), including Amended and Restated Revolving promissory Note dated July 25, 1997 and Release of Limited Guaranty of Lewis Gould, dated July 25, 1997. (3)

10.3.3	Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O’Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997. (5)

10.3.3A	First Amendatory Agreement to the Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O’Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997. (7)

10.3.4	Stock Purchase Agreement effective January 1, 1998 between Q.E.P. Holding B.V. and Roberts Beheer B.V. (6)

10.3.5	Purchase and Sale Agreement effective as of December 31, 1997 between Roberts Beheer B.V., Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc. (6)

10.3.6	Subordinated Loan and Security Agreement, dated April 5, 2001, by and between The HillStreet Fund, L.P. and the Company, including Subordinated Term Promissory Note dated April 5, 2001, Warrant Agreement dated April 5, 2001, and Warrant dated April 5, 2001. (8)

10.3.7	Fourth Agreement of Amendment, dated April 5, 2001, by and between Fleet Capital Corporation and the Company, including 2001 Term Note dated April 5, 2001, Guaranty of Lewis Gould dated April 5, 2001, Amended Trademark Collateral Security Agreement. (8)

10.3.8	Second Amended and Restated Loan Agreement dated November 14, 2002, by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (10)

10.3.9	Form of Term Note, Domestic Advances Note, Foreign Advances Note and B.V. Note executed in connect with Second Amended and Restated Loan Agreement dated November 14, 2002. (11)

10.3.10	Guaranty Agreement among Lewis Gould, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, dated May 12, 2003. (13)

10.3.11	Agreement by the Company and Lewis Gould, dated May 12, 2003. (13)

14.1	Code of Ethics for Senior Financial Officers. (14)

21	Subsidiaries of the Company (8)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

99.1	Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) (4)

99.2	Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70), and IBJ Schroeder as Escrow Agent ($500,000). (4)

99.3	Escrow Agreement dated October 21, 1997 among the Company, RCI Holdings, Inc., and IBJ Schroeder. (4)

(1)	Incorporated by reference to Exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477).
(2)	Incorporated by reference to Exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 28, 1997.
(3)	Incorporated by reference to Exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q filed on October 14, 1997.
(4)	Incorporated by reference to Exhibit of the same number filed with the Company’s Report on Form 8-K filed on November 3, 1997 (except that Exhibit 2.1.1 above was numbered 2.1 in the Form 8-K).
(5)	Incorporated by reference to Exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q filed on January 14, 1998.
(6)	Incorporated herein by reference to Exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 28, 1998.
(7)	Incorporated herein by reference to Exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 27, 2000.
(8)	Incorporated herein by reference to Exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 28, 2001.
(9)	Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed January 13, 2003.
(10)	Incorporated herein by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q filed January 13, 2003.

(11)	Incorporated herein by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed January 13, 2003.
(12)	This exhibit shall be treated as accompanying this Annual Report on Form 10-K and shall not be deemed as filed as part of the Report.
(13)	Incorporated herein by reference to exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 28, 2003.
(14)	Filed herewith.
(d)	The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, State of Florida, on May 19, 2004.

Q.E.P. CO., INC.

By:	/s/ Lewis Gould
Lewis Gould
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lewis Gould and Marc P. Applebaum and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lewis Gould Lewis Gould	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 19, 2004

/s/ Marc P. Applebaum Marc P. Applebaum	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 19, 2004

/s/ Peter A. Ruggeri Peter A. Ruggeri	Chief Accounting Officer	May 19, 2004

/s/ Emil Vogel Emil Vogel	Director	May 19, 2004

/s/ Christian Nast Christian Nast	Director	May 19, 2004

/s/ Leonard Gould Leonard Gould	Director	May 19, 2004

/s/ Geary Cotton Geary Cotton	Director	May 19, 2004

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Q.E.P. Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Q.E.P. Co., Inc. (a Delaware corporation) and Subsidiaries as of February 29, 2004 and February 28, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q.E.P. Co., Inc. and Subsidiaries as of February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

On March 1, 2002, and as discussed in Note H, the Company adopted Statement of Financial Accounting Standards No, 142, “Goodwill and Other Intangible Assets”.

We have also audited Schedule II of Q.E.P. Co., Inc. and Subsidiaries for each of the three years in the period ended February 29, 2004. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/    Grant Thornton LLP

Grant Thornton LLP

Miami, Florida

April 15, 2004

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29, 2004	February 28, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$956,608	$304,453
Accounts receivable, less allowance for doubtful accounts of approximately $643,000 and $354,000 as of February 29, 2004 and February 28, 2003, respectively.	23,121,599	20,548,282
Inventories	28,854,980	28,386,525
Prepaid expenses	2,147,598	1,861,999
Deferred income taxes	382,167	598,876

Total current assets	55,462,952	51,700,135

Property and equipment, net	8,029,371	6,443,379
Deferred income taxes	1,112,381	1,216,913
Goodwill	11,400,335	10,096,318
Other intangible assets, net	2,247,711	2,254,593
Other assets	571,205	814,020

Total assets	$78,823,955	$72,525,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit	$19,233,115	$20,339,721
Current maturities of long term debt	2,751,683	2,818,148
Acquisition notes payable	568,582	839,326
Accounts payable	11,935,810	12,499,204
Accrued liabilities	7,221,143	3,393,251

Total current liabilities	41,710,333	39,889,650

Notes payable	6,152,134	6,582,680
Acquisition notes payable	805,765	1,171,795
Deferred income taxes	705,583	590,638
Warrant put liability	1,942,792	1,175,300

Total Liabilities	51,316,607	49,410,063
Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at February 29, 2004 and February 28, 2003	336,660	336,660
Common stock; 20,000,000 shares authorized, $.001 par value; 3,414,050 shares and 3,381,190 shares issued and outstanding at February 29, 2004 and February 28, 2003, respectively	3,414	3,381
Additional paid-in capital	9,274,739	9,068,703
Retained earnings	19,316,727	15,838,522
Cost of stock held in treasury	(381,445)	(436,170)
Accumulated other comprehensive income	(1,042,747)	(1,695,801)

	27,507,348	23,115,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,823,955	$72,525,358

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended
	February 29, 2004	February 28, 2003	February 28, 2002
Net sales	$143,272,547	$129,281,184	$109,674,723
Cost of goods sold	94,064,626	84,882,533	72,602,550

Gross profit	49,207,921	44,398,651	37,072,173

Costs and expenses:
Shipping	13,369,139	11,950,419	9,588,832
General and administrative	12,299,927	10,980,175	9,740,543
Selling and marketing	14,598,222	13,761,824	11,894,600
Other expense (income), net	1,488,026	531,537	(217,133)

	41,755,314	37,223,955	31,006,842

Operating income	7,452,607	7,174,696	6,065,331

Interest income	789	770	9,897
Interest expense	(1,586,006)	(1,876,773)	(2,567,455)

Income before provision for income taxes and cumulative effect of change in accounting principle	5,867,390	5,298,693	3,507,773

Provision for income taxes	2,379,409	2,243,395	1,404,795

Net income before cumulative effect of change in accounting principle	3,487,981	3,055,298	2,102,978
Cumulative effect of change in accounting principle	—	(3,047,788)	—

Net income	$3,487,981	$7,510	$2,102,978

Basic earnings per common share:

Income before cumulative effect of change in accounting principle	$1.02	$0.90	$0.62
Cumulative effect of change in accounting principle	—	(0.89)	—

Net income	$1.02	$0.01	$0.62

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$0.99	$0.90	$0.62
Cumulative effect of change in accounting principle	—	(0.89)	—

Net income	$0.99	$0.01	$0.62

The accompanying notes are an integral part of these statements

Q.E.P. CO. INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Paid-in capital	Retained earnings	Accumulated Other Comprehensive Income	Treasury stock	Other Comprehensive Income
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at February 28, 2001	336,660	$336,660	3,381,190	$3,381	$9,082,087	$13,758,547	$(716,933)	$(350,993)	$1,098,647

Net income						2,102,978			2,102,978

Other comprehensive income:
Foreign currency translation adjustment							(1,094,378)		(1,094,378)

Purchase of treasury stock								(39,649)
Purchase of warrants					(13,384)
Dividends						(18,742)

Balance at February 28, 2002	336,660	$336,660	3,381,190	$3,381	$9,068,703	$15,842,783	$(1,811,311)	$(390,642)	$1,008,600

Net income						7,510			7,510

Other comprehensive income:
Foreign currency translation adjustment							115,510		115,510

Purchase of treasury stock								(45,528)
Dividends						(11,771)

Balance at February 28, 2003	336,660	$336,660	3,381,190	$3,381	$9,068,703	$15,838,522	$(1,695,801)	$(436,170)	$123,020

Net income						3,487,981			3,487,981

Other comprehensive income:
Foreign currency translation adjustment							653,054		653,054

Purchase of treasury stock								(206,760)
Issuance of stock in connection with a guarantee agreement					13,514			261,485
Issuance of stock in connection with the exercise of stock options			32,860	33	192,522
Dividends						(9,776)

Balance at February 29, 2004	336,660	$336,660	3,414,050	$3,414	$9,274,739	$19,316,727	$(1,042,747)	$(381,445)	$4,141,035

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 29, 2004	February 28, 2003	February 28, 2002
Cash flows from operating activities:
Net income	$3,487,981	$7,510	$2,102,978

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	3,047,788	—
Depreciation and amortization	2,861,229	1,838,712	1,429,296
Change in fair value of warrant put liability	767,492	600,300	—
Amortization of costs in excess of assets acquired	—	—	471,126
Amortization of discount on long term debt	—	108,336	112,874
Bad debt expense	431,652	363,705	94,909
Gain on sale of property and equipment	(132,604)	—	—
Deferred income taxes	436,186	(12,090)	210,520
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,773,003)	(2,519,141)	(167,607)
Inventories	1,257,164	(7,508,682)	(292,666)
Prepaid expenses	(149,603)	(44,629)	(224,234)
Other assets	(165,704)	(964,659)	(218,487)
Accounts payable and accrued liabilities	2,235,787	4,103,546	(899,185)

Net cash provided by (used in) operating activities	9,256,577	(979,304)	2,619,524

Cash flows from investing activities
Capital expenditures	(2,585,762)	(1,257,785)	(576,907)
Acquisitions, net of cash acquired	(3,601,561)	(495,630)	—
Proceeds from sale of property & equipment	245,362	—	—

Net cash used in investing activities	(5,941,961)	(1,753,415)	(576,907)

Cash flows from financing activities:
Net (payments) borrowings under lines of credit	(1,106,606)	3,576,507	1,278,592
Borrowings of long term debt	6,366,531	4,715,643	6,000,000
Repayments of long term debt	(7,605,960)	(4,721,360)	(7,999,681)
Repayments of acquisition debt	(787,966)	(630,859)	(785,000)
Purchase of treasury stock	(90,000)	(45,528)	(39,649)
Proceeds from exercise of stock options	192,554	—	—
Purchase of common stock warrants	—	—	(13,384)
Dividends	(9,776)	(11,770)	(18,742)

Net cash (used in) provided by financing activities	(3,041,223)	2,882,633	(1,577,864)

Cumulative currency translation adjustment	378,762	(280,781)	(427,250)

Net increase (decrease) in cash	652,155	(130,867)	37,503

Cash and cash equivalents at beginning of year	304,453	435,320	397,817

Cash and cash equivalents at end of year	$956,608	$304,453	$435,320

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.™, O’TOOL™, ROBERTS™, QSet™ and Fresh™ the Company markets specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Total products marketed by Q.E.P. and subsidiaries approximate 3,000. The Company sells its products to large home improvement retail centers, as well as traditional distribution outlets in 50 states and more than 49 countries worldwide.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation

The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly owned subsidiaries, after eliminating all significant inter-company accounts and transactions.

2.	Warrants

In connection with the refinancing of certain subordinated debt (see Note I), the Company issued 325,000 warrants at $3.63, which will expire on April 4, 2011. These warrants can be put to the Company after the fifth year based on certain criteria. Further, the Company may call these warrants, based on certain criteria, after the sixth year.

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

Maintenance and repairs are charged to expense, and significant renewals and betterments are capitalized. When property is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations for the period.

7.	Intangible Assets

As of March 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangibles. Accordingly, goodwill is no longer amortized but is tested for impairment using a fair value approach at the “reporting unit” level. Impairment charges are recognized for amounts where the reporting unit’s goodwill exceeds its fair value. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value.

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

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company continues to account for options issued under the intrinsic value method of APB 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and diluted earnings (loss) per share for the years ended February 28 or 29, 2004, 2003, and 2002, respectively would have been as follows:

	(in thousands, except per share data)
	2004	2003	2002
Net income (loss)
As reported	$3,488	$7	$2,103
Pro forma	$3,398	$(87)	$1,996

Net income (loss) per share
As reported	$0.99	$0.01	$0.62
Pro forma	$0.96	$(0.03)	$0.56

The weighted average fair value at date of grant for options granted during 2004, 2003 and 2002 was $5.40, $2.57 and $1.18 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

	2004	2003	2002
Expected stock price volatility	38.84%	37.37%	36.7%
Expected lives of options:
Directors and officers	3 years	3 years	3 years
Employees	3 years	3 years	3 years
Risk-free interest rate	4.08%	3.78%	4.4%
Expected dividend yield	0.0%	0.0%	0.0%

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Earnings Per Share

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

The components of comprehensive income and the effect on earnings for the year ended February 29, 2004 are detailed in the Company’s accompanying Consolidated Statements of Shareholders’ Equity.

14.	Post Employment Benefits

The Company has a policy which provides post employment service benefits to its salaried employees. The Company records a liability for post employment benefits in accordance with SFAS No. 112, “Employers Accounting for Post Employment Benefits”. Since the Company cannot reasonably estimate post employment service benefits, including severance benefits, on an ongoing basis, these costs are recorded only when the probability of payment and the amount of such payment can be reasonably determined.

15.	Derivative Instruments and Hedging Activities

The Company records its derivative instruments and hedging activities in accordance with the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

16.	Interest Rate Risk Management

The Company uses both interest rate cap and swap agreements to reduce the impact of interest rate changes on its floating rate debt. The interest rate swap agreement (the “Swap”) involves the exchange of fixed and floating interest rate payment obligations over various terms without the exchange of the underlying notional principal amount. The differential to be paid or received is recognized as an adjustment to interest expense in the period incurred. As of February 28, 2003 and February 29, 2004, the Company is not party to any swap agreements. In return for an upfront payment, a cap rate agreement entitles the purchaser to receive the amounts, if any, by which an agreed upon floating rate index exceeds the CAP interest rate. In February 2003, the Company purchased, for $125,000, a three-year 4% LIBOR CAP on $10 million of the Company’s floating rate debt, the effect of which in fiscal 2004 is immaterial to the consolidated financial statements of the Company.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The financial statements of subsidiaries outside the United States of America are generally measured using the local currency as the functional currency. Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in operating expenses.

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

20.	Shipping and Handling Costs

Shipping and handling costs are classified as a separate operational expense on the accompanying Consolidated Statements of Income.

21.	Advertising Cost

Advertising expense for the years ended February 28 or 29, 2004, 2003 and 2002 was $2,304,000, $2,021,000 and $1,758,000 respectively. The majority of these costs were paid to the Company’s two largest customers. In return, the Company receives and tracks the advertising in various forms of media of its products on a local, regional and national level. These retailers also display the Company’s products on in store signage and sends advertising of the Company’s products directly to its professional contractor customers. The Company believes, based on its review of information available, that the value received approximates the cost. These costs are included in selling and marketing on the consolidated statements of income. In the event costs exceed the fair market value, the excess cost will be included as a reduction of sales.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Actual results could differ from those estimates.

23.	Certain amounts in the fiscal year 2003 presentation have been reclassified to conform with the fiscal year 2004 presentation.

NOTE C – ACQUISITIONS

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. The purchase price is allocated based on the estimated fair values of assets acquired and liabilities assumed. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

In January 2004, the Company acquired Vitrex, a manufacturer and distributor of ceramic tools and safety equipment in the United Kingdom in accordance with its business strategy to pursue strategic acquisitions and expand its product line offerings. The results of Vitrex’s operations have been included in the consolidated financial statements, included herein, since that date.

In connection with the acquisition, the Company paid a total of approximately $3,602,000 through a cash payment. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 and accordingly the purchase price was allocated based on the estimated fair market values of the identifiable assets and liabilities obtained, resulting in original goodwill of approximately $971,000. Goodwill will not be amortized in the future but will be tested for impairment in accordance with the provisions of SFAS No. 142.

Cash consideration paid	$3,601,561

Less: fair value of identifiable assets acquired:
Accounts receivable, net	1,231,967
Inventory	1,786,907
Other assets	36,996
Property and equipment	486,497

59,194

Plus: fair value of liabilities assumed:
Accounts payable and accrued expenses	911,952

Excess of cost over fair value of net assets acquired:
Goodwill	$971,146

During fiscal 2003, the Company acquired certain assets and liabilities of an Australian distributor to increase market penetration in Australia. In connection with this acquisition, the Company paid a total of approximately $2,060,000 through a cash payment of approximately $496,000, issuance of a note to the sellers in the approximate amount of $795,000 and assumption of certain liabilities amounting to approximately $769,000. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 and accordingly the purchase price was allocated based on the estimated fair market values of the identifiable assets and liabilities obtained, resulting in original goodwill of approximately $413,000. Goodwill will not be amortized in the future but will be tested for impairment in accordance with the provisions of SFAS No. 142.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash consideration paid	$495,630
Note payable issued	795,470

Total consideration	1,291,100

Less: fair value of identifiable assets acquired:
Accounts receivable, net	790,410
Inventory	695,489
Other assets	8,570
Property and equipment	152,701

(356,070)

Plus: fair value of liabilities assumed:
Accounts payable and accrued expenses	769,096

Excess of cost over fair value of net assets acquired:
Goodwill	$413,026

The goodwill of $971,146 and $413,026, resulting from these acquisitions, is not deductible for tax purposes.

The unaudited pro forma consolidation of the acquisitions occurring in fiscal 2004 and fiscal 2003 showing the results of operations assuming the above purchases occurred on March 1, 2003 or March 1, 2002 are not material and are not included herein.

NOTE D – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during each period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not used when the effect is antidilutive. For the three years ended February 29, 2004, 325,000 common stock equivalent shares with an exercise price of $3.63 per share were not used due to their antidilutive effect. For the three years ended February 29, 2004, the weighted average number of basic shares of common stock outstanding amounted to 3,397,930 in 2004, 3,381,190 in 2003 and 3,381,190 in 2002. For the three years ended February 29, 2004 the weighted average number of diluted shares of common stock outstanding amounted to 3,526,732 in 2004, 3,394,236 in 2003 and 3,390,028 in 2002.

NOTE E – GEOGRAPHIC INFORMATION

The Company operates in one business segment, flooring-related products, because of the similarity of economic conditions, products, production processes, customers and expected long-term performance. The Company manufactures and distributes flooring-related products to the residential new construction, do-it-yourself and professional remodeling and renovation markets and home centers.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information attributable to the Company’s geographic areas is as follows:

	United States of America	Canada/ Latin America	New Zealand/ Australia	United Kingdom/ Europe	Inter-company Eliminations	Consolidated Total
2004
Sales	$106,504,039	$12,947,883	$12,459,431	$11,361,194	$—	$143,272,547
Transfers between areas	2,941,643	5,134,750	436,803	—	(8,513,196)	—

Total Sales	$109,445,682	$18,082,633	$12,896,234	$11,361,194	$(8,513,196)	$143,272,547

Long-lived Assets	$39,594,443	$3,975,495	$2,131,810	$2,122,319	$(24,463,064)	$23,361,003

2003
Sales	$100,456,456	$11,851,346	$8,598,994	$8,374,388	$—	$129,281,184
Transfers between areas	859,768	4,768,553	—	—	(5,628,321)	—

Total Sales	$101,316,224	$16,619,899	$8,598,994	$8,374,388	$(5,628,321)	$129,281,184

Long-lived Assets	$39,822,140	$2,855,213	$1,529,390	$450,967	$(23,832,487)	$20,825,223

2002
Sales	$87,197,283	$10,866,127	$3,761,605	$7,849,708	$—	$109,674,723
Transfers between areas	2,534,283	3,001,319	—	—	(5,535,602)	—

Total Sales	$89,731,566	$13,867,446	$3,761,605	$7,849,708	$(5,535,602)	$109,674,723

Long-lived Assets	$41,431,650	$2,325,823	$584,501	$823,820	$(23,943,579)	$21,222,215

NOTE F – INVENTORIES

Inventories consisted of the following:

	February 29, 2004	February 28, 2003
Raw materials and work-in-process	$3,291,674	$3,881,804
Finished goods	25,563,306	24,504,721

	$28,854,980	$28,386,525

NOTE G - PROPERTY AND EQUIPMENT

	February 29, 2004	February 28, 2003
Property and equipment consisted of the following:

Machinery and warehouse equipment	$6,127,161	$4,966,649
Office furniture, equipment and computer equipment	5,209,039	4,371,708
Building and leasehold improvements	3,849,964	2,214,167

	15,186,164	11,552,524
Less accumulated depreciation and amortization	(7,156,793)	(5,109,145)

	$8,029,371	$6,443,379

In fiscal 2004 and fiscal 2003, the Company acquired approximately $89,000 and $159,000, respectively, of machinery and equipment under capitalized leases. Such assets are recorded net of accumulated amortization of approximately $13,000 and $20,000 at February 29, 2004 and February 28, 2003, respectively.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – INTANGIBLE ASSETS

SFAS No. 142, “Goodwill and Other Intangible Assets” was adopted by the Company as of March 1, 2002. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but is tested at least annually for impairment. Any loss recognized upon adoption shall be recorded as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to the initial adoption of SFAS No. 142 is to be recorded in current earnings.

Under the transitional provisions of SFAS No. 142, the Company’s goodwill was tested for impairment. Each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on a valuation study performed by an independent third party appraiser which primarily considered the discounted cash flow and similar company’s trading multiples. As a result of the Company’s impairment test, the Company recorded, as a cumulative effect of a change in accounting principle, in fiscal 2003, an impairment loss of approximately $1,173,000 and $1,875,000 at its European and Latin American subsidiaries, respectively. In August 2003, the Company tested its remaining goodwill for impairment. The result of this test, performed by an independent third party appraiser, was that there was no impairment of goodwill in the fiscal 2004 period.

	February 29, 2004	February 28, 2003
Goodwill	$11,400,335	$10,096,318
Trademarks	1,893,965	1,949,618
Other intangibles	353,746	304,975

	$13,648,046	$12,350,911

Intangible assets are net of accumulated amortization of approximately $776,000 and $1,831,000 in fiscal 2004 and fiscal 2003, respectively.

Other than goodwill, all intangible assets are subject to amortization and are as follows:

		February 29, 2004		February 28, 2003
	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	20	$2,430,862	$(536,897)	$2,368,190	$(418,572)
Other intangibles	5	595,832	(242,086)	492,873	$(187,898)

		$3,026,694	$(778,983)	$2,861,063	$(606,470)

The following table provides information regarding estimated amortization expense for each of the following years ended February 28 or 29:

2005	$164,632
2006	134,667
2007	131,478
2008	131,478
2009	131,478

Consolidated amortization expense related to intangible assets, excluding goodwill, for the fiscal 2004 and fiscal 2003 periods was approximately $166,756 and $316,000, respectively. Future amortization expense for intangible assets will depend on acquisition activities, if any, and other business transactions. The amount of goodwill amortization included in the net earnings of the Company for the year ended February 28, 2002 was approximately $471,000.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of SFAS No. 142 in fiscal 2003, the effect on earnings and earnings per share of excluding such goodwill amortization for fiscal 2002 is as follows:

2002
Net earnings, as reported	$2,102,978
Net earnings, excluding goodwill amortization	$2,574,104

Earnings per share, as reported	$0.62
Earnings per share, excluding goodwill amortization	$0.75

NOTE I – DEBT

Total debt consists of the following:

	February 28, 2004	February 28, 2003
Payable to banks under revolving credit facilities	$19,233,115	$20,339,721
Subordinated debt	—	4,053,128
Payable to banks under term loan credit facilities	6,398,517	4,341,322
Payable to a bank under a mortgage agreement	1,855,545	529,880
Acquisition notes payable	1,374,347	2,011,121
Other debt, including capital leases	649,755	476,498

	29,511,279	31,751,670
Less current installments	22,553,380	23,997,195

Long Term	$6,957,899	$7,754,475

Payable to banks under revolving credit facilities

In November 2002, the Company entered into an amended and restated loan agreement with its existing lender, which provided a revolving credit facility and two separate term loans (discussed below). The agreement, which now includes another financial institution as a participant, increased the Company’s borrowing capacity under the revolving loan facility to $23,000,000 under the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving loan facility expires in July 2005. The revolver bears an interest rate that ranges from LIBOR plus 1.50% to LIBOR plus 2.25% and is collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At February 29, 2004, the rate was LIBOR (1.2% at February 29, 2004) plus 1.75% and the Company had approximately $3,416,000 available for future borrowings under its revolving loan facility net of approximately $429,000 in outstanding letters of credit. During the twelve month period ended February 29, 2004, the Company borrowed approximately $11,650,000 and repaid approximately $15,599,000 under this revolving credit facility. This resulted in an average outstanding indebtedness during the period of approximately $17,874,000.

The Company’s Australian subsidiary has a foreign payment facility which allows it to borrow against a certain percentage of inventory and accounts receivable. At February 29, 2004, the maximum permitted borrowing was approximately $850,000, of which substantially all was utilized and there were no available borrowings as of such date.

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

Subordinated Debt

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding and can be “put” to the Company on and after April 5, 2006, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company updates the value of the liability for the Put Warrants on a quarterly basis. The liability value of the Put Warrants is calculated based on the greatest of (1) the fair market value of the liability for the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the last twelve month trailing EBITDA calculation; or (3) an appraised value as if the Company was sold as a going concern. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In the fiscal 2004 period, the Company recorded an expense of approximately $795,000 related to the increase in the Warrant Put Liability.

Payable to Banks Under Term Loan Facilities

As discussed previously, the Company’s loan agreement provides for two separate term loan facilities. The first term loan facility with an original amount of $4,000,000 refinanced by Company’s then existing term loan and provided additional working capital. Amortization during the current year was $400,000 per quarter. Currently this loan requires payments of $200,000 per quarter.

In May 2003, the Company prepaid its subordinated loan facility with HillStreet Fund LP (“HillStreet”) utilizing the second term loan facility. Under the terms of the prepayment, the Company paid a prepayment penalty of 6% amounting to $270,000 together with the $4,500,000 principal balance of the facility. The prepayment penalty was included in interest expense in the Condensed Consolidated Statement of Operations for the fiscal 2004 period. This term facility requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to a maximum of $3,000,000 of this loan. The guarantor’s potential liability under the guaranty decreases by an amount equal to each payment made by the Company. In connection with the guaranty, the Company’s audit committee and board of directors approved and the stockholders ratified an agreement whereby the Company granted its Chairman 50,000 shares of restricted common stock. Based on an independent appraisal obtained by the Company, the value of the 50,000 shares was determined to be $275,000 or $5.50 per share. The Company further agreed to indemnify him to the extent of all payments made by the Chairman to the lenders pursuant to the guaranty.

In connection with an acquisition in July 2002, the Company’s Australian subsidiary entered into a loan facility with an Australian financial institution to provide financing of up to AUD $2,500,000 (approximately US $1,300,000). This facility includes a term facility and a short-term foreign and domestic facility that will be used to provide the capital necessary for acquisitions and general working capital purposes. The term facility expires in June 2005 and requires quarterly payments of AUD $25,000 (approximately US $19,000) and a final balloon payment.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payable to a Bank Under a Mortgage Agreement

In July 2003, the Company refinanced its mortgage loan in Canada and financed its expansion of the Canadian facility. The mortgage refinancing is for approximately $1,867,000, and is amortized based on a 15-year period. The mortgage refinancing bears an interest rate of LIBOR plus 2.00% and will mature in October 2007. The mortgage loan requires principal payments of approximately $10,500 per month.

Acquisition Notes Payable

In July 2002, the Company’s Australian subsidiary entered into a new loan agreement of approximately AUD $1,298,000 (approximately US $715,000) for the purpose of providing financing for the acquisition of an Australian distributor and, in addition, the Company issued a note to the related seller in the approximate amount of AUD $1,445,000 (approximately US $795,500). This note requires monthly payments in the amount of approximately $21,000 through December 2006 with interest at 6.5%.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three unsecured notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company’s prevailing borrowing rate. In October 2002, the Company paid $50,000 and, in May 2003, amended the agreement to provide for full payment on October 10, 2004 of the remaining $250,000. The agreement was further amended on February 2, 2004 to extend the final $250,000 due as of February 29, 2004 to October 10, 2006. Interest on the extended payment is payable quarterly at 7%. The second note, in the principal amount of $825,000, is payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance was paid over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 was paid in December, 2003. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of February 28, 2004 was $480,000.

Subsequent to February 29, 2004, the Company’s Australian subsidiary entered into a new loan agreement with its existing lender. The new facility increased the maximum limit of borrowings to approximately AUD $4,427,000 (approximately US $3,337,000). The additional availability is to be utilized to fund a future acquisition and provide additional working capital. The additional term note of this facility of approximately AUD $1,050,000 (US $813,000) will mature in 2007 and requires quarterly payments of AUD $87,500 (US $67,800). Interest on the facility will be 2% above the lending institutions bill rate or cost of funding.

Interest paid for all debt was approximately $1,534,893, $1,859,351 and 2,189,600 in fiscal 2004, 2003 and 2002 respectively.

The aggregate maturities of all debt, excluding the warrant put liability, maturing during each of the next five years as of February 29, 2004 is as follows:

2005	$22,553,381
2006	3,732,744
2007	909,744
2008	1,734,985
2009	77,440
Thereafter	502,985

Total	$29,511,279

Current	$22,553,380
Long Term	6,957,899

$29,511,279

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	February 29, 2004	February 28, 2003
Accrued payroll and employee benefits	$2,760,252	$1,466,619
Accrued volume rebates and advertising allowances	2,413,850	950,772
Accrued income taxes	1,074,000	446,747
Accrued environmental expense	192,623	79,993
Accrued interest	110,776	304,467
Accrued liabilities - other	669,642	144,653

	$7,221,143	$3,393,251

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

1. Future Minimum Obligations

The Company conducts its operations from various leased facilities. Future minimum payments under non-cancelable operating leases consist of the following in fiscal years ending after February 29, 2004:

2005	$2,151,932
2006	1,560,507
2007	1,266,306
2008	502,081
2009	—

Total	$5,480,826

Total rent expense under non-cancelable operating leases approximated $2,473,000, $2,310,000, and $2,201,000 in fiscal 2004, 2003, and 2002, respectively.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts acquisition of approximately $325,000 and this amount was subsequently increased by $275,000 to $600,000 based on an estimate for the cost of remediation. Through fiscal 2004, the Company has spent approximately $532,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of between $5,000 and $25,000 per year for the next few years.

NOTE L - PENSION AND RETIREMENT PLANS

Profit Sharing and 401(k) Plan

The Company and its subsidiaries offers a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution. The Company may, at the discretion of the board of directors, make contributions to the plan. For the three years ended February 29, 2004, the Company contributed approximately $57,000, $48,000, and $62,000, respectively.

Subsequent to the acquisition of Roberts Consolidated Industries, Inc. (“Roberts”), the Company terminated the Roberts Salaried Employees Defined Benefit Pension Plan. As of May 31, 1998, the projected benefit obligation was estimated to be $2,452,000 and the plan assets were approximately $2,947,000. The Company initially recorded an asset in excess of projected benefit of approximately $700,000. During fiscal 1999, the Company had an actuarial valuation prepared which adjusted this amount and goodwill by approximately $226,000. During fiscal 2001, the Plan distributed its remaining assets to its participants under a new defined contribution plan and, with the approval of regulatory authorities, the remainder reverted to the Company.

In May 2003, this new defined contribution plan distributed all remaining assets to the participants. Accordingly, no pension expense was recorded in each of the three years ended February 29, 2004.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also participates in a pension plan at one foreign subsidiary. The Company remits premiums to insurance companies who manage the plans. The Company records pension expense related to the normal premiums and amortizes the prior service costs over a ten-year period. The Company has recorded $131,825, $114,300, and $64,400 as pension expense for the years ended February 28 or 29, 2004, 2003 and 2002 respectively. As of February 29, 2004, approximately $170,000 of prior service cost is to be amortized and is recorded in Other Assets in the accompanying Consolidated Balance Sheet as of February 29, 2004.

NOTE M - INCOME TAXES

Income (loss) before provision for income taxes and cumulative effect of a change in accounting principal consisted of the following:

	Year Ended February 28 or 29,
	2004	2003	2002
United States	$4,415,311	$4,998,036	$4,192,810
Foreign	1,452,079	300,657	(685,037)

Total	$5,867,390	$5,298,693	$3,507,773

The components of the provision for income taxes are as follows:

	Year Ended February 28 or 29,
	2004	2003	2002
Current:
Federal	$1,396,968	$1,806,194	$1,089,993
State	117,124	148,586	51,848
Foreign	433,288	300,705	52,436

	1,947,380	2,255,485	1,194,277

Deferred:
Federal	346,503	(30,404)	447,443
State	24,459	(2,402)	35,357
Foreign	61,067	20,716	(272,282)

	432,029	(12,090)	210,518

Total income tax provision	$2,379,409	$2,243,395	$1,404,795

The tax effects of temporary differences which give rise to deferred tax assets are as follows:

	February 29, 2004	February 28, 2003
Provision for doubtful accounts	$110,539	$104,548
Accrued expenses	179,612	181,469
Fixed assets	(669,887)	(548,332)
Inventory	92,016	312,859
Net operating loss – U.S.	243,007	269,637
Foreign credit carryforwards and net operating loss	1,072,929	1,087,432
Other	(23,641)	(13,416)

	$1,004,575	$1,394,197
Less: valuation allowance on foreign net operating loss carryforward	(215,610)	(169,046)

Net deferred tax asset	$788,965	$1,225,151

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has approximately $668,000 in net operating loss carry forwards which expire in the years 2011 through 2018, all of which relate to the Company’s acquisitions in fiscal 2000. The net operating loss carry forward is subject to separate IRC Section 382 Limitation. The Section 382 limitation limits the Company’s utilization of its net operating losses to an annual amount after an ownership change.

The Company has net operating losses in various foreign countries of approximately $2,550,000. Approximately $200,000 of these losses expire in 2006 and the remainder have no limit on their expiration. The Company has recorded a deferred tax asset based on its estimate of the recoverability prior to their expiration. Further, the Company has determined that certain foreign net operating losses may not be realized; therefore, a valuation allowance of approximately $216,000 has been established.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended February 28 or 29,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Provision for federal income taxes at the statutory rate	$1,994,912	34.0	$1,801,556	34.0	$1,192,643	34.0
State and local income taxes – net of federal income tax benefit	105,967	1.8	140,049	2.6	101,725	2.9
Warrant put liability	311,218	5.3	254,107	4.8	230,000	6.6
Other	(32,688)	(0.6)	47,683	0.9	(119,573)	(3.5)

Actual provision	$2,379,409	40.5	$2,243,395	42.3	$1,404,795	40.0

Cash paid for income taxes was approximately $1,546,000, $1,619,000, and $984,000 in fiscal 2004, 2003 and 2002, respectively.

NOTE N - SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

1.	Significant Customer Information

The Company sells products to a large number of customers which are primarily in the United States of America. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company’s customer base includes a high concentration of home center chains with two such customers accounting for a total of 56%, 60%, and 59% of sales in fiscal 2004, 2003, and 2002, respectively. One customer represented 46%, 49%, and 46% and the other customer represented 13%, 11%, and 13% of sales in fiscal 2004, 2003, and 2002, respectively. These same two customers represented 38% and 7% of accounts receivable at February 29, 2004 and 41% and 6.3% of accounts receivable at February 28, 2003. Although the Company is directly affected by the well-being of the home center industry, management does not believe significant credit risk exists at February 29, 2004.

2.	Significant Vendor Information

Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers, the Company purchased approximately 25.1% and 15.3%, 30% and 13%, and 28% and 12% of domestic product purchases for the fiscal years ended 2004, 2003, and 2002, respectively, through two vendors.

NOTE O - SHAREHOLDERS’ EQUITY

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

The Company may redeem any or all of the shares of Series A Preferred Stock outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition. In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 29, 2004 and February 28, 2003, there were 319,160 shares of Series A Preferred Stock issued and outstanding. There were $9,776 and $11,171 of dividends declared and paid during each of the fiscal years 2004 and 2003, respectively.

Series B

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series B Preferred Stock. The holder of each share of Series B Preferred Stock shall be entitled to receive, out of the surplus of the Company, a non-cumulative dividend at the rate of $.05 per share per annum, payable annually before any dividend shall be set apart for, or paid on, the common shares for such years. The Series B Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series B Preferred Stock then outstanding at a price per share of $1.00. At February 29, 2004 and 2003, there were no outstanding shares of Series B preferred stock.

Series C

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared, or paid on, or set aside for the Company’s common stock, out of funds legally available for that purpose, cumulative dividends at the rate of $.035 per share per annum, payable in annual installments accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series C Preferred Stock then outstanding at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition. In fiscal year 2004, the fiscal 2003 dividends of approximately $600 were paid. In fiscal year 2004, dividends of approximately $600 were declared and were unpaid at February 29, 2004.

Treasury Stock

Total common shares purchased in fiscal year 1996 and held in treasury were 15,152 shares for an aggregate cost $57,900. In fiscal 2001, pursuant to a resolution passed by the board of directors, the Company repurchased 42,000 shares of common stock at an aggregate cost of $293,093. Further, pursuant to the same resolution, the Company repurchased 12,000 shares of common stock at an aggregate cost of $39,649 in fiscal 2002, 12,000 shares of common stock at an aggregate cost of $45,528 in fiscal 2003 and 24,000 shares of common stock at an aggregate cost of $206,760 in fiscal 2004. Further, pursuant to the guarantee of certain of the Company’s debt by the Company’s Chairman and

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chief Executive Officer, 50,000 shares of treasury stock were issued to him at an aggregate cost of $261,485. As of February 29, 2004 the amount of shares held in treasury were 58,940 at an aggregate cost of $381,445.

NOTE P - STOCK OPTION PLAN

The Company has adopted a stock option plan (the “Plan”) for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the board of directors. The aggregate number of shares which may be issued under the Plan shall not exceed 500,000 shares of common stock. Stock options are granted at prices not less than 85% of the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years. For the years ended February 28 or 29, 2004, 2003, and 2002, all options were granted at fair market value on the date of the grant.

The weighted average fair value at date of grant for options granted during 2004, 2003, and 2002 was $5.40, $2.57, and $1.18 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

	2004	2003	2002
Expected stock price volatility	38.84%	37.37%	36.7%
Expected lives of options:
Directors and officers	3 years	3 years	3 years
Employees	3 years	3 years	3 years
Risk-free interest rate	4.08%	3.78%	4.4%
Expected dividend yield	0.0%	0.0%	0.0%

	Shares	Weighted average exercise price
Options outstanding at February 28, 2001	392,063

Exercised	—	—
Granted	123,750	$3.91
Expired	(157,813)	$5.94
Cancelled or forfeited	(1,000)	$5.78

Options outstanding at February 28, 2002	357,000

Exercised	—	—
Granted	52,500	$4.72
Expired	(63,487)	$6.08
Cancelled or forfeited	—	—

Options outstanding at February 28, 2003	346,013

Exercised	(25,164)	$5.71
Granted	40,000	$9.99
Cancelled or forfeited	(55,586)	$5.71

Options outstanding at February 29, 2004	305,263

Options currently exercisable	218,013	$5.69

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding as of February 29, 2004:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.65 - $ 5.55	133,750	7.25	$4.24	82,500	$4.23
$ 5.60 - $ 7.25	135,513	5.02	$6.58	135,513	$6.58
$ 7.26 - $10.08	36,000	9.23	$9.99	—	$—

Total	305,263			218,013

During fiscal 2002, the Company issued 50,000 non-qualified stock options to an officer of the Company. These options have an exercise price of $4.00 and expire in ten years.

NOTE Q – SUPPLEMENTAL INVESTING AND FINANCING ACTIVITIES

During fiscal 2004, the Company acquired a manufacturer and distributor in the United Kingdom. In connection with this acquisition, liabilities were assumed as follows:

Cash paid	$3,601,561
Liabilities assumed	911,952

Purchase price	$4,513,513
Fair value of net assets acquired	3,542,367

Excess of purchase price over fair value of net assets acquired	$971,146

Also, during fiscal 2004, the Company made certain capital expenditures as follows:

Total capital expenditures	$2,674,366
Amounts representing capitalized leases	88,604

Capital expenditures paid in cash	$2,585,762

In fiscal 2004, the Company entered into the following non cash financing transactions, (i) in May 2003, the Company granted 50,000 shares of its common stock to the Company’s Chairman and Chief Executive Officer. The value of the shares, as determined by an unrelated third party was $275,000; (ii) the Company repurchased from one of its shareholder’s 24,000 shares of its common stock for approximately $207,000 for which $90,000 was paid in cash and the remaining balance is included in accounts payable in the accompanying consolidated balance sheet as of February 29, 2004 (See Note O).

During fiscal 2003, the Company made an acquisition of an Australian distributor. In connection with this acquisition, liabilities were assumed as follows:

Cash paid	$495,630
Liabilities assumed	769,096
Issuance of notes to related sellers	795,470

Purchase price	$2,060,196
Fair value of net assets acquired	1,647,170

Excess of purchase price over fair value of net assets acquired	$413,026

Also, during fiscal 2003, the Company made certain capital expenditures as follows:

Total capital expenditures	$1,417,041
Amounts representing capitalized leases	159,256

Capital expenditures paid in cash	$1,257,785

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2002, the Company made certain capital expenditures as follows:

Total capital expenditures	$576,907
Amounts representing capital leases	36,250

Capital expenditures paid in cash	$540,657

NOTE R – NEW ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At February 29, 2004 the Company is not a party to transactions contemplated under FIN 46.

Revenue Recognition

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. At February 29, 2004, the Company is not a party to transactions contemplated by EITF 00-21.

Derivative Instruments

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other exiting pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company’s adoption of SFAS No. 149 did not have a material impact on its results of operations or financial position.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

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

In March 2003, the Securities and Exchange Commission issued Regulation G “Condition for Use of Non-GAAP Financial Measures”. As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company’s historical or future performance, financial position or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with generally accepted accounting principles. Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP. This report contains use of non-GAAP financial measures and the required numerical reconciliation.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S: SUPPLEMENTAL FINANCIAL DATA ANNUAL FINANCIAL DATA (UNAUDITED)

The annual results for the two years ended February 29, 2004 are set forth in the following table:

	Sales	Gross Profit	Net Earnings (Loss)	Earnings (Loss) per share
2004
First quarter	$34,710,448	$11,950,523	$411,428	$0.12
Second quarter	34,489,070	11,970,626	979,266	0.28
Third quarter	36,564,856	12,535,133	1,052,290	0.30
Fourth quarter	37,508,173	12,751,639	1,044,997	0.29

Total	$143,272,547	$49,207,921	$3,487,981	$0.99

2003
First quarter	$31,190,454	$10,398,101	$713,768	$0.21
Second quarter	33,408,699	11,714,478	796,305	0.23
Third quarter	32,351,502	11,158,462	663,956	0.20
Fourth quarter	32,330,529	11,127,610	881,269	0.26
Cumulative effect of change in accounting principle	—	—	(3,047,788)	(0.89)

Total	$129,281,184	$44,398,651	$7,510	$0.01

Q.E.P. CO., INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Balance at end of period
Year ended February 28, 2002
Deducted from asset accounts Allowance for doubtful accounts	$661,826	$94,909	—	$335,129	$421,606
Year ended February 28, 2003
Deducted from asset accounts Allowance for doubtful accounts	$421,606	$363,705	—	$431,366	$353,945
Foreign net operating loss valuation allowance	—	$169,000	—	—	$169,000
Year ended February 29, 2004
Deducted from asset accounts Allowance for doubtful accounts	$353,945	$431,652		$142,701	$642,896
Foreign net operating loss valuation allowance	$169,000	$46,609	—	—	$215,609

(a)	Accounts written off as uncollectable, net of recoveries.

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description
14.1	Code of Ethics for Senior Financial Officers

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.