Form 10-Q
period 2004-05-31
QEP CO INC
filed 2004-07-14
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2004

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

3,433,300 SHARES ($.001 PAR VALUE)

AS OF JULY 14, 2004

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from our audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2004 AND FEBRUARY 29, 2004

	May 31, 2004	February 29, 2004
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$907,171	$956,608
Accounts receivable, less allowance for doubtful accounts of approximately $610,000 and $643,000 as of May 31, 2004 and February 29, 2004, respectively	25,525,954	23,121,599
Inventories	28,743,146	28,854,980
Prepaid expenses	2,206,242	2,147,598
Deferred income taxes	382,167	382,167

Total current assets	57,764,680	55,462,952

Property and equipment, net	7,707,683	8,029,371

Deferred income taxes	1,016,839	1,112,381
Goodwill	11,760,526	11,400,335
Other intangible assets, net	2,228,098	2,247,711
Other assets	618,602	571,205

Total Assets	$81,096,428	$78,823,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit	$20,265,438	$19,233,115
Current maturities of long term debt	2,852,944	2,751,683
Acquisition notes payable	549,450	568,582
Accounts payable	12,967,579	11,935,810
Accrued liabilities	6,409,952	7,221,143

Total current liabilities	43,045,363	41,710,333

Notes payable	6,013,339	6,152,134
Acquisition notes payable	636,692	805,765
Deferred income taxes	705,583	705,583
Warrant put liability	2,012,792	1,942,792

Total liabilities	52,413,769	51,316,607

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at May 31, 2004 and February 29, 2004	336,660	336,660
Common stock, 20,000,000 shares authorized, $.001 par value; 3,431,550 shares and 3,414,050 shares issued and outstanding at May 31, 2004 and February 29, 2004, respectively	3,432	3,414
Additional paid-in capital	9,383,721	9,274,739
Retained earnings	20,473,905	19,316,727
Cost of stock held in treasury	(381,445)	(381,445)
Accumulated other comprehensive income	(1,133,614)	(1,042,747)

	$28,682,659	$27,507,348

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,096,428	$78,823,955

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 31, 2004 AND 2003

(UNAUDITED)

	Three Months Ended
	May 31, 2004	May 31, 2003
Net Sales	$43,104,327	$34,710,448
Cost of goods sold	28,492,176	22,586,564

Gross profit	14,612,151	12,123,884

Costs and expenses
Shipping	4,408,984	3,455,634
General and administrative	3,738,871	2,957,188
Selling and marketing	4,184,648	3,627,034
Other expense	90,566	641,507

	12,423,069	10,681,363

Operating income	2,189,082	1,442,521

Interest expense, net	(309,684)	(725,332)

Income before provision for income taxes	1,879,398	717,189

Provision for income taxes	(717,232)	(305,761)

Net income	$1,162,166	$411,428

Basic earnings per common share	$0.34	$0.12

Diluted earnings per common share	$0.32	$0.12

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2004 AND 2003

(UNAUDITED)

	Three Months Ended
	May 31, 2004	May 31, 2003
Cash flows from operating activities:
Net income	$1,162,166	$411,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	610,829	1,157,700
Change in fair value of warrant put liability	70,000	132,618
Gain on sale of property and equipment	—	(157,816)
Deferred income taxes	95,542	149,719
Bad debt expense	64,035	48,403
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,579,780)	(482,768)
Inventories	573,922	1,914,224
Prepaid expenses	(56,561)	67,834
Other assets	7,606	(130,629)
Accounts payable and accrued liabilities	80,453	(2,344,109)

Net cash provided by operating activities	1,028,212	766,604

Cash flows from investing activities
Proceeds from sale of property and equipment	—	245,362
Acquisition, net of cash acquired	(1,683,433)	—
Capital expenditures	(236,846)	(312,338)

Net cash used in investing activities	(1,920,279)	(66,976)

Cash flows from financing activities:
Net borrowings under lines of credit	1,032,323	537,339
Borrowings of long term debt	750,540	4,500,000
Repayments of long term debt	(713,510)	(5,389,909)
Repayments of acquisition debt	(137,363)	(132,401)
Purchase of treasury stock	(30,000)	(21,000)
Proceeds from exercise of stock options	109,001	13,707
Dividends	(4,988)	(5,387)

Net cash provided by (used in) financing activities	1,006,003	(497,651)

Cumulative currency translation adjustment	(163,373)	146,486

Net (decrease) increase in cash	(49,437)	348,463
Cash and cash equivalents at beginning of period	956,608	304,453

Cash and cash equivalents at end of period	$907,171	$652,916

Supplemental disclosure of cash flow information
Interest paid	$271,560	$796,948
Income taxes paid	$524,725	$334,854

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 29, 2004, of the Company as filed with the SEC. The February 29, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended May 31, 2004 are not necessarily indicative of the results for the full fiscal year ending February 28, 2005.

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

The Company continues to account for options issued under the intrinsic value method of APB No. 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share for the three months ended May 31, 2004 and 2003 would have been as follows:

	First Quarter Ended May 31,
	2004	2003
	(In Thousands, Except Per Share Data)
Net income
As reported	$1,162	$411
Pro forma	$1,095	$337

Net income per share
As reported	$0.32	$0.12
Pro forma	$0.30	$0.10

Note 3. Inventories

Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or market.

The major classes of inventories are as follows:

	May 31, 2004	February 29, 2004
Raw materials and work-in process	$3,416,684	$3,291,674
Finished goods	25,326,462	25,563,306

	$28,743,146	$28,854,980

Note 4. Earnings per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during the period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not utilized when the effect is antidilutive. For the three months ended May 31, 2004 and 2003, 325,000 common stock equivalent shares with an exercise price of $3.63 per share were not used due to their antidilutive effect.

For the three months ended May 31, 2004 and 2003 the weighted average number of basic shares of common stock outstanding amounted to 3,426,550 and 3,382,223, respectively. For the three months ended May 31, 2004 and 2003, the weighted average number of diluted shares of common stock outstanding amounted to 3,645,652 and 3,459,154, respectively.

Note 5. Comprehensive Income

The Company records comprehensive income in accordance with the SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. For the three months ended May 31, 2004 and 2003, the Company’s comprehensive income totaled $1,071,299 and $867,326, respectively.

Note 6. Debt

In April 2004, the Company’s Australian subsidiary entered into a new loan agreement with its existing lender. The new facility increased the maximum limit of borrowings to approximately AUD $4,427,000 (approximately US $3,337,000). The additional availability was utilized to fund an acquisition and provide additional working capital. The additional term note of this facility of approximately AUD $1,050,000 (US $813,000) will mature in 2007 and requires quarterly payments of AUD $87,500 (US $67,800). Interest on the facility is 2% above the lending institutions bill rate or cost of funding.

Note 7. Recent Accounting Pronouncements

On March 31, 2004, the FASB issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate the use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Because of the timing of the proposal and the uncertainty of whether it will be adopted substantially as proposed, management has not completed its review of the proposal or assessed its potential impact on the Company.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Note 8. Goodwill and Other Intangible Assets

In accordance with its policy, the Company applied the provisions of SFAS No. 142 and performed a transitional fair value based impairment test on August 26, 2003 relating to the carrying value of the Company’s goodwill. Based on the impairment test, the Company determined that no further impairment to goodwill is required to be recognized in accordance with the provisions of SFAS No. 142. The Company will perform an impairment evaluation on an annual basis during the second quarter of each fiscal year to be effective as of the beginning of each fiscal year.

Components of other intangible assets not subject to amortization include $11,760,526 and $11,400,335 at May 31, 2004 and February 29, 2004, respectively, allocated to goodwill. The components of the Company’s intangible assets subject to amortization are as follows:

	Average Life	May 31, 2004		February 29, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	20 years	$2,425,242	$(565,435)	$2,430,862	$(536,897)
Other Intangibles	5 years	612,685	(244,394)	595,832	(242,086)

		$3,037,927	$(809,829)	$3,026,694	$(778,983)

Amortization expense for intangible assets during the first quarter of fiscal 2005 and 2004 was $38,725 and $79,901 respectively.

The following table provides information regarding estimated amortization expense for each of the following fiscal years ending February 28 or 29:

2005	$146,641
2006	$136,956
2007	$136,956
2008	$136,956
2009	$136,956

Note 9. Contingent Liabilities

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts acquisition of approximately $325,000 and this amount was subsequently increased by $275,000 to $600,000 based on an estimate for the cost of remediation. Through May 31, 2004, the Company has spent approximately $560,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of between $5,000 and $25,000 per year for the next few years.

Note 10. Non-Cash Investing and Financing Activities

In April 2004, the Company made a strategic acquisition of an Australian distributor. In connection with this acquisition, liabilities were assumed as follows:

Cash paid	$1,683,433
Liabilities assumed	170,125

Purchase price	1,853,558
Fair value of assets acquired	1,353,136

Excess of purchase price over fair value of net assets acquired	$500,422

Note 11. Reclassification

Certain amounts in the fiscal 2004 presentation have been reclassified to conform to the fiscal 2005 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a worldwide leader in the manufacturing, marketing and distribution of a broad line of specialty tools and flooring related products for the home improvement market. The Company markets over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company’s products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. The Company has embarked on a growth strategy that encompasses acquisitions, the reduction of risk associated with certain large customer concentrations and the enhancement of cross selling of its product among the Company’s channels of distribution. The Company believes that this strategy will improve overall performance and profitability of operations. As to working capital, the Company maintains inventory levels based on anticipated demand from its customers taking into consideration the lead time necessary to receive product from the Company’s suppliers. The Company pays such suppliers on open account based on negotiated terms with the supplier. The Company grants credit to its customers based on their credit worthiness and selling arrangements. The Company generally maintains its inventory at a level to insure prompt delivery to its customers and to provide safety stock levels necessitated by the longer lead times of its foreign suppliers.

A summary of significant accounting policies followed by the Company is set forth in Note B to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended February 29, 2004, which is incorporated herein by reference.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe,” “intend,” “expect,” “anticipate,” “plan” or “estimate” and other words of similar meaning. In particular, such statements include statements relating to the adequacy of the Company’s liquidity sources to meet the Company’s working capital needs and anticipated expenditures; the Company’s ability to increase the amount of sales of its products, and the ability of the Company to continue its strong performance and that of its products and to increase stockholder returns. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures which could prove to be different than expected, the Company’s dependence upon a limited number of customers for a substantial portion of its sales, and the continued success of initiatives with the Home Depot and Lowe’s, the success of the Company’s marketing and sales efforts, improvements in productivity and cost reductions, including inventory reductions, the absence of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition, the Company’s ability to maintain and improve its brands, the Company’s reliance upon two major foreign suppliers, the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company’s products among existing and potential new customers, the Company’s dependence upon the efforts of Lewis Gould, the

Company’s Chief Executive Officer and certain other key personnel, the Company’s ability to successfully integrate new management personnel into the Company, the Company’s ability to accurately predict the number and type of employees required to conduct its European and South American operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers, the Company’s belief that there will be no future adverse effect on the fair value of the Company’s assets in accordance with the provisions of SFAS No. 142 and other risks and uncertainties described elsewhere herein. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed by the Company with the SEC. The Company disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date of this report.

Risk Factors Affecting the Company’s Performance

In addition to other information contained in the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2004, the Company is subject to the following risk factors. While we believe our expectations are reasonable, they are not guarantees of future performance. Our results could differ substantially from our expectations if any of the events described in these risks occur.

The Company may be unable to pass on to its customers increases in the costs of raw materials.

The prices of many of the Company’s raw materials for the manufacture of adhesives and tile spacers vary with market conditions. In addition, the price of many of the Company’s finished goods are impacted by changes in currency, freight costs and raw materials at the point of production. The Company’s ability to pass these increases on to its customers varies depending on the product line and the rate and magnitude of any increase. There may be periods of time during which increases in these costs cannot be recovered.

The Company’s largest customers seek to purchase product directly from foreign suppliers.

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

Failure to identify suitable acquisition candidates, to complete acquisitions and to integrate successfully the acquired operations.

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

The Company has been, and in the future may be subject to claims and liabilities under environmental, health and safety laws and regulations, which could have a significant effect on our operations.

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, handling and disposal practices for solid, special and hazardous wastes. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company has received various notices from state and federal agencies that it may be responsible for certain environmental remediation activities and is, or has been, a defendant in environmental litigation. Although the Company is not currently aware of any situation requiring remedial or other action that would involve a material expense to the Company or expose the Company to material liability under Environmental Laws, the Company cannot assure you that it will not incur any material liability under Environmental Laws in the future or that it will not be required to expend funds in order to effect compliance with applicable Environmental Laws, either of which could have a material adverse effect on the Company.

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

	Three Months Ended May 31,
	2004	2003
Earnings per common share – diluted:
GAAP earnings per common share	$0.32	$0.12
Charge related to early repayment of $4.5 million of subordinated debt	—	0.18
Interest prepayment penalty of subordinated debt	—	0.08
Provision for income taxes related to repayment of subordinated debt	—	(0.10)

	$0.32	$0.28

Results of Operations

Three months ended May 31, 2004 compared to three months ended May 31, 2003

Net sales for the three months ended May 31, 2004 (the “fiscal 2005 period”) were approximately $43,104,000 compared to $34,710,000 for the three months ended May 31, 2003 (the “fiscal 2004 period”), an increase of $8,394,000 or 24.2%. Although selling prices remained relatively stable during the comparable periods, approximately $3,510,000 of the increase in sales volume is attributable to the recent acquisitions of manufacturing and distributorship businesses in the United Kingdom and Australia. The Company also experienced sales increases to its home center customer base in North America, Australia and Europe together with an increase in sales volume to its domestic distribution customers. Further, approximately $972,000 of the fiscal 2005 increase is a result of favorable exchange rate variances.

Gross profit for the fiscal 2005 period was approximately $14,612,000 compared to $12,123,000 for the fiscal 2004 period, an increase of $2,489,000 or 20.5%. As a percentage of net sales, gross profit decreased to 33.9% in the fiscal 2005 period from 34.9% in the fiscal 2004 period. This decrease was primarily the result of an increase in certain raw material costs and additional incentives given to certain customers to further the Company’s sales volume growth. Additionally, approximately $324,000 of the increase in actual gross profit relates to exchange rate variances.

Shipping expenses for the fiscal 2005 period were approximately $4,409,000 compared to $3,456,000 for the fiscal 2004 period, an increase of $953,000 or 27.6%. As a percentage of net sales, these expenses increased to 10.2% in the fiscal 2005 period from 9.9% in the fiscal 2004 period, primarily as a result of a decrease in the Company’s average order size and increases in freight rates charged by common carriers. The actual increase is principally the result of the increase in sales volume. Additionally, the newly acquired companies in the United Kingdom and Australia accounted for approximately $212,000 of the increase in the fiscal 2005 period. The change in exchange rates applied to the Company’s foreign subsidiaries accounted for approximately $62,000 of the fiscal 2005 increase.

General and administrative expenses for the fiscal 2005 period were approximately $3,739,000 compared to $2,957,000 for the fiscal 2004 period, an increase of $782,000 or 26.4%. As a percentage of net sales, these expenses increased slightly to 8.7% in the fiscal 2005 period from 8.5% in the fiscal 2004 period. This increase and the actual increase was primarily related to increases in personnel and related costs, including approximately $336,000 as a result of the Company’s acquisitions in the United Kingdom and Australia. Approximately $91,000 of the fiscal 2005 increase relates to the change in exchange rates applied to the Company’s foreign subsidiaries.

Selling and marketing costs for the fiscal 2005 period were approximately $4,185,000, compared to $3,627,000 for the fiscal 2004 period, an increase of $558,000 or 15.4%. As a percentage of net sales, these expenses decreased to 9.7% in the fiscal 2005 period from 10.4% in the fiscal 2004 period primarily as a result of certain fixed costs being absorbed by a higher sales volume. The actual increase was primarily due to increased commissions and marketing fees paid as a result of the higher sales volume. Further, the newly acquired companies in the United Kingdom and Australia accounted for approximately $165,000 of the actual fiscal 2005 increase. The change in exchange rates accounted for approximately $123,000 of the fiscal 2005 actual increase.

For the fiscal 2005 period, other expense of approximately $91,000 relates principally to the change in the value of the warrant put liability of approximately $70,000. Other expenses for the fiscal 2004 period includes, among other things, approximately $617,000 resulting from the early repayment of certain subordinated indebtedness and approximately $133,000 of expense resulting from the change in the warrant put liability, offset by an approximate $158,000 net gain on the sale of assets at the Company’s foreign subsidiaries.

Interest income was insignificant for the fiscal 2005 and fiscal 2004 periods. Interest expense decreased by $416,000 to $310,000 in the fiscal 2005 period compared to $726,000 in the fiscal 2004 period primarily as a result of penalty interest paid of $270,000 relating to the early repayment of the Company’s subordinated indebtedness in fiscal 2004. Further, in fiscal 2005, interest expenses decreased due to a reduction in the amount of the Company’s total outstanding indebtedness and a decrease in the borrowing rate applied to that debt.

Provision for income taxes was approximately $717,000 in the fiscal 2005 period, compared to $306,000 in the fiscal 2004 period, an increase of $411,000 or 134.3%. The increase is the result of the increase in the Company’s taxable income offset by a decrease in the effective tax rate. The estimated effective tax rate was approximately 38.2% and 42.6% for the fiscal 2005 and fiscal 2004 periods, respectively. The estimated effective tax rate is based upon the most recent effective tax rates available.

Net income for the fiscal 2005 period was approximately $1,162,000 compared to approximately $977,000 in the fiscal 2004 period, excluding the approximate $566,000 of after tax expense relating to the early repayment of certain subordinated indebtedness described elsewhere herein. The non-GAAP increase in fiscal 2005, therefore, amounted to approximately $185,000 or 18.9%. Exclusive of the above qualification, net income for the fiscal 2005 period increased to $1,162,000 from $411,000 in the fiscal 2004 period, an increase of $751,000 or 182.7%. Net income as a percentage of net sales increased to 2.7% in the fiscal 2005 period from 1.2% in the fiscal 2004 period for the reasons outlined above.

Liquidity and Capital Resources

Working capital as of May 31, 2004 increased to approximately $14,719,000 from approximately $13,753,000 at February 29, 2004, an increase of $966,000 primarily as a result of an increase in cash provided by operating activities, as adjusted for non-cash charges, and the acquisition of the distributorship business in Australia of approximately $130,000. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

Net cash provided by operating activities during the fiscal 2005 period was $1,028,000 compared to $767,000 during the fiscal 2004 period. The change was primarily due to an increase in the Company’s operations, as adjusted for non-cash charges, a decrease in inventory and an increase in accounts payable offset by an increase in accounts receivable when compared to the prior fiscal period. Net cash used in investing activities was $1,920,000 in the fiscal 2005 period compared to $67,000 for the fiscal 2004 period. The fiscal 2005 amount relates to the acquisition of an Australian distributor in April 2004 amounting to approximately $1,683,000 and capital expenditures of approximately $237,000. Cash paid in the fiscal 2004 period for capital expenditures amounted to approximately $312,000. This was offset by the proceeds realized from the sale of certain assets in the fiscal 2004 period amounting to approximately $245,000.

In fiscal 2005, net cash provided by financing activities was approximately $1,006,000 resulting principally from the debt incurred to fund the acquisition of the Australian distributorship offset by payments of long term and acquisition debt amounting to approximately $851,000. Net cash used in financing activities was $498,000 during the fiscal 2004 period. In addition to the approximately $21,000 purchase of treasury stock in the fiscal 2004 period, the change relates principally to the repayment of long term notes payable and acquisition debt offset by an increase in short term borrowings.

In November 2002, the Company entered into an amended and restated loan agreement with its existing lender. Under the terms of the agreement the Company obtained a $4,000,000 term loan, which was used to refinance its existing two term loans with this lender and provide additional working capital. Under the terms of the new loan, which will mature in 2007, the Company will pay $400,000 per quarter during the first year of the loan and $200,000 per quarter thereafter. The agreement, which now includes another financial institution as a participant, also increased the Company’s borrowing capacity under a revolving loan facility to $23,000,000 under the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving loan facility expires in July 2005. The term loan and the revolver have an interest rate that ranges from LIBOR plus 1.50% to LIBOR plus 2.25% and are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At May 31, 2004, the rate was LIBOR (1.1% at May 31, 2004) plus 1.75% and the Company had approximately $2,969,000 available for future borrowings under its revolving loan facility net of approximately $331,000 in outstanding letters of credit. During the three month period ended May 31, 2004, the Company borrowed approximately $4,100,000 and repaid approximately $2,500,000 under this revolving credit facility. This resulted in an average outstanding indebtedness during the period of approximately $16,700,000.

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

In May 2003, the Company prepaid its subordinated loan facility with HillStreet Fund LP (“HillStreet”). Under the terms of the prepayment, the Company paid a prepayment penalty of 6% amounting to $270,000 together with the $4,500,000 principal balance of the facility. The prepayment penalty was included in interest expense in the Consolidated Statement of Operations for the fiscal 2004 period. Funding for this prepayment came from a second term facility provided by the Company’s two financial lenders. This term facility requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to a maximum of $3,000,000 of this loan. The guarantor’s potential liability under the guaranty decreases by an amount equal to each payment made by the Company. Mr. Gould’s potential liability under the guaranty of as of May 31, 2004 is approximately $1,383,000. In connection with the guaranty, the Company’s audit committee and board of directors approved, and the stockholders ratified, an agreement whereby the Company granted its Chairman 50,000 shares of restricted common stock. Based on an independent appraisal obtained by the Company, the value of the 50,000 shares was determined to be $275,000 or $5.50 per share. The Company further agreed to indemnify him to the extent of all payments made by the Chairman to the lenders pursuant to the guaranty.

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding, and can be “put” to the Company on and after April 5, 2006, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company updates the value of the liability for the Put Warrants on a quarterly basis. The liability value of the Put Warrants is calculated based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the last twelve month trailing EBITDA calculation; or (3) an appraised value as if the Company was sold as a going concern. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In the fiscal 2005 period, the Company recorded an expense of approximately $70,000 related to the increase in the Put Warrants.

The Company’s Australian subsidiary has a foreign payment facility which allows it to borrow against a certain percentage of inventory and accounts receivable. At May 31, 2004, the maximum permitted borrowing was approximately $850,000, of which substantially all was utilized and there were no available borrowings as of such date.

In connection with an acquisition in July 2002, the Company’s Australian subsidiary entered into a new loan facility with an Australian financial institution to provide financing of up to AUD$ 2,500,000 (approximately US $1,300,000). This facility includes a term facility and a short-term foreign and domestic facility that will be used to provide the capital necessary for acquisitions and general working capital purposes. The term facility expires in June 2005 and requires quarterly payments of AUD $25,000 (approximately US $19,000) and a final balloon payment. In July 2002, approximately AUD $1,298,000 (approximately US $715,000) of this facility was used to provide financing for the acquisition of an Australian distributor and, in addition, the Company issued a note to the related seller in the approximate amount of AUD $1,445,000 (approximately US $795,500). This note requires monthly payments in the amount of approximately $21,000 through December 2006 with interest at 6.5%. In April 2004, the Company modified its existing facility in Australia to provide for borrowing up to a maximum of AUD $4,427,000 (approximately US $3,337,000). The additional financing was utilized to finance an acquisition of an Australian distributor and provide additional working capital. The facility consists of two term facilities, one of which expires in June of 2005 and the other in April 2007. Quarterly payments of AUD $112,000 (US $84,000) are required with balloon payments at the conclusion of each loan. The facility bears an interest rate of 2% above the Australian bank bill rate or cost of finance rate (5.45%) at May 31, 2004.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three unsecured notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company’s prevailing borrowing rate. In October 2002, the Company paid $50,000 and, in May 2003, amended the agreement to provide for full payment on October 10, 2004 of the remaining $250,000. The agreement was further amended on February 2, 2004 to extend the final $250,000 due as of May 31, 2004 to October 10, 2006. Interest on the extended payment is payable quarterly at 7%. The second note, in the principal amount of $825,000, was payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance was paid over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 was paid in December, 2003. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of May 31, 2004 was $400,000.

In connection with the purchase of the assets of Vitrex Ltd., a manufacturer and distributor of accessory flooring and safety products in the United Kingdom, the Company’s United Kingdom subsidiary entered into two financing arrangements with a financial institution in the United Kingdom. The first financing arrangement allows for borrowing of up to approximately £900,000 (approximately U.S. $1,600,000) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £400,000 (approximately U.S. $728,000) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary as well as a guaranty by the Company.

Accounting Policies and Estimates

The SEC recently issued disclosure guidance for critical accounting policies. The SEC defines “critical accounting policies” as those that require complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The notes to the financial statements include a summary of significant accounting policies used in the preparation of the consolidated financial statements. See Note B to the Company’s Annual Report filed on Form 10K with the SEC on May 27, 2004, which is incorporated herein by reference.

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

Impact of Inflation and Changing Prices

The Company has experienced inflation related to the purchase of raw materials and finished goods. The Company does not believe that the change in price of these raw materials and finished goods has had a material effect on net sales or results of operations. Although the Company cannot accurately determine the extent of inflation on changing prices or net sales, the Company does not believe inflation has had a material effect on net sales or results of operations.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk results primarily from fluctuations in interest rates. In addition the Company has international subsidiaries which expose the financial condition and results of operations to fluctuation in the rates of various foreign currencies. For the three months ended May 31, 2004, the foreign currency fluctuation was not material to the financial condition or results of operations of the Company.

In order to limit the effect of changes in interest the Company purchased, in February 2003 for $125,000, a three year 4% LIBOR CAP on $10 million of the Company’s floating rate debt.

The Company averaged approximately $24,528,000 of variable rate debt during the three months ended May 31, 2004. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $31,000.

The Company issued 325,000 warrants associated with certain of its previously existing subordinated debt. These warrants contain put and call provisions as defined in the agreement. If the fair value of the warrant changes by $0.10, the effect on the Company would be an adjustment to earnings of $32,500.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that the information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is communicated to management, including, the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect such internal controls subsequent to the date of our most recent evaluation.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

There were no material developments in any legal proceedings to which the Company is a party during the quarter ended May 31, 2004.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company(1)

3.2	By-Laws of the Company(2)

4.1	Specimen Common Stock Certificate(1)

4.1.1	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering(1)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Marc Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477).
(2)	Incorporated by reference to Exhibit of the same number filed with the Company’s Annual Report on Form 10-K filed on May 8, 1997.

(b)	Reports on Form 8-K

A Form 8-K was filed on April 22, 2004, announcing the issuance of a press release setting forth the Company’s results for the fiscal 2004 fourth quarter and full year ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Q.E.P. CO., INC.

Dated: July 14, 2004	By:	/s/ Lewis Gould
Lewis Gould
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: July 14, 2004	By:	/s/ Marc P. Applebaum
Marc P. Applebaum
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: July 14, 2004	By:	/s/ Peter A. Ruggeri
Peter A. Ruggeri
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.