Form 10-Q
period 2004-08-31
QEP CO INC
filed 2004-10-14
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended August 31, 2004

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

3,456,800 SHARES ($.001 PAR VALUE)

AS OF OCTOBER 14, 2004

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from our audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2004 AND FEBRUARY 29, 2004

	August 31, 2004	February 29, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,080,688	$956,608
Accounts receivable, less allowance for doubtful accounts of $438,000 and $643,000 at August 31, 2004 and February 29, 2004, respectively	26,303,981	23,121,599
Inventories	32,614,026	28,854,980
Prepaid expenses	2,050,746	2,147,598
Deferred income taxes	382,167	382,167

Total current assets	62,431,608	55,462,952

Property and equipment, net	8,064,263	8,029,371

Deferred income taxes	921,297	1,112,381
Goodwill	12,275,311	11,400,335
Other intangible assets, net	2,151,343	2,247,711
Other assets	585,270	571,205

TOTAL ASSETS	$86,429,092	$78,823,955

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Lines of credit	$23,199,311	$19,233,115
Acquisition notes payable	744,507	568,582
Current maturities of long term debt	2,849,093	2,751,683
Accounts payable	14,735,716	11,935,810
Accrued liabilities	5,900,761	7,221,143

Total current liabilities	47,429,388	41,710,333

Notes payable	5,188,412	6,152,134
Acquisition notes payable	1,112,667	805,765
Deferred income taxes	705,583	705,583
Warrant put liability	2,037,792	1,942,792

TOTAL LIABILITIES	56,473,842	51,316,607

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at August 31, 2004 and February 29, 2004	336,660	336,660
Common stock, 20,000,000 shares authorized, $.001 par value; 3,456,800 shares and 3,414,050 shares issued and outstanding at August 31, 2004 and February 29, 2004, respectively	3,457	3,414
Additional paid-in capital	9,529,520	9,274,739
Retained earnings	21,689,758	19,316,727
Cost of stock held in treasury	(381,445)	(381,445)
Accumulated other comprehensive income	(1,222,700)	(1,042,747)

	29,955,250	27,507,348

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,429,092	$78,823,955

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS AND THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

(UNAUDITED)

	Six Months Ended		Three Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Net sales	$85,695,129	$69,199,518	$42,590,802	$34,489,070
Cost of goods sold	56,764,803	45,278,369	28,272,627	22,518,444

Gross profit	28,930,326	23,921,149	14,318,175	11,970,626

Costs and expenses
Shipping	8,697,028	6,303,419	4,288,044	3,021,146
General and administrative	7,455,428	6,055,389	3,716,557	3,098,201
Selling and marketing	8,201,238	7,260,338	4,016,590	3,633,304
Other expense	129,244	905,795	38,678	264,288

	24,482,938	20,524,941	12,059,869	10,016,939

Operating income	4,447,388	3,396,208	2,258,306	1,953,687

Interest income	1,935	474	1,929	279
Interest expense	(631,781)	(1,056,267)	(322,091)	(330,740)

Income before provision for income taxes	3,817,542	2,340,415	1,938,144	1,623,226

Provision for income taxes	(1,439,521)	(949,721)	(722,289)	(643,960)

Net income	$2,378,021	$1,390,694	$1,215,855	$979,266

Basic earnings per common share	$0.69	$0.41	$0.35	$0.29

Diluted earnings per common share	$0.65	$0.40	$0.33	$0.28

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 2004 AND 2003

(UNAUDITED)

	Six Months Ended
	August 31, 2004	August 31, 2003
Cash flows from operating activities:
Net income	$2,378,021	$1,390,694
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in fair value of warrant put liability	95,000	410,337
Depreciation and amortization	1,257,262	1,705,746
Bad debt expense	102,024	151,527
Gain on sale of property and equipment	—	(160,803)
Deferred income taxes	191,084	299,438
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,264,637)	(378,150)
Inventories	(3,200,168)	4,879,219
Prepaid expenses	98,935	441,676
Other assets	(72,586)	(157,272)
Accounts payable and accrued liabilities	1,206,699	(988,740)

Net cash (used in) provided by operating activities	(208,366)	7,593,672

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	245,362
Capital expenditures	(463,270)	(897,361)
Acquisitions, net of cash acquired	(2,051,433)	—

Net cash used in investing activities	(2,514,703)	(651,999)

Cash flow from financing activities:
Net borrowings (repayment) under lines of credit	3,966,196	(4,400,161)
Borrowings of long term debt	750,540	4,921,403
Repayments of long-term debt	(1,450,304)	(6,234,913)
Repayment of acquisition notes payable	(315,966)	(263,954)
Purchase of common treasury stock	(61,500)	(42,000)
Proceeds from exercise of stock options	254,824	90,208
Dividends	(4,988)	(5,386)

Net cash provided by (used in) financing activities	3,138,802	(5,934,803)

Cumulative currency translation adjustment	(291,653)	(148,057)

Net increase in cash	124,080	858,813
Cash and cash equivalents at beginning of period	956,608	304,453

Cash and cash equivalents at end of period	$1,080,688	$1,163,266

Supplemental disclosure of cash flow information:
Interest paid	$680,172	$1,243,011

Income taxes paid	$1,053,272	$769,448

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 29, 2004, of the Company as filed with the SEC. The February 29, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended August 31, 2004 are not necessarily indicative of the results for the full fiscal year ending February 28, 2005.

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

The Company continues to account for options issued under the intrinsic value method of APB No. 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share for the six months ended August 31, 2004 and 2003 would have been as follows:

	Six Months Ended August 31,
	2004	2003
	(In Thousands, Except Per Share Data)
Net income
As reported	$2,378	$1,391
Pro forma	$2,145	$1,296

Net income per share
As reported	$0.65	$0.40
Pro forma	$0.59	$0.37

Note 3. Inventories

The major classes of inventories are as follows:

	August 31, 2004	February 29, 2004
Raw materials and work-in-process	$4,554,588	$3,291,674
Finished goods	28,059,438	25,563,306

	$32,614,026	$28,854,980

Note 4. Earnings per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during the period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not used when the effect is antidilutive. For the six months ended August 31, 2004, 325,000 common stock equivalent shares with an exercise price of $3.63 per share were not used due to their antidilutive effect.

For the six and three months ended August 31, 2004, the weighted average number of basic shares of common stock outstanding amounted to 3,437,508 and 3,448,467, respectively. For the six and three months ended August 31, 2003, the weighted average number of basic shares of common stock outstanding amounted to 3,387,623 and 3,392,923, respectively. For the six months ended August 31, 2004 and August 31, 2003, the weighted average number of diluted shares of common stock outstanding amounted to 3,647,563 and 3,481,784, respectively. For the three months ended August 31, 2004 and August 31, 2003, the weighted average number of diluted shares of common stock outstanding amounted to 3,649,474 and 3,504,414, respectively.

Note 5. Comprehensive Income

The Company records comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income.

For the six months ended August 31, 2004 and 2003, the Company’s comprehensive income totaled $2,198,068 and $1,828,986, respectively. For the three months ended August 31, 2004 and 2003, the Company’s comprehensive income totaled $1,126,769 and $961,660, respectively.

Note 6. Debt

In April 2004, the Company’s Australian subsidiary entered into a loan agreement with its existing lender. The facility increased the maximum limit of borrowings to approximately AUD $4,427,000 (approximately US $3,337,000). The additional availability was utilized to fund an acquisition and provide additional working capital. The additional term note of this facility of approximately AUD $1,050,000 (US $813,000) will mature in 2007 and requires quarterly payments of AUD $87,500 (US $67,800). Interest on the facility is 2% above the lending institutions bill rate or cost of funding.

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

Note 8. Goodwill and Other Intangible Assets

In accordance with its policy, the Company applied the provisions of SFAS No. 142 and performed a transitional fair value based impairment test in August 2004 relating to the carrying value of the Company’s goodwill. Based on the impairment test, the Company determined that no impairment to goodwill is required to be recognized in accordance with the provisions of SFAS No. 142. The Company will perform an impairment evaluation on an annual basis during the second quarter of each fiscal year to be effective as of the beginning of each fiscal year.

The components of the Company’s Other intangible assets, net subject to amortization are as follows:

		August 31, 2004		February 29, 2004
	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	20 years	$2,425,930	$(593,974)	$2,430,862	$(536,897)
Other Intangibles	5 years	561,470	(242,083)	595,832	(242,086)

		$2,987,400	$(836,057)	$3,026,694	$(778,983)

Amortization expense for intangible assets for the six months ended August 31, 2004 and 2003 was $ 67,668 and $ 82,285 respectively. Additionally, accumulated amortization and amortization expense at August 31, 2004 was impacted by approximately $10,500 due to changes in the foreign exchange rates since February 29, 2004.

The following table provides information regarding estimated amortization expense for each of the following fiscal years ending February 28 or 29:

2005	$156,034
2006	$147,937
2007	$147,897
2008	$145,897
2009	$144,531

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition in 1997 of approximately $325,000 and this amount was subsequently increased by $275,000 to $600,000 based on an estimate for the cost of remediation. Through August 31, 2004, the Company has spent approximately $560,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of between $5,000 and $25,000 per year for the next few years.

The Company has previously disclosed that one of its inactive subsidiaries, Roberts Holding International, Inc. was named as a third party defendant in a case that was pending before the United States District Court for the Western District of Michigan. The case was Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948, Western District of Michigan. In September 2004, the Company settled this matter for $200,000 payable over five years. The Company has previously provided a reserve for this settlement; therefore, there is no material impact on the financial position of the Company at August 31, 2004.

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

In August 2004, the Company made an acquisition of a flooring underlayment company in the United States of America. In connection with this acquisition, liabilities were assumed as follows:

Cash paid	$368,000
Notes issued to seller	800,000
Liabilities assumed	164,197

Purchase price	1,332,197
Fair value of asset acquired	913,663

Excess of purchase price over fair value of net assets acquired	$418,534

Note 11. Subsequent Event

On September 23, 2004, the Company entered into an agreement to purchase all of the outstanding shares of P.R.C.I. SA (“PRCI”), a company formed under the laws of France. PRCI is a manufacturer and distributor of flooring and specialty tools to wholesale and retail markets. The purchase price of PRCI, 40% of which will be paid in cash at closing and the remaining balance payable over a period of four years, is subject to adjustment. Closing under the agreement is subject to various conditions, but is expected to be consummated on or before October 31, 2004.

Note 12. Reclassification

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

Results of Operations

Six months ended August 31, 2004 compared to six months ended August 31, 2003

Net sales for the six months ended August 31, 2004 (the “fiscal 2005 period”) were approximately $85,695,000 compared to approximately $69,200,000 for the six months ended August 31, 2003 (the “fiscal 2004 period”), an increase of $16,495,000 or 23.8%. Selling prices in the fiscal 2005 period increased by approximately 1% when compared to the fiscal 2004 period. The recent acquisitions of manufacturing and distribution businesses in the United Kingdom and Australia (the “newly acquired entities”) accounted for approximately $7,236,000 of the increase. The Company’s North American subsidiaries accounted for approximately $6,782,000 of the increase led primarily by increases in the Company’s home center customer base through new store expansion and the introduction of new product into existing stores. The Company’s foreign subsidiaries accounted for approximately $2,477,000 of the fiscal 2005 increase of which approximately $1,501,000 was the result of favorable exchange rate variances.

Gross profit for the fiscal 2005 period was approximately $28,930,000 compared to $23,921,000 for the fiscal 2004 period, an increase of $5,009,000 or 20.9%. As a percentage of net sales, gross profit decreased to 33.8% in the fiscal 2005 period from 34.6% in the fiscal 2004 period. This decrease is primarily due to an approximate 2.5% increase in certain raw material and finished goods costs and additional incentives given to the Company’s North American home center customer base to further the Company’s future sales growth. The actual increase was primarily the result of increased sales volume together with an increase of approximately $2,537,000 from the newly acquired entities and approximately $506,000 resulting from favorable foreign exchange rates.

Shipping expenses for the fiscal 2005 period were approximately $8,697,000 compared to $6,303,000 for the fiscal 2004 period, an increase of $2,394,000 or 38.0%. As a percentage of net sales, these expenses increased to 10.0% in the fiscal 2005 period from 9.1% in the fiscal 2004 period. This increase is primarily the result of an increase in freight rates charged by common carriers due to increases in fuel costs and decreases in the Company’s average order size. The actual increase is primarily the result of increased sales volume from the Company’s North American and foreign subsidiaries and amounted to approximately $1,100,000 and approximately $654,000, respectively. The newly acquired entities accounted for approximately $549,000 of the fiscal 2005 increase and approximately $91,000 of the fiscal 2005 increase was the result of foreign exchange rates.

General and administrative expenses for the fiscal 2005 period were approximately $7,455,000 compared with approximately $6,055,000 for the fiscal 2004 period, an increase of $1,400,000 or 23.1%. As a percentage of net sales, these expenses decreased slightly to 8.7% in the fiscal 2005 period from 8.8% for the fiscal 2004 period, primarily as a result of certain fixed costs being absorbed by a higher sales volume. The actual increase was primarily the result of the newly acquired entities of approximately $661,000, a change in the foreign exchange rate of approximately $160,000 and an increase of approximately $431,000 at the Company’s North American subsidiaries resulting primarily from an increase in personnel costs and related expenses. The balance of the increase of approximately $148,000 relates to an increase in expenses at the Company’s foreign subsidiaries, principally Australia, again relating principally to personnel and related costs.

Selling and marketing costs for the fiscal 2005 period were approximately $8,201,000 compared to $7,260,000 for the fiscal 2004 period, an increase of $941,000 or 13.0%. As a percentage of net sales, these expenses decreased to 9.6% in the fiscal 2005 period from 10.5% for the fiscal 2004 period, primarily as a result of certain fixed costs being absorbed by the higher sales volume. The actual increase relates primarily to an increase in commissions and marketing allowances paid to the Company’s sales personnel and home center customers, respectively, as a result of the increased sales volume. Further, the newly acquired entities accounted for approximately $381,000 of the increase while approximately $200,000 of the increase was the result of the change in foreign exchange rates.

Other expenses for the six months ended August 31, 2004 and 2003 include a charge of approximately $95,000 and $410,000, respectively resulting from a change in the future value of the Put Warrants. A more detailed discussion of the Put Warrants can be found in the section entitled “Liquidity and Capital Resources”. Additionally, the fiscal 2004 period includes approximately $617,000 of expense resulting from the early repayment of certain subordinated indebtedness, offset by approximately $158,000 net gain from the sale of assets at the Company’s foreign subsidiaries.

Interest income for the fiscal 2005 period was approximately $2,000 compared to less than $1,000 in the fiscal 2004 period. Interest expense for the fiscal 2005 period was approximately $632,000 compared to approximately $1,056,000 in the fiscal 2004 period. In the fiscal 2004 period, interest expense includes the $270,000 penalty associated with the prepayment of the Company’s subordinated credit facility. The resulting approximate decrease of $154,000 in actual expense for fiscal 2005 relates principally to the reduction in the Company’s long term obligations and a reduction in the borrowing rate applied to the Company’s outstanding indebtedness offset by an increase in short term borrowings to fund working capital.

Provision for income taxes was approximately $1,440,000 in the fiscal 2005 period compared to approximately $950,000 in the fiscal 2004 period, an increase of $490,000 or 51.6%. The effective tax rate was approximately 37.7% for the fiscal 2005 period and 40.6% for the fiscal 2004 period. The estimated effective tax rate is based upon the most recent effective tax rates available and is adjusted by the amount of non-deductible items in the respective periods.

Net income for the fiscal 2005 period was approximately $2,378,000 compared to approximately $1,957,000 in the fiscal 2004 period, excluding the approximate $566,000 of after tax expense relating to the early repayment of certain subordinated indebtedness previously described herein. The non-GAAP increase in fiscal 2005, therefore, amounted to approximately $421,000 or 21.5%. Exclusive of the above qualification, net income for the fiscal 2005 period increased to $2,378,000 from $1,391,000 in the fiscal 2004 period, an increase of $987,000 or 71.0%. Net income as a percentage of net sales increased to 2.8% in the fiscal 2005 period from 2.0% in the fiscal 2004 period for the reasons outlined above. The Company’s management believes that the financial results the Company would have achieved without the one-time charges related to the prepayment of its subordinated debt is meaningful to investors because it provides a consistent comparison with prior period results.

Three months ended August 31, 2004 compared to three months ended August 31, 2003.

Net sales for the three months ended August 31, 2004 (the “fiscal 2005 period”) were approximately $42,591,000 compared to approximately $34,489,000 for the three months ended August 31, 2003 (the “fiscal 2004 period”), an increase of $8,102,000 or 23.5%. Sales at the Company’s North American subsidiaries increased approximately $3,291,000 in the fiscal 2005 period primarily as a result of increases in sales volume to the Company’s home center and distributorship customer base of approximately $2,285,000 and $909,000, respectively. Sales at the Company’s comparable foreign subsidiaries increased by approximately $1,000,000, of which approximately $529,000 was the result of a favorable change in exchange rates. Also, an approximate increase of $3,800,000 was derived from the newly acquired entities. Selling prices in the fiscal 2005 period were slightly higher than in the fiscal 2004 period.

Gross profit for the fiscal 2005 period was approximately $14,318,000 compared to approximately $11,971,000 in the fiscal 2004 period, an increase of $2,347,000 or 19.6%. As a percentage of net sales, gross profit decreased to 33.6% in the fiscal 2005 period compared to 34.7% in the fiscal 2004 period principally due to an increase in the cost of certain raw materials and finished product by certain of the Company’s foreign suppliers of approximately 1.5% as well as the cost of a roll-out of a new product line at one of the Company’s retail customers. The actual increase in gross profit resulted principally from the increase in sales volume. Further, the newly acquired entities accounted for approximately $1,347,000 of the increase and the change in exchange rates accounted for approximately $182,000 of the fiscal 2005 increase in gross profit.

Shipping expenses for the fiscal 2005 period were approximately $4,288,000 compared to approximately $3,021,000 for the fiscal 2004 period, an increase of $1,267,000 or 41.9%. As a percentage of net sales, these expenses increased to 10.1% in the fiscal 2005 period from 8.8% in the fiscal 2004 period primarily due to an increase in freight rates charged by common carriers. Approximately $828,000 of the actual increase is the result of the overall increase in the Company’s sales volume. Additionally, the newly acquired entities accounted for approximately $410,000 of the fiscal 2005 increase and the change in exchange rates contributed approximately $29,000 to the fiscal 2005 actual increase.

General and administrative expenses for the fiscal 2005 period were approximately $3,717,000 compared to approximately $3,098,000 for the fiscal 2004 period, an increase of $619,000 or 20.0%. As a percentage of net sales, general and administrative expenses decreased to 8.7% in the fiscal 2005 period from 9.0% in the fiscal 2004 period, resulting principally from certain fixed costs being absorbed by the higher sales volume. The actual increase in the fiscal 2005 expense was primarily the result of an increase in personnel and related costs of approximately $191,000, the expenses of the newly acquired entities approximating $359,000 and a change in the exchange rates of approximately $69,000.

Selling and marketing costs for the fiscal 2005 period were approximately $4,017,000 compared to approximately $3,633,000 for the fiscal 2004 period, an increase of $384,000 or 10.6%. As a percentage of net sales, these expenses decreased to 9.4% in the fiscal 2005 period from 10.5% in the fiscal 2004 period. This decrease was primarily due to certain fixed costs being absorbed by the higher sales volume. The actual increase was due to higher commissions and marketing allowances paid, principally at the Company’s North American subsidiaries, to sales personnel and home center customers, respectively, due to the increase in sales volume. The newly acquired entities accounted for approximately $229,000 of the fiscal 2005 increase and the change in exchange rates accounted for an additional approximate $75,000 of the increase in actual costs for the fiscal 2005 period.

Other expenses for the fiscal 2005 and 2004 periods predominantly include a charge of $25,000 and $278,000, respectively resulting from a change in the future value of the Put Warrants.

Interest income for the fiscal 2005 and 2004 periods was insignificant. Interest expense for the fiscal 2005 period was approximately $322,000 compared to approximately $331,000 in the fiscal 2004 period. Interest expense decreased as a result of a reduction in the amount of the Company’s outstanding long-term indebtedness and a reduction in the borrowing rate applied to such indebtedness resulting principally from the early repayment of certain subordinated indebtedness offset by an increase in short term borrowings to fund working capital requirements.

Provision for income taxes was approximately $722,000 in the fiscal 2005 period compared to approximately $644,000 for the fiscal 2004 period, an increase of $78,000 or 12.1%. The estimated tax rate was approximately 37.3% for the fiscal 2005 period and 39.7% for the fiscal 2004 period. The estimated effective tax rate is based upon the most recent effective tax rates available and is adjusted by the amount of non-deductible items in the respective periods.

As a result of the above, net income for the fiscal 2005 period was approximately $1,216,000 compared to approximately $979,000 for the fiscal 2004 period, an increase of $237,000 or 24.2%. Net income as a percentage of net sales increased to 2.9% in the fiscal 2005 period compared to 2.8% in the fiscal 2004 period as a result of the reasons outlined above.

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

	Six Months Ended August 31,
	2004	2003
Earnings per common share – diluted:
GAAP earnings per common share	$0.65	$0.40
Charge related to early repayment of $4.5 million of subordinated debt	—	0.18
Interest prepayment penalty of subordinated debt	—	0.08
Provision for income taxes related to repayment of subordinated debt	—	(0.10)

	$0.65	$0.56

Liquidity and Capital Resources

Working capital as of August 31, 2004 increased from approximately $13,753,000 at February 29, 2004 to $15,002,000, an increase of $1,249,000, primarily as a result of an increase in the Company’s operating profits and an increase of approximately $893,000 resulting from the acquisition of an Australian distributorship business in April 2004. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

Net cash used in operating activities during the six month period ended August 31, 2004 was approximately $208,000 compared to cash provided of approximately $7,594,000 for the comparable period in fiscal 2004. The decrease of approximately $7,451,000 in cash provided by operations is substantially the result of the increase of approximately $226,000 in the Company’s net income from operations as adjusted for non-cash charges, an increase in accounts payable when compared to the prior year of approximately $2,195,000 offset substantially by the approximate increase in accounts receivable and inventory of $5,464,000 when compared to a decrease in the prior year of approximately $4,501,000. Net cash used in investing activities was $2,515,000 in the fiscal 2005 period compared to $652,000 for the comparable period in fiscal 2004. The increase in cash used in investing activities of approximately $1,863,000 is principally the result of approximately $2,051,000 being used in the current year for acquisitions. Capital expenditures decreased by approximately $434,000 relating principally to the expansion of the Company’s Canadian facility in the prior year.

Net cash provided by financing activities was $3,139,000 in fiscal 2005 compared to cash used of $5,935,000 in the comparable fiscal 2004 period. The change is principally the result of a substantial increase in the Company’s outstanding lines of credit to finance the growth of accounts receivable and inventory of approximately $3,966,000 and cash provided by the exercise of stock options amounting to approximately $255,000 offset by payments of long-term debt and acquisition notes payable of approximately $1,766,000.

In November 2002, the Company entered into an amended and restated loan agreement with its existing lender. Under the terms of the agreement the Company obtained a $4,000,000 dollar term loan, which was used to refinance its existing two term loans with this lender and provide additional working capital. Under the terms of the loan, which will mature in 2007, the Company will pay $400,000 per quarter during the first year of the loan and $200,000 per quarter thereafter. The agreement, which now includes another financial institution as a participant, also increased the Company’s borrowing capacity under a revolving loan facility to $23,000,000 under the same formula for eligible accounts receivable and inventory that previously existed for the Company. In August 2004, the revolving loan facility was temporarily increased to $25,000,000 through November 15, 2004. The revolving loan facility expires in July 2005. The term loan and the revolver have an interest rate that ranges from LIBOR plus 1.50% to LIBOR plus 2.25% and are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At August 31, 2004, the rate was LIBOR (1.63% at August 31, 2004) plus 1.50% and the Company had approximately $1,958,000 available for future borrowings under its revolving loan facility net of approximately $342,000 in outstanding letters of credit. During the six month period ended August 31, 2004, the Company borrowed approximately $9,650,000 and repaid approximately $5,050,000 under this revolving credit facility. This resulted in an average outstanding indebtedness during the period of approximately $18,200,000.

In July 2003, the Company refinanced its mortgage loan in Canada and financed its expansion of the Canadian facility. The mortgage refinancing is for approximately $1,867,000, and is amortized based on a 15-year period. The mortgage refinancing bears an interest rate of LIBOR plus 2.00% and will mature in October 2007. The mortgage loan required principal payments of approximately $10,500 per month.

In May 2003, the Company prepaid its subordinated loan facility with HillStreet Fund LP (“HillStreet”). Under the terms of the prepayment the Company paid a prepayment penalty of 6% amounting to $270,000 together with the $4,500,000 principal balance of the facility. The prepayment penalty was included in interest expense in the Condensed Consolidated Statement of Income for the fiscal 2004 period. Funding for this prepayment came from a second term facility provided by the Company’s two financial lenders. This term facility requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to a maximum of $3,000,000 of this loan. The guarantor’s potential liability under the guaranty decreases by an amount equal to each payment made by the Company. Mr. Gould’s potential liability under the guarantee as of August 31, 2004 is approximately $958,000. In connection with the guaranty, the Company’s audit committee and Board of Directors approved, and the stockholders ratified, an agreement whereby the Company granted its Chairman 50,000 shares of restricted common stock. Based on an independent appraisal obtained by the Company, the value of the 50,000 shares was determined to be $275,000 or $5.50 per share. The Company further agreed to indemnify him to the extent of all payments made by the Chairman to the lenders pursuant to the guaranty.

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding and can be “put” to the Company on and after April 5, 2006, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company updates the value of the liability for the Put Warrants on a quarterly basis. The liability value of the Put Warrants is calculated based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the last twelve month trailing EBITDA calculation; or (3) an appraised value as if the Company was sold as a going concern. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For the six month period ended August 31, 2004, the Company recorded an expense of approximately $95,000 related to the increase in the liability for the Put Warrants.

The Company’s Australian subsidiary has a foreign payment facility which allows it to borrow against a certain percentage of inventory and accounts receivable. At August 31, 2004, the maximum permitted borrowing was approximately $850,000, of which approximately $100,000 remains available.

In connection with an acquisition in July 2002, the Company’s Australian subsidiary entered into a loan facility with an Australian financial institution to provide financing of up to AUD$ 2,500,000 (approximately US $1,300,000). This facility includes a term facility and a short-term foreign and domestic facility that will be used to provide the capital necessary for acquisitions and general working capital purposes. The term facility expires in June 2005 and requires quarterly payments of AUD $25,000 (approximately US $19,000) and a final balloon payment. In July 2002, approximately AUD $1,298,000 (approximately US $715,000) of this facility was used to provide financing for the acquisition of an Australian distributor and, in addition, the Company issued a note to the related seller in the approximate amount of AUD $1,445,000 (approximately US $795,500). This note requires monthly payments in the amount of approximately $21,000 through December 2006 with interest at 6.5%. In April 2004, the Company modified its existing facility in Australia to provide for borrowing up to a maximum of AUD $4,427,000 (approximately US $3,337,000). The additional financing was utilized to finance an acquisition of an Australian distributor and provide additional working capital. The facility consists of two term facilities, one of which expires in June of 2005 and the other in April 2007. Quarterly payments of AUD $112,000 (US $84,000) are required with balloon payments at the conclusion of each loan. The facility bears an interest rate of 2% above the Australian bank bill rate or cost of finance rate which was 5.45% at August 31, 2004.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three unsecured notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company’s prevailing borrowing rate. In October 2002, the Company paid $50,000 and, in May 2003, amended the agreement to provide for full payment on October 10, 2004 of the remaining $250,000. The agreement was further amended on February 2, 2004 to extend the final $250,000 due as of August 31, 2004 to October 10, 2006. Interest on the extended payment is payable quarterly at 7%. The second note, in the principal amount of $825,000, was payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance was paid over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 was paid in December, 2003. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of August 31, 2004 was $320,000.

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

In connection with the August 2004 purchase of the assets of Tuplex Corporation, a flooring underlayment manufacturer in the United States of America, the Company issued a note to the seller in the amount of $800,000. The note requires an annual payment of $200,000 over four years. Interest on the note accrues at 4% per year.

The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company’s working capital needs, including the growth in inventory and accounts receivable balances, and will be adequate to finance anticipated capital expenditures and debt obligations for the next twelve months. The Company further believes that based on past experience and the Company’s financial condition that it will be able to refinance its revolving credit facility when it matures in July 2005. In the event that the Company would not be able to refinance its revolving credit facility, the Company would be required to substantially reduce its inventory levels and substantially delay payments to its suppliers. These actions could have a material adverse effect on the Company’s financial condition. Further, there can be no assurance that the assumptions upon which the Company bases its future working capital and capital expenditure requirements and the assumptions upon which it bases its belief that funds will be available to satisfy such requirements will prove to be correct. If these assumptions are not correct, the Company may be required to raise additional capital through loans or the issuance of debt securities or equity securities, either of which would require the consent of the Company’s current lenders.

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

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe,” “intend,” “expect,” “anticipate,” “plan” or “estimate” and other words of similar meaning. In particular, such statements include statements relating to the adequacy of the Company’s liquidity sources to meet the Company’s working capital needs and anticipated expenditures; the Company’s ability to increase the amount of sales of its products, and the ability of the Company to continue its strong performance and that of its products and to increase stockholder returns. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures which could prove to be different than expected, the Company’s dependence upon a limited number of customers for a substantial portion of its sales, and the continued success of initiatives with the Home Depot and Lowe’s, the success of the Company’s marketing and sales efforts, improvements in productivity and cost reductions, including inventory reductions, the absence of increased pricing pressures from customers, suppliers and competitors and the ability to defend market share in the face of price competition, the Company’s ability to increase selling prices to customers to offset all or a portion of supplier price increases, the Company’s ability to maintain and improve its brands, the Company’s reliance upon two major foreign suppliers, the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company’s products among existing and potential new customers, the Company’s dependence upon the efforts of Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel, the Company’s ability to successfully integrate new management personnel into the Company, the Company’s ability to accurately predict the number and type of employees required to conduct its foreign operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers, the Company’s belief that there will be no future adverse effect on the fair value of the Company’s assets in accordance with the provisions of SFAS No. 142, the Company’s ability to successfully refinance its revolving loan facility upon maturing in July 2005 and other risks and uncertainties described elsewhere herein. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed by the Company with the SEC. The Company disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date of this report.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk results primarily from fluctuations in interest rates. In addition the Company has international subsidiaries which expose the financial condition and results of operations to fluctuation in the rates of various foreign currencies. For the six months ended August 31, 2004, the foreign currency fluctuation was not material to the financial condition or results of operations of the Company.

In order to limit the effect of changes in interest the Company purchased, in February 2003 for $125,000, a three year 4% LIBOR CAP on $10 million of the Company’s floating rate debt.

The Company averaged approximately $25,671,000 and $26,048,000 of variable rate debt during the six and three months ended August 31, 2004, respectively. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $64,000 for the six months ended August 31, 2004 and $65,000 for the three months ended August 31, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company disclosed in its Form 10-Q filed on July 14, 2003 for the quarterly period ended May 31, 2004, that one of its inactive subsidiaries, Roberts Holdings International, Inc. (“Roberts Holding”), was named as a third party defendant in a case that was pending before the United States District Court for the Western District of Michigan. The case was Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948, Western District of Michigan, Southern Division. In September 2004, the Company settled this matter for $200,000 payable over five years.

Item 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on July 17, 2004. The following matters were voted upon at the Annual Meeting:

(i)	The election of the following five members to the Company’s Board of Directors:

Leonard Gould	votes for:	3,257,554	votes withheld:	82,987
Lewis Gould	votes for:	3,254,904	votes withheld:	85,637
Christian Nast	votes for:	3,263,904	votes withheld:	76,637
Emil Vogel	votes for:	3,263,904	votes withheld:	76,637
Geary Cotton	votes for:	3,259,779	votes withheld:	80,762

There were no broker non-votes cast with respect to this proposal.

(ii)	Proposal to ratify and approve an amendment to the Q.E.P. Co., Inc. Omnibus Stock Plan of 1966 (the “Plan”) (i) to increase from 500,000 to 1,000,000, the number of shares of the Company’s Common Stock that may be issued thereunder; (ii) to extend the termination date of the Plan from June 20, 2006 until June 20, 2014; and (iii) to make certain other changes.

For:	1,981,590
Against:	499,343
Abstain:	5,100
Not voted:	854,508

There were no broker non-votes cast with respect to this proposal.

(iii)	The ratification of the appointment of Grant Thornton LLP as the Company’s independent certified public accountants for the fiscal year ending February 28, 2005.

For:	3,329,516
Against:	9,975
Abstain:	1,050

There were no broker non-votes cast with respect to this proposal.

Item 5. Other Information

On August 20, 2004, the Company’s Board of Directors adopted Amended and Restated Bylaws to provide for more efficient and effective operation of the Company and the Board of Directors. Certain changes in the Amended and Restated Bylaws affect the procedures by which security holders may recommend nominees to the Board of Directors. Pursuant to the Bylaws, security holders may recommend nominees to the Company’s Board of Directors by submitting a written notice to the Company in strict compliance with Section 11 of the Bylaws. Although no changes were made to the substantive requirements of Section 11, the Bylaws as originally drafted provided for a period of time during which security holders could amend a written notice submitted to the Company that was not in compliance with Section 11. The Amended and Restated Bylaws do not provide for such a cure period.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company(1)

3.2	By-Laws of the Company, as amended on August 20, 2004(2)

4.1	Specimen Common Stock Certificate(1)

4.1.1	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering(1)

10.1	Q.E.P. Co., Inc. Omnibus Stock Plan of 1996 as amended on July 9, 2004(2)

31.1	Certification by Lewis Gould, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	Certification of Marc P. Applebaum, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1	Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Marc P. Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to Exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477).
(2)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q.E.P. CO., INC.

Dated: October 14, 2004	By:	/s/ Lewis Gould
Lewis Gould, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: October 14, 2004	By:	/s/ Marc P. Applebaum
Marc P. Applebaum, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: October 14, 2004	By:	/s/ Peter A. Ruggeri
Peter A. Ruggeri
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.2	Bylaws of Q.E.P. Co., Inc. as amended on August 20, 2004

10.1	Q.E.P. Co., Inc. Omnibus Stock Plan of 1996 as amended on July 9, 2004

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.