Form 10-Q
period 2004-11-30
QEP CO INC
filed 2005-01-14
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2004

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

AS OF JANUARY 14, 2005

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from our audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2004 AND FEBRUARY 29, 2004

	November 30, 2004	February 29, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$972,860	$956,608
Accounts receivable, less allowance for doubtful accounts of $505,000 and $643,000 at November 30, 2004 and February 29, 2004, respectively	29,044,198	23,121,599
Inventories	31,461,579	28,854,980
Prepaid expenses	3,115,270	2,147,598
Deferred income taxes	382,167	382,167

Total current assets	64,976,074	55,462,952

Property and equipment, net	8,325,795	8,029,371

Deferred income taxes	857,603	1,112,381
Goodwill	13,142,516	11,400,335
Other intangible assets, net	2,586,456	2,247,711
Other assets	570,202	571,205

TOTAL ASSETS	$90,458,646	$78,823,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Lines of credit	$23,137,817	$19,233,115
Acquisition notes payable	1,422,447	568,582
Current maturities of long term debt	2,825,467	2,751,683
Accounts payable	13,736,379	11,935,810
Accrued liabilities	8,056,589	7,221,143

Total current liabilities	49,178,699	41,710,333

Notes payable	4,246,354	6,152,134
Acquisition notes payable	2,622,365	805,765
Deferred income taxes	708,124	705,583
Warrant put liability	2,037,792	1,942,792

TOTAL LIABILITIES	58,793,334	51,316,607
COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at November 30, 2004 and February 29, 2004, respectively	336,660	336,660
Common stock, 20,000,000 shares authorized, $.001 par value; 3,456,800 shares and 3,414,050 shares issued and outstanding at November 30, 2004 and February 29, 2004, respectively	3,457	3,414
Additional paid-in capital	9,529,520	9,274,739
Retained earnings	22,885,978	19,316,727
Cost of stock held in treasury	(381,445)	(381,445)
Accumulated other comprehensive income	(708,858)	(1,042,747)

	31,665,312	27,507,348

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,458,646	$78,823,955

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

(UNAUDITED)

	Nine Months Ended November 30,		Three Months Ended November 30,
	2004	2003	2004	2003
Net Sales	$128,904,931	$105,764,374	$43,209,802	$36,564,856
Cost of goods sold	86,085,192	69,308,092	29,320,389	24,029,723

Gross profit	42,819,739	36,456,282	13,889,413	12,535,133

Costs and expenses
Shipping	12,826,832	10,397,511	4,129,804	3,684,878
General and administrative	11,016,218	9,279,885	3,560,790	3,224,496
Selling and marketing	12,302,595	10,117,423	4,101,357	3,266,299
Other expense, net	125,482	1,166,018	(3,762)	260,223

	36,271,127	30,960,837	11,788,189	10,435,896

Operating income	6,548,612	5,495,445	2,101,224	2,099,237

Interest income	3,632	709	1,697	235
Interest expense	(1,000,859)	(1,320,673)	(369,078)	(264,406)

Income before provision for income taxes	5,551,385	4,175,481	1,733,843	1,835,066
Provision for income taxes	(1,972,559)	(1,732,497)	(533,038)	(782,776)

Net income	$3,578,826	$2,442,984	$1,200,805	$1,052,290

Basic earnings per common share:	$1.04	$0.72	$0.35	$0.31

Diluted earnings per common share:	$0.98	$0.70	$0.33	$0.30

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

(UNAUDITED)

	Nine Months Ended
	November 30, 2004	November 30, 2003
Cash flows from operating activities:
Net income	$3,578,826	$2,442,984
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of warrant put liability	95,000	685,337
Gain on sale of assets	—	(148,230)
Depreciation and amortization	1,937,238	2,270,960
Bad debt expense	132,558	255,240
Deferred income taxes	257,319	449,157
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,674,638)	(2,657,616)
Inventories	(1,175,998)	4,273,326
Prepaid expenses	(962,008)	73,004
Other assets	(469,255)	(259,242)
Accounts payable and accrued liabilities	1,699,372	1,847,738

Net cash provided by operating activities	1,418,414	9,232,658

Cash flows from investing activities:
Capital expenditures	(735,863)	(1,834,871)
Acquisitions, net of cash acquired	(1,910,413)	—
Proceeds from sale of assets	—	245,362

Net cash used in investing activities	(2,646,276)	(1,589,509)

Cash flow from financing activities:
Net borrowings (repayment) under lines of credit	3,860,987	(5,493,235)
Borrowings of long term debt	750,540	6,071,315
Repayments of long-term debt	(2,229,413)	(7,202,223)
Repayment of acquisition notes payable	(1,475,556)	(414,479)
Purchase of treasury stock	(91,500)	(63,000)
Proceeds from exercise of stock options	254,824	153,058
Dividends	(10,574)	(9,776)

Net cash provided by (used in) financing activities	1,059,308	(6,958,340)

Cumulative currency translation adjustment	184,806	(306,394)

Net increase in cash	16,252	378,415
Cash and cash equivalents at beginning of period	956,608	304,453

Cash and cash equivalents at end of period	$972,860	$682,868

Supplemental disclosure of cash flow information:
Interest paid	$925,091	$1,450,686
Income taxes paid	$1,805,646	$1,054,158

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 29, 2004, of the Company as filed with the SEC. The February 29, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended November 30, 2004 are not necessarily indicative of the results for the full fiscal year ending February 28, 2005.

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

The Company continues to account for options issued under the intrinsic value method of APB No. 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share for the three months and nine months ended November 30, 2004 and 2003 would have been as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net income
As reported	$1,201	$1,052	$3,579	$2,443
Pro forma	$1,331	$1,052	$3,476	$2,348

Net income per diluted share
As reported	$0.33	$0.30	$0.98	$0.70
Pro forma	$0.36	$0.30	$0.95	$0.67

Note 3. Inventories

The major classes of inventories are as follows:

	November 30, 2004	February 29, 2004
Raw materials and work-in-process	$4,445,714	$3,291,674
Finished goods	27,015,865	25,563,306

	$31,461,579	$28,854,980

Note 4. Earnings per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during the period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not used when the effect is antidilutive. For the nine month period ended November 30, 2004, 325,000 common stock equivalent shares with an exercise price of $3.63 per share were not used due to their antidilutive effect.

For the nine months and the three months ended November 30, 2004, the weighted average number of basic shares of common stock outstanding amounted to 3,443,939 and 3,456,800, respectively. For the nine and three months ended November 30, 2003, the weighted average number of basic shares of common stock outstanding amounted to 3,393,584 and 3,405,507, respectively. For the nine months ended November 30, 2004 and November 30, 2003, the weighted average number of diluted shares of common stock outstanding amounted to 3,649,086 and 3,499,239, respectively. For the three months ended November 30, 2004 and November 30, 2003, the weighted average number of diluted shares of common stock outstanding amounted to 3,652,132 and 3,534,788, respectively.

Note 5. Comprehensive Income

The Company records comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income.

For the nine months ended November 30, 2004 and 2003, the Company’s comprehensive income totaled $3,912,715 and $2,961,015, respectively. For the three months ended November 30, 2004 and 2003, the Company’s comprehensive income totaled $1,714,647 and $1,132,029, respectively.

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

Note 7. Recent Accounting Pronouncements

On December 16, 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently assessing the impact of SFAS No. 123R but does not believe that implementation, when required, will have a material effect on its financial statement.

In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance pertaining to inventory pricing to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current period charges regardless of the amount of these charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material effect on its financial statements.

Also, in December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS No. 153 amends APB No. 29, “Accounting for Nonmonetary Transactions” by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. At November 30, 2004, the Company is not a party to transactions contemplated under SFAS No. 153.

Further, in December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. SFAS No. 152 amends SFAS No. 66, “Accounting for Sales of Real Estate and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” by referencing the financial accounting and reporting guidance for real estate time-sharing transactions. SFAS No. 152 is effective for fiscal years beginning after June 15, 2005. At November 30, 2004, the Company is not a party to transactions contemplated under SFAS No. 152.

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

Goodwill not subject to amortization was $13,142,516 and $11,400,335 at November 30, 2004 and February 29, 2004, respectively. The components of the Company’s other intangible assets subject to amortization are as follows:

	Average Life	November 30, 2004		February 29, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	20 years	$2,842,417	$(622,511)	$2,430,862	$(536,897)
Other Intangibles	5 years	636,955	$(270,405)	595,832	$(242,086)

		$3,479,372	$(892,916)	$3,026,694	$(778,983)

Amortization expense for intangible assets for the nine months ended November 30, 2004 and 2003 was approximately $113,000 and approximately $149,000, respectively.

The following table provides information regarding estimated amortization expense for each of the following fiscal years ending February 28 or 29:

2005	167,749
2006	170,738
2007	170,698
2008	168,698
2009	168,698

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition in 1997 of approximately $325,000 and this amount was subsequently increased by $275,000 to $600,000 based on an estimate for the cost of remediation. Through November 30, 2004, the Company has spent approximately $560,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of between $5,000 and $25,000 per year for the next few years.

The Company has previously disclosed that one of its inactive subsidiaries, Roberts Holding International, Inc. was named as a third party defendant in a case that was pending before the United States District Court for the Western District of Michigan. The case was Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948, Western District of Michigan. In September 2004, the Company settled this matter for $200,000 payable over five years. The Company had previously provided a reserve for this settlement; therefore, there is no material impact on the financial position of the Company at November 30, 2004.

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

In August 2004, the Company made an acquisition of a flooring underlayment company in the United States of America. In connection with this acquisition, liabilities were assumed as follows:

Cash paid	$368,000
Notes issued to seller	800,000
Liabilities assumed	164,197

Purchase price	1,332,197
Fair value of assets acquired	913,663

Excess of purchase price over fair value of net assets acquired	$418,534

In November 2004, the Company made an acquisition of a manufacturer and distributor of flooring and specialty tools in France. In connection with this acquisition, liabilities were assumed as follows:

Notes issued to seller	$1,817,480
Liabilities assumed	1,007,469

Purchase price	2,824,949
Fair value of assets acquired	2,508,586

Excess of purchase price over fair value of net assets acquired	$316,363

Also, in November 2004, the Company made an acquisition of a flooring tools distributor in Mexico. No liabilities were assumed as part of this acquisition and the purchase price is subject to final adjustment in February 2005; however, the excess of purchase price over fair value of assets was determined as follows:

Notes issued to seller	$763,751
Fair value of assets acquired	513,751

Excess of purchase price over fair value of net assets acquired	$250,000

The unaudited proforma consolidation of the acquisitions occurring during the nine months ended November 30, 2004 showing the results of operations assuming the above purchases occurred on March 1, 2004 are not material and are not included herein.

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

In November 2004 the Company made a strategic acquisition of PRCI, SA, a French manufacturer and distributor of flooring and specialty tools and also acquired the assets of Roberts Mexicana de CV, a flooring tool distributor in Mexico. Through these acquisitions, the Company has broadened its product lines, increased its customer base and increased its manufacturing and distribution capabilities.

A summary of the Company’s significant accounting policies is set forth in Note B to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended February 29, 2004, which is incorporated herein by reference.

Results of Operations

Nine months ended November 30, 2004 compared to nine months ended November 30, 2003

Net sales for the nine months ended November 30, 2004 (the “fiscal 2005 period”) were approximately $128,905,000 compared to approximately $105,764,000 for the nine months ended November 30, 2003 (the “fiscal 2004 period”), an increase of $23,141,000 or 21.9%. The Company’s North American sales increased approximately $8,153,000 principally due to new store expansion by home centers and the introduction of the Company’s adhesive product line into one of its home center customers. The recent acquisitions of manufacturing and distribution businesses in the United Kingdom, Australia, France and Mexico (the “newly acquired entities”) accounted for approximately $11,954,000 of the increase. Sales at the Company’s remaining foreign subsidiaries increased by approximately $3,033,000 of which approximately $1,711,000 was the result of a change in the foreign exchange rates. Sales from the Company’s subsidiaries outside North America represented 25.5% and 16.9% of total sales in the fiscal 2005 period and fiscal 2004 period, respectively. Overall, domestic selling prices increased by approximately 1.4% in the fiscal 2005 period when compared to the fiscal 2004 period.

Gross profit for the fiscal 2005 period was approximately $42,820,000 compared to approximately $36,456,000 for the fiscal 2004 period, an increase of 6,364,000 or 17.5%. As a percentage of net sales, gross profit decreased to 33.2% in the fiscal 2005 period from 34.5% in the fiscal 2004 period. This decrease was primarily the result of an approximate 4.1% increase in certain raw materials and purchased finished goods. This decrease was partially offset by the decrease in the value of the U.S. dollar which benefited the Company’s foreign subsidiaries. Further, additional incentives were given to the Company’s North American home center base to facilitate future growth. The actual increase was the result of the increase in sales volume at the Company’s North American subsidiaries amounting to approximately $1,567,000. Further, the newly acquired entities accounted for approximately $4,117,000 of the actual increase and approximately $757,000 was the result of a change in the foreign exchange rates.

Shipping expenses for the fiscal 2005 period were approximately $12,827,000 compared to approximately $10,398,000 for the fiscal 2004 period, an increase of $2,429,000 or 23.4%. As a percentage of net sales, these expenses increased to 10.0% in the fiscal 2005 period from 9.8% in the fiscal 2004 period primarily as a result of increased freight rates charged by common carriers due to increases in fuel costs and decreases in the Company’s average order size. The actual increase is primarily the result of increased sales volume at the Company’s North American and foreign subsidiaries amounting to approximately $1,197,000 and $203,000, respectively. Further, the newly acquired entities accounted for approximately $899,000 of the actual increase and approximately $130,000 was the result of the change in foreign exchange rates.

General and administrative expenses for the fiscal 2005 period were approximately $11,016,000 compared to approximately $9,280,000 for the fiscal 2004 period, an increase of 1,736,000 or 18.7%. As a percentage of net sales, these expenses decreased to 8.5% in the fiscal 2005 period from 8.8% in the fiscal 2004 period, primarily as a result of certain fixed costs being absorbed by a higher sales volume. The newly acquired entities accounted for approximately $1,060,000 of the increase. Additionally, the Company’s North American and foreign subsidiaries experienced increases of approximately $298,000 and approximately $145,000, respectively, related to an increase in personnel costs and related expenses. Further, approximately $233,000 of the increase was the result of the change in foreign exchange rates.

Selling and marketing costs for the fiscal 2005 period were approximately $12,303,000 compared to approximately $10,117,000 for the fiscal 2004 period, an increase of $2,186,000 or 21.6%. As a percentage of net sales, these expenses decreased slightly to 9.5% in the fiscal 2005 period from 9.6% in the fiscal 2004 period. This decrease is primarily the result of certain fixed costs being absorbed by a higher sales volume. The actual increase relates primarily to an increase in commissions and marketing allowances paid to the Company’s sales personnel and home center customers due to the increased sales volume. The Company’s North American subsidiaries and the newly acquired entities accounted for approximately $1,177,000 and approximately $708,000, respectively, of the actual increase. Further, approximately $291,000 of the increase resulted from the exchange rate differences. The actual expense at the Company’s foreign subsidiaries remained relatively flat.

Other expenses for the fiscal 2005 period and fiscal 2004 period include, among other things, a charge of $95,000 and $685,000, respectively, resulting from a change in the future value of the Put Warrants. A more detailed discussion of the Put Warrants can be found in the section entitled “Liquidity and Capital Resources”. Additionally, the fiscal 2004 period includes approximately $617,000 of expense relating to the early repayment of certain subordinated indebtedness, offset by approximately $158,000 net gain from the sale of assets at the Company’s foreign subsidiaries.

Interest income for the fiscal 2005 and the fiscal 2004 periods was approximately $4,000 and $1,000, respectively. Interest expense for the fiscal 2005 period was approximately $1,001,000 compared to approximately $1,321,000 in the fiscal 2004 period. Interest expense decreased primarily as a result of a decrease in the borrowing rate applied to the Company’s outstanding indebtedness and the replacement of certain subordinated indebtedness having an interest rate of 15% with term debt at a more favorable interest rate as discussed elsewhere herein.

Provision for income taxes was approximately $1,973,000 in the fiscal 2005 period compared to approximately $1,732,000 in the fiscal 2004 period, an increase of $241,000 or 13.9%. The effective tax rate was approximately 35.5% for the fiscal 2005 period and 41.5% for the fiscal 2004 period. The estimated effective tax rate is based upon the income earned in each jurisdiction and their most recent effective tax rates available and is adjusted by the amount of non-deductible items in the respective periods.

Net income for the fiscal 2005 period was approximately $3,579,000 compared to approximately $3,009,000 in the fiscal 2004 period, excluding the approximate $566,000 of after tax expense relating to the early repayment of certain subordinated indebtedness previously described herein. The non-GAAP increase in fiscal 2005, therefore, amounted to approximately $570,000 or 18.9%. Exclusive of the above qualification, net income for the fiscal 2005 period increased to approximately $3,579,000 from approximately $2,443,000 in the fiscal 2004 period, an increase of $1,136,000 or 46.5%. Net income as a percentage of net sales increased to 2.8% in the fiscal 2005 period from 2.3% in the fiscal 2004 period for the reasons outlined above. The Company’s management believes that the financial results the Company would have achieved without the one-time charges related to the prepayment of its subordinated debt is meaningful to investors because it provides a consistent comparison with prior period results.

Three months ended November 30, 2004 compared to three months ended November 30, 2003.

Net sales for the three months ended November 30, 2004 (the “fiscal 2005 quarter”) were approximately $43,210,000 compared to approximately $36,565,000 for the three months ended November 30, 2003 (the “fiscal 2004 quarter”), an increase of $6,645,000 or 18.2%. Sales at the Company’s North American subsidiaries accounted for approximately $1,430,000 of the increase. The newly acquired entities and the favorable exchange rate difference accounted for increases of approximately $4,703,000 and approximately $742,000, respectively. Sales at the Company’s remaining foreign subsidiaries were relatively flat for the comparable periods. Overall, sales of the Company’s subsidiaries outside North America accounted for 27.5% and 18.5% of total sales for the fiscal 2005 quarter and fiscal 2004 quarter, respectively. Selling prices in the fiscal 2005 quarter were approximately 1.0% higher than in the fiscal 2004 quarter.

Gross profit for the fiscal 2005 quarter was approximately $13,889,000 compared to approximately $12,535,000 in the fiscal 2004 quarter, an increase of $1,354,000 or 10.8%. As a percentage of net sales, gross profit decreased to 32.1% in the fiscal 2005 quarter from 34.3% in the fiscal 2004 quarter, resulting principally from an approximate 1.1% increase in the cost of certain raw materials and finished goods by the Company’s foreign suppliers due to the weakened U.S. dollar. Further, additional sales incentives given to the Company’s North American home center customer base had a detrimental effect on the fiscal 2005 quarter gross margin. The actual increase was principally the result of the newly acquired entities amounting to approximately $1,548,000 and the change in exchange rate difference of approximately $251,000. These increases were offset by declines at the Company’s North American and foreign subsidiaries of approximately $355,000 and approximately $91,000, respectively, due primarily to the aforementioned product cost increases.

Shipping expenses for the fiscal 2005 quarter were approximately $4,130,000 compared to approximately $3,685,000 for the fiscal 2004 quarter, an increase of $445,000 or 12.1%. As a percentage of net sales, these expenses decreased to 9.6% in the fiscal 2005 quarter from 10.1% in the fiscal 2004 quarter primarily due to certain fixed costs being absorbed by the higher sales volume. The actual increase was primarily a result of the newly acquired entities amounting to approximately $328,000. Expenses at the Company’s North American subsidiaries increased by approximately $41,000 as higher freight costs were offset by certain personnel cost reductions. Further, the change in the foreign exchange rates accounted for approximately $91,000 of the actual increase.

General and administrative expenses for the fiscal 2005 quarter were approximately $3,561,000 compared to approximately $3,224,000 for the fiscal 2004 quarter, an increase of $337,000 or 10.5%. As a percentage of net sales, general and administrative expenses decreased to 8.2% in the fiscal 2005 quarter from 8.8% in the fiscal 2004 quarter, primarily as a result of certain fixed costs being absorbed by a higher sales volume. The actual increase is primarily due to the newly acquired entities that accounted for approximately $399,000 of the increase. The foreign exchange rate difference and the foreign subsidiaries also accounted for increases of $65,000 and $11,000, respectively.

Selling and marketing costs for the fiscal 2005 quarter were approximately $4,101,000 compared to approximately $3,266,000 for the fiscal 2004 quarter, an increase of approximately $835,000 or 25.6%. As a percentage of net sales, these expenses increased to 9.5% in the fiscal 2005 quarter compared to 8.9% in the fiscal 2004 quarter principally due to increased fixed costs at the Company’s foreign subsidiaries. The actual increase was primarily the result of higher commissions paid to Company sales personnel and the cost of new displays and higher marketing allowances paid to the Company’s home center customer base both as a result of the increased sales volume. The Company’s North American subsidiaries and the newly acquired entities accounted for an increase of approximately $418,000 and approximately $326,000, respectively. Further, approximately $93,000 of the increase was due to the change in foreign exchange rates.

Other expenses for the fiscal 2005 quarter were insignificant and did not include any adjustment related to the future value of the Put Warrants. The fiscal 2004 quarter includes, among other things, a charge of $275,000 resulting from the change in the future value of the Put Warrants.

Interest income for the fiscal 2005 and fiscal 2004 quarters was insignificant. Interest expense for the fiscal 2005 quarter was approximately $369,000 compared to approximately $264,000 in the fiscal 2004 quarter. Interest expense increased principally as a result of an increase in short term borrowings to fund working capital.

Provision for income taxes was approximately $533,000 in the fiscal 2005 quarter compared to approximately $783,000 in the fiscal 2004 quarter, a decrease of approximately $250,000 or 31.9%. The estimated tax rate was approximately 30.7% for the fiscal 2005 quarter and 42.7% for the fiscal 2004 quarter. The estimated effective tax rate is based upon the income earned in each jurisdiction and their most recent effective tax rates available adjusted by the amount of non-deductible items, if any, in the respective periods.

As a result of the above, net income for the fiscal 2005 quarter was approximately $1,201,000 compared to approximately $1,052,000 for the fiscal 2004 quarter, an increase of $149,000 or 14.2%. As a percentage of net sales, the net income was 2.8% in both the fiscal 2005 and fiscal 2004 quarters.

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

	Nine Months Ended November 30,
	2004	2003
Earnings per common share – diluted:
GAAP earnings per common share	$0.98	$0.70
Charge related to early repayment of $4.5 million of subordinated debt	—	0.18
Interest prepayment penalty of subordinated debt	—	0.08
Provision for income taxes related to repayment of subordinated debt	—	(0.10)

	$0.98	$0.86

Liquidity and Capital Resources

Working capital as of November 30, 2004 increased from approximately $13,753,000 at February 29, 2004 to approximately $15,797,000, an increase of $2,044,000, primarily as a result of an increase in the Company’s income from operations as adjusted for non-cash charges. The effect on working capital from the Company’s recent acquisitions was insignificant. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

Net cash provided by operating activities during the fiscal 2005 period was approximately $1,418,000 compared to approximately $9,233,000 for the comparable fiscal 2004 period. The decrease is primarily due to an increase in the Company’s income from operations, as adjusted for non-cash charges, a decrease in inventory of approximately $1,176,000 as compared to an increase in inventory of approximately $4,273,000 in the fiscal 2004 period, and an increase in accounts payable together with a decrease in accounts receivable when comparing the periods. Net cash used in investing activities during the fiscal 2005 period was approximately $2,646,000 compared to approximately $1,590,000 for the comparable fiscal 2004 period. The fiscal 2005 amount relates principally to cash paid for the acquisition of the Australian distributorship and the United States of America flooring underlayment companies. The fiscal 2004 period relates primarily to the cash paid for the expansion of the Company’s Canadian facility. Exclusive of the plant expansion, capital expenditures were approximately $736,000 in the fiscal 2005 period as compared to approximately $635,000 in the fiscal 2004 period.

For the fiscal 2005 period, cash provided by financing activities was approximately $1,059,000 compared to a use of cash of approximately $6,958,000 in the fiscal 2004 period. The fiscal 2005 period amount relates principally to an increase of approximately $3,861,000 in the Company’s lines of credit to finance working capital and acquisition debt and approximately $750,000 of other new acquisition debt. These increases were offset by payments against long term and acquisition debt of approximately $3,705,000. In the fiscal 2004 period, the Company repaid approximately $13,100,000 of line of credit and other debt offset by new borrowings of approximately $6,100,000 to replace existing subordinated debt as described elsewhere herein and a mortgage to finance the Canadian facility expansion.

In November 2002, the Company entered into an amended and restated loan agreement with its existing lender. Under the terms of the agreement the Company obtained a $4,000,000 dollar term loan, which was used to refinance its existing two term loans with this lender and provide additional working capital. Under the terms of the loan, which will mature in 2007, the Company will pay $400,000 per quarter during the first year of the loan and $200,000 per quarter thereafter. The agreement, which now includes another financial institution as a participant, also increased the Company’s borrowing capacity under a revolving loan facility to $23,000,000 under the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving loan facility has been temporarily increased to $25,000,000 through February 15, 2005. The revolving loan facility expires in July 2005. The term loan and the revolver have an interest rate that ranges from LIBOR plus 1.50% to LIBOR plus 2.25% and are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At November 30, 2004, the rate was LIBOR (2.18% at November 30, 2004) plus 1.50% and the Company had approximately $2,201,000 available for future borrowings under its revolving loan facility net of approximately $379,000 in outstanding letters of credit. During the nine month period ended November 30, 2004, the Company borrowed approximately $11,550,000 and repaid approximately $8,000,000 under this revolving credit facility. This resulted in an average outstanding indebtedness during the period of approximately $17,675,000.

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

In May 2003, the Company prepaid its subordinated loan facility with HillStreet Fund LP (“HillStreet”). Under the terms of the prepayment the Company paid a prepayment penalty of 6% amounting to $270,000 together with the $4,500,000 principal balance of the facility. The prepayment penalty was included in interest expense in the Condensed Consolidated Statement of Income for the fiscal 2004 period. Funding for this prepayment came from a second term facility provided by the Company’s two financial lenders. This term facility requires monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25%. The Company’s Chairman and Chief Executive Officer has personally guaranteed up to a maximum of $3,000,000 of this loan. The guarantor’s potential liability under the guaranty decreases by an amount equal to each payment made by the Company. Mr. Gould’s potential liability under the guarantee as of November 30, 2004 is approximately $533,000. In connection with the guaranty, the Company’s audit committee and Board of Directors approved, and the stockholders ratified, an agreement whereby the Company granted its Chairman 50,000 shares of restricted common stock. Based on an independent appraisal obtained by the Company, the value of the 50,000 shares was determined to be $275,000 or $5.50 per share. The Company further agreed to indemnify him to the extent of all payments made by the Chairman to the lenders pursuant to the guaranty.

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding and can be “put” to the Company on and after April 5, 2006, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company updates the value of the liability for the Put Warrants on a quarterly basis. The liability value of the Put Warrants is calculated based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the last twelve month trailing EBITDA calculation; or (3) an appraised value as if the Company was sold as a going concern. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For the nine month period ended November 30, 2004, the Company recorded an expense of approximately $95,000 related to the increase in the liability for the Put Warrants.

The Company’s Australian subsidiary has a foreign payment facility which allows it to borrow against a certain percentage of inventory and accounts receivable. At November 30, 2004, the maximum permitted borrowing was approximately $850,000, of which approximately $63,000 remains available.

In connection with an acquisition in July 2002, the Company’s Australian subsidiary entered into a loan facility with an Australian financial institution to provide financing of up to AUD$ 2,500,000 (approximately US $1,300,000). This facility includes a term facility and a short-term foreign and domestic facility that will be used to provide the capital necessary for acquisitions and general working capital purposes. The term facility expires in June 2005 and requires quarterly payments of AUD $25,000 (approximately US $19,000) and a final balloon payment. In July 2002, approximately AUD $1,298,000 (approximately US $715,000) of this facility was used to provide financing for the acquisition of an Australian distributor and, in addition, the Company issued a note to the related seller in the approximate amount of AUD $1,445,000 (approximately US $795,500). This note requires monthly payments in the amount of approximately $21,000 through December 2006 with interest at 6.5%. In April 2004, the Company modified its existing facility in Australia to provide for borrowing up to a maximum of AUD $4,427,000 (approximately US $3,337,000). The additional financing was utilized to finance an acquisition of an Australian distributor and provide additional working capital. The facility consists of two term facilities, one of which expires in June of 2005 and the other in April 2007. Quarterly payments of AUD $112,000 (US $84,000) are required with balloon payments at the conclusion of each loan. The facility bears an interest rate of 2% above the Australian bank bill rate or cost of finance rate which was 5.45% at November 30, 2004.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three unsecured notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company’s prevailing borrowing rate. In October 2002, the Company paid $50,000 and, in May 2003, amended the agreement to provide for full payment on October 10, 2004 of the remaining $250,000. The agreement was further amended on February 2, 2004 to extend the final $250,000 due as of November 30, 2004 to October 10, 2006. Interest on the extended payment is payable quarterly at 7%. The second note, in the principal amount of $825,000, was payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance was paid over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 was paid in December, 2003. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of November 30, 2004 was $240,000.

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

In connection with the August 2004 purchase of the assets of Tuplex Corporation, a flooring underlayment manufacturer in the United States of America, the Company issued a note to the seller in the amount of $800,000. The note requires an annual payment of $200,000 over four years. Interest on the note accrues at 4% per year. At November 30, 2004, $800,000 remains unpaid.

In connection with the acquisition of the flooring distributorship business in Mexico in November 2004, the Company issued a note to the seller in the amount of approximately $764,000. The note is non-interest bearing and requires payments in the first year of approximately $598,000 and an annual payment thereafter of approximately $83,000 for two years.

In connection with the acquisition of PRCI S.A. in November 2004, the Company issued a note to the related seller in the approximate amount of $1,817,000. The note required a payment of approximately $727,000 in November 2004 and the balance is due in four equal annual installments. Interest on the note accrues at the EURIBOR three month rate (2.176 at November 30, 2004) per year.

The Company believes its existing cash balances, internally generated funds from operations and its available bank lines of credit will provide the liquidity necessary to satisfy the Company’s working capital needs, including the growth in inventory and accounts receivable balances, and will be adequate to finance anticipated capital expenditures and debt obligations for the next twelve months. The Company further believes that based on past experience and the Company’s financial condition that it will be able to refinance its revolving credit facilities when they mature in June and July 2005. In the event that the Company would not be able to refinance these facilities, the Company would be required to substantially reduce its inventory levels and substantially delay payments to its suppliers. These actions could have a material adverse effect on the Company’s financial condition. Further, there can be no assurance that the assumptions upon which the Company bases its future working capital and capital expenditure requirements and the assumptions upon which it bases its belief that funds will be available to satisfy such requirements will prove to be correct. If these assumptions are not correct, the Company may be required to raise additional capital through loans or the issuance of debt securities or equity securities, either of which would require the consent of the Company’s current lenders.

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

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The notes to the financial statements include a summary of significant accounting policies used in the preparation of the consolidated financial statements (see Note B) to the Company’s Annual Report filed on Form 10-K with the SEC on May 27, 2004, which is incorporated herein by reference.

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

Warrant Put Liability

The value of the Put Warrants is based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the last twelve month trailing EBITDA calculation; or (3) an appraised value as if the Company was sold as a going concern. The appraised value method is to be utilized should the holder of the warrants disagree with the Company’s valuation. Since there has been no capital transaction or public offering or actual appraisal received, the Company utilizes the formula value in calculating the change in the Put Liability. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe,” “intend,” “expect,” “anticipate,” “plan” or “estimate” and other words of similar meaning. In particular, such statements include statements relating to the adequacy of the Company’s liquidity sources to meet the Company’s working capital needs and anticipated expenditures; the Company’s ability to increase the amount of sales of its products, and the ability of the Company to continue its strong performance and that of its products and to increase stockholder returns. Additionally, the report is subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditure requirements and those relating to the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures which could prove to be different than expected, the Company’s dependence upon a limited number of customers for a substantial portion of its sales, and the continued success of initiatives with the Home Depot and Lowe’s, the success of the Company’s marketing and sales efforts, improvements in productivity and cost reductions, including inventory reductions, the absence of increased pricing pressures from customers, suppliers and competitors and the ability to defend market share in the face of price competition, the Company’s ability to increase selling prices to customers to offset all or a portion of supplier price increases, the Company’s ability to maintain and improve its brands, the Company’s reliance upon two major foreign suppliers, the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it, the level of demand for the Company’s products among existing and potential new customers, the Company’s dependence upon the efforts of Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel, the Company’s ability to successfully integrate new management personnel into the Company, the Company’s ability to accurately predict the number and type of employees required to conduct its foreign operations and the compensation required to be paid to such personnel, its ability to manage its growth, the risk of economic and market factors affecting the Company or its customers, the Company’s belief that there will be no future adverse effect on the fair value of the Company’s assets in accordance with the provisions of SFAS No. 142, the Company’s ability to successfully refinance its revolving loan facilities upon maturing in June and July 2005 and other risks and uncertainties described elsewhere herein. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed by the Company with the SEC. The Company disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date of this report.

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

As part of its business strategy, the Company intends to pursue acquisitions that enhance its current product line and distribution channels both in the United States of America and around the world. Although the Company regularly evaluates acquisition opportunities, it may not be able to successfully identify suitable acquisition candidates, obtain sufficient financing on acceptable terms to fund acquisitions, or profitably manage the acquired businesses. In addition, the Company may not be able to successfully integrate the acquired operations and the acquired operations may not achieve the expected results.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk results primarily from fluctuations in interest rates. In addition the Company has international subsidiaries which expose the financial condition and results of operations to fluctuation in the rates of various foreign currencies. For the nine months ended November 30, 2004, the foreign currency fluctuation was not material to the financial condition or results of operations of the Company.

In order to limit the effect of changes in interest the Company purchased, in February 2003 for $125,000, a three year 4% LIBOR CAP on $10 million of the Company’s floating rate debt.

The Company averaged approximately $25,246,000 and $26,767,000 of variable rate debt during the nine and three months ended November 30, 2004, respectively. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $95,000 for the nine months ended November 30, 2004 and approximately $33,000 for the three months ended November 30, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company disclosed in its Form 10-Q filed on July 14, 2004 for the quarterly period ended May 31, 2004, that one of its inactive subsidiaries, Roberts Holdings International, Inc. (“Roberts Holding”), was named as a third party defendant in a case that was pending before the United States District Court for the Western District of Michigan. The case was Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948, Western District of Michigan, Southern Division. In September 2004, the Company settled this matter for $200,000 payable over five years.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company(1)

3.2	By Laws of the Company, as amended(2)

4.1	Specimen Common Stock Certificate(1)

4.1.1	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering(1)

31.1	Certification by Lewis Gould, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

31.2	Certification of Marc P. Applebaum, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

32.1	Certification by Lewis Gould, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certification by Marc P. Applebaum, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Incorporated by reference to Exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477).
(2)	Incorporated by reference to Exhibit of the same number filed with the Company’s Form 10Q for the period ended August 31, 2004 filed with the Securities and Exchange Commission on October 14, 2004.
(3)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q.E.P. CO., INC.

Dated: January 14, 2005	By:	/s/ Lewis Gould
Lewis Gould, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: January 14, 2005	By:	/s/ Marc P. Applebaum
Marc P. Applebaum, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: January 14, 2005	By:	/s/ Peter A. Ruggeri
Peter A. Ruggeri Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.