Form 10-K
period 2005-02-28
QEP CO INC
filed 2005-06-15
CIK 1017815

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

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

The aggregate market value of voting common stock held by non-affiliates as of August 31, 2004 is $23,974,288, computed by reference to the closing price for such shares on the NASDAQ National Market System as of such date. The registrant does not have any authorized or issued non-voting common equity securities.

The number of shares outstanding of each of the registrant’s classes of common stock as of May 31, 2005 is 3,458,288 shares of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant’s Annual Meeting of Stockholders to be held on July 27, 2005 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

General

Founded in 1979, Q.E.P. Co., Inc. (the “Company” or “Q.E.P.”) manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market in the United States of America and throughout the world. Under brand names including Q.E.P.™, ROBERTS™, Capitol™, O’TOOL™, QSet™ and Fresh™, the Company markets over 3,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Q.E.P.’s products include trowels, floats, tile cutters, wet saws, spacers, nippers, pliers, carpet trimmers and cutters, flooring adhesives, seaming tape, tack strip, knives, dry set powders and grouts. These products are sold to home improvement retailers, including national and regional chains such as Home Depot and Lowe’s, international chain stores such as Bunnings and Topps Tiles, specialty distributors to the hardware, construction, flooring and home improvement trades and chain or independent hardware, tile, and carpet retailers for use by the do-it-yourself consumers as well as the construction or remodeling professional.

The Company experienced an increase in net sales in fiscal 2005 which management attributes to (i) growth experienced by the Company’s customers within the home improvement market, particularly among home center retailers in the United States such as Home Depot and Lowe’s and internationally at Wickes, Bunnings, Leroy Merlin and Topps Tiles, (ii) the Company’s success in cross-marketing its products among its channels of distribution, (iii) the Company’s expansion of its customer base and market share through sales to additional home improvement retailers and distributors, (iv) contributions from domestic and foreign acquisitions, and (v) growth of the home improvement market as a whole.

The Company’s principal subsidiaries include Roberts Consolidated Industries, Inc., a worldwide leader in the carpet installation market; Roberts Capitol, Inc. a manufacturer of adhesives in Dalton, Georgia; Q.E.P. Stone Holdings, which manufactures dry set powders and grouts in Georgia and Florida; O’Tool Company, a distributor to the trowel trades; Boiardi Products Corp. of Little Falls, N.J., a manufacturer of a full line of thin-set mortars, grouts, self-leveling concrete toppings and crack-suppressing waterproof membranes used in the flooring industry; Roberts Holland B.V., a European distributor of flooring installation products, in Holland, France, the United Kingdom and Ireland; PRCI S.A., a distributor of ceramic tile tools to the retail and distribution marketplace in France; Q.E.P. Co. U.K., Ltd., a manufacturer and distributor of accessory flooring and safety products in the United Kingdom; Q.E.P. Australia Pty, Ltd., the largest distributor of tools and installation products for all types of flooring in the Australian marketplace; Q.E.P. New Zealand, a distributor of accessory flooring supplies; Roberts Mexicana S.A. de C.V., a manufacturer and distributor of flooring installation products in Mexico; Q.E.P. Chile, a distributor of ceramic tile accessories located in Santiago, Chile; and Zocalis, SRL, an Argentinean manufacturer of ceramic borders and trim.

Market Overview

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to the latest industry information published by Floor Covering Weekly, a trade publication, total floor covering sales for the United States rose 5.6% in 2003 to $54.5 billion while home center sales, with lumberyards similar to Home Depot and Lowe’s, were $7.1 billion. Additionally, it is expected that the United States retail floor covering sales will experience a growth rate of approximately 6% in 2005. The Company believes that this growth is being driven by several factors, including (i) a slowing but continued strong housing activity, (ii) aging of the United States housing stock which requires greater repair and maintenance expenditures, (iii) increased housing turnover of both new and existing homes, (iv) continued home improvement demand being facilitated by the current level of sales of new and existing homes, (v) appreciation of the United States housing market thus giving homeowners the ability to increase the investment in their homes through improvement projects, and (vi) changes in consumer preferences, which have caused an increase in the median size of new homes and which have contributed to demand for remodeling and expansion of older homes.

Home improvement market distribution channels continue to consolidate as a result of the success of the warehouse home center format. The continued dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions, and multiple location, large-format stores. The Company’s two largest customers, Home Depot and Lowe’s, accounted for over $109 billion of home center sales in 2004. Based on data available to the Company, the Company believes that the primary beneficiaries of this consolidation among worldwide home improvement retailers have been the top two or three companies (ranked by annual sales volume). Thus, while the home improvement market’s retail sales have expanded, the market is being increasingly dominated by the largest retailers.

The Company’s two largest customers, Home Depot and Lowe’s, experienced annual sales growth rates in 2004 of 12.8% and 18.2%, respectively, according to their published financial reports and both have announced plans to continue increasing the number of stores each operates. As consolidation continues among home improvement retailers, the Company expects that sales of the largest national and regional home improvement retailers will continue to increase at greater rates than the rate of sales growth in the overall market. The Company expects that the growth trends in the flooring segment of the home improvement market and among its customer base will directly affect the Company’s ability to generate growth in its sales and net income, its expansion strategy and the nature of its sales and marketing initiatives.

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

Enhance Distribution and Manufacturing Capabilities. In order to effectively serve the customer base and keep certain costs to a minimum, the Company continually improves its distribution capabilities through the increased use of technology as well as reviewing its locations for correct size and geographic location. The Company currently has approximately 932,000 square feet of distribution and manufacturing capability located throughout the United States, Canada, Holland, Australia, New Zealand, the United Kingdom, Mexico, France, Ireland and South America. The Company estimates that in fiscal 2005, it manufactured approximately 30% of its Q.E.P.™ and Roberts™ product lines.

Products

The Company manufactures, markets and distributes a broad line of over 3,000 specialty tools and flooring related products. The Company’s products are offered under brand names including Q.E.P.™, ROBERTS™, Capitol™, O’TOOL™, QSet™ and Fresh™ and are used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring and laminate.

The Company manufactures and distributes adhesives, grouts, mortars, dry set powders and an assortment of carpet installation tools as well as floats, tile cutters, trowels, electric saws, nippers and other products to the flooring industry. These products are sold to distributors, retailers and do-it-yourself customers. Although the Company manufactures and distributes over 3,000 products, a majority of the Company’s sales are to customers who purchase between 20 and 250 individual stock-keeping units. As the Company seeks to broaden its product lines, the competition for limited shelf space available at home improvement retailers for specialty tools and related products may limit sales of existing or newly introduced products.

The Company maintains a research and development program through which it seeks to identify new product opportunities within its core markets. Methods by which the Company seeks to identify product opportunities include soliciting product feedback from customers through its outside sales force and manufacturers’ representatives, review of product brochures and catalogs issued by foreign and domestic competitors of specialty tools, review of product concepts with buyers employed by its customers, and attendance at industry trade shows and conventions at which new product concepts are introduced and discussed. The Company also considers participation in joint ventures and evaluation of product samples to be an important part of its effort to identify new product opportunities. The Company maintains a product quality control program primarily to verify the quality of its existing products and to develop ideas for additional products or enhancements to existing products.

Relationship With Major Customers

In 1982, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the world, sixth largest retailer globally and the second largest retailer in the United States based on annual sales volume. In 1993, the Company added Lowe’s as a customer, which is now the second largest home improvement retailer in the world and fourteenth largest retailer in the United States. Home Depot and Lowe’s are the Company’s two largest customers accounting for 38.7% and 10.4% of the Company’s fiscal 2005 net sales, respectively.

Because of the importance of home improvement retailers to its business, the Company has worked with these major customers to supplement their customer service programs to ensure that the specific needs of the customers are given a high priority. Features of the Company’s customer service programs for its major customers include providing a wide range of in-store services, such as, assistance with inventory, maintenance of product displays, introduction of new products, maintaining inventories of tools and related products in multiple locations to permit rapid shipping, delivering orders promptly, holding education classes for retail store personnel, packaging with multilingual labels, prepaying delivery for product shipments with minimum purchase requirements, participating in cooperative promotions and special sales events, providing product research for buyers, operating a customer service hotline, providing parts and repair service, extension of advertising allowances, accepting orders electronically and billing through electronic data interchange, bar coding for each individual stock-keeping unit, and incorporating anti-theft tags in packaging. The Company believes that its major customers place considerable value on service and promotional support and frequently evaluates its service and promotional activities in an effort to serve its customers more effectively.

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

The loss of, or any significant reduction in business with, Home Depot or Lowe’s as a customer of the Company would have a material adverse effect on the financial position and results of operations of the Company.

Manufacturing and Suppliers

The Company estimates that in fiscal 2005 it manufactured approximately 30% of its Q.E.P.™ and Roberts™ product lines. The Company manufactures adhesives, carpet seaming tape, carpet installation tools and ceramic tile spacers at its main manufacturing facility in Mexico, Missouri. Flooring adhesives are produced at the Company’s facilities in Bramalea, Ontario, Canada, Mexico City, Mexico and Dalton, Georgia. Grouts and related products are manufactured at the Company’s New Jersey, Georgia and Ft. Pierce, Florida facilities, and laminate flooring underlayment is manufactured in Naperville, Illinois. In Australia, the Company manufactures accessories used for the installation of ceramic tile. Ceramic trim is manufactured in Argentina. Tile cutters, safety products and ceramic tile spacers are manufactured in the United Kingdom.

The Company purchased finished products and components from approximately 250 different suppliers in fiscal 2005. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers and generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company’s operations. The Company receives product from its suppliers into its three main North American warehouses located in Boca Raton, Florida; Mexico, Missouri; Henderson, Nevada; and Bramalea, Ontario, Canada. Disruption in supply to any of these warehouses may result in excessive inventory levels and added costs to the Company. Further, in fiscal 2005, the Company purchased in excess of $14.7 million and $5.2 million of finished product from two foreign suppliers representing 27.1% and 9.8%, respectively of domestic product purchases.

Distribution, Sales and Marketing

The Company’s specialty tools and related products are currently sold through four distinct distribution channels: (i) the Company’s sales staff; (ii) independent manufacturing representatives; (iii) an in-house telemarketing sales force; and (iv) outside salaried and commissioned sales representatives. Management estimates that sales through its primary distribution channels in fiscal 2005 were as follows: 53.2% to national and regional home improvement retailers and 46.8% to specialty distributors, other specialty retailers and original equipment manufacturers.

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

Competition

The Company believes that competition in the home improvement flooring product market is based primarily on product quality, delivery capabilities, brand name recognition, availability of retail shelf space and price. The Company believes that its competitive strengths are its product quality, its wide range of products, delivery capabilities, brand recognition and strong customer relationships. The Company faces competition largely on a product-by-product basis from numerous manufacturing and distribution companies. The Company believes that the diversity of its product portfolio, among other things, allows it to compete effectively, although some competitors may sell larger quantities of a particular product than the Company.

The Company is aware of a number of competitors, many of which are foreign and may have greater financial, marketing and other resources than the Company. The Company’s foreign sales, including Canada, accounted for approximately 34.0% of total sales during fiscal year 2005. Fiscal 2005 total sales generated by the Company’s Canadian subsidiary were 7.9%, its European subsidiaries 13.0%, its Australian subsidiaries 11.6%, its South American subsidiaries 0.9% and 0.6% to foreign customers from its domestic subsidiaries. The Company is continuing to penetrate more foreign markets and, as a result, the Company may experience competition from foreign companies, which could adversely affect the Company’s gross margins on its foreign sales.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $325,000 and this amount was subsequently increased by $275,000 to $600,000 based on an estimate for the cost of remediation. During fiscal 2005, the Company increased the reserve by an additional $125,000. Through fiscal 2005, the Company has spent approximately $609,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of between $20,000 and $30,000 per year for the next few years.

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

During fiscal 2005, the Company settled a lawsuit that was filed on December 27, 2002 whereby Roberts Holdings International, Inc. (“Roberts Holding”), an inactive subsidiary of the Company, was named as a third party defendant in a case before the United States District Court for the Western District of Michigan titled Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948. The third party plaintiff alleged that Roberts Holding is a successor to a company known as Roberts Consolidated Industries, Inc. and is required to indemnify previous owners for costs associated with the clean-up of a property in Kalamazoo, Michigan. The Company agreed to pay $50,000 per year beginning in October 2004 for five consecutive years in settlement of this action.

Intellectual Property

The Company markets its specialty tools and related products under various trademarks owned by the Company or its subsidiaries, including Q.E.P.™, ROBERTS™, Capitol™, O’TOOL™, QSet™ and Fresh™. The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill for products sold under its trademarks, has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. Roberts Consolidated Industries, Inc. has secured domestic and foreign patents relating to certain of its products. Although the patents are important to the operation of Roberts Consolidated Industries, Inc., the Company does not believe that the loss of any one or more of these patents would have a material adverse effect on the Company. These patents are scheduled to expire in the years 2008 and 2013. Roberts Consolidated Industries, Inc. also licenses its name to various foreign distributors and a domestic manufacturer of tackstrip and carpet seaming tape.

Employees

As of May 14, 2005, the Company had 591 employees, including 140 administrative employees, 118 sales and marketing employees, 163 manufacturing employees and 170 employees responsible for shipping activities. There are 34 part-time employees and 269 of the employees are employed by the Company’s international subsidiaries. The Company has not experienced any work stoppages and none of the Company’s employees are represented by a union. The Company considers its relations with the employees to be good.

Item 2. Properties

The Company currently owns the facility in Bramalea, Ontario, Canada and leases all other facilities located in the United States, Canada, Europe, South America, New Zealand and Australia. All facilities aggregate approximately 932,000 square feet. The following table sets forth certain information concerning the facilities of the Company.

LOCATION	USE	SQUARE FEET	ANNUALIZED COST	LEASE EXPIRATION	RENEWAL OPTION
Boca Raton, Florida	Executive offices; warehouse; manufacturing	77,000	$559,171	1/15/2006
Mexico, Missouri	Administrative; warehouse; manufacturing	155,000	334,609	6/15/2006	Y
Henderson, Nevada	Administrative; warehouse	111,000	460,254	1/31/2008	Y
Dalton, Georgia	Administrative; warehouse; manufacturing	103,253	215,485	4/16/2008	Y
Bramalea, Ontario	Administrative; warehouse; manufacturing	92,000	0	Owned
Marisstraat, Holland	Warehouse	63,259	124,958	1/1/2007
Lelystraat, Holland	Administrative; sales; manufacturing	52,544	156,320	10/31/2007
Lancashire, England	Administrative; warehouse; manufacturing	32,170	115,134	3/31/2007
Dandenong, Australia	Manufacturing	26,200	119,196	5/1/2005	Y
Calhoun, Georgia	Administrative; warehouse; manufacturing	25,000	66,547	3/7/2005
Wetherill Park, Australia	Administrative; warehouse; sales office	23,000	148,894	6/6/2007
Vallejo, Mexico	Administrative; warehouse; manufacturing	21,818	63,600	5/1/2007	Y
Fort Pierce, Florida	Administrative; warehouse; manufacturing	18,000	77,668	6/30/2005
Little Falls, New Jersey	Administrative; warehouse; manufacturing	17,653	73,920	6/30/2005	Y
Mississagua, Ontario	Warehouse	15,000	88,288	Monthly
Buenos Aires, Argentina	Administrative; warehouse; manufacturing	15,000	24,000	Monthly
Montpellier, France	Administrative; warehouse	14,500	91,694	8/31/2007	Y
Naperville, Illinois	Administrative; warehouse; manufacturing	14,446	106,017	8/31/2005
County Laois, Ireland	Administrative; warehouse; sales office	10,000	92,708	12/31/2006
Hindsmarch, Australia	Administrative; warehouse	7,230	40,920	Monthly
Thornton, Australia	Sales office	6,700	33,384	4/1/2006	Y
Santiago, Chile	Administrative; warehouse; manufacturing	6,086	17,561	5/1/2005	Y
Wollongong, Australia	Sales office	4,300	13,420	6/1/2005
Auckland, New Zealand	Administrative; warehouse	4,046	28,872	11/30/2005	Y
Newcastle, Australia	Sales office	3,000	22,314	Monthly
Brookvale, Australia	Sales office	2,800	19,493	9/1/2006
Preston, Australia	Sales office	2,800	8,582	4/1/2007	Y
Plaisir, France	Administrative; warehouse	1,700	14,860	9/30/2005
Erina, Australia	Sales office	1,700	10,384	9/30/2005
Melbourne, Australia	Sales office	1,500	12,273	4/1/2005	Y
Wagga Wagga, Australia	Sales office	1,259	4,500	2/1/2006
Coffs Harbour, Australia	Sales office	1,200	5,664	Monthly
Tamworth, Australia	Sales office	900	4,853	10/1/2005

The Company believes that its existing facilities are adequate to meet its current needs and that additional facilities can be leased to meet future needs. Further, it is expected that all leases necessary for the continuing operations of the Company expiring in fiscal 2006, will be renewed.

Item 3. Legal Proceedings

The Company is involved in litigation from time to time in the course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

The Company received notice from the United States Environmental Protection Agency (the “EPA”) that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April 2003, the record owner of certain real property in Vancouver, Washington informed the Company that an entity known as Roberts Consolidated Industry, Inc. owned or operated a facility during which time hazardous substances were disposed of or released at the site and pursuant to Washington State law, it is also liable for remedial action costs at the site. At this time, the Company is not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities (see Environmental Matters).

During fiscal 2005, the Company settled a lawsuit that was filed on December 27, 2002 whereby Roberts Holdings International, Inc. (“Roberts Holding”), an inactive subsidiary of the Company, was named as a third party defendant in a case before the United States District Court for the Western District of Michigan titled Strebor Inc. v. International Paper Co., Case No. 1:02 CV 0948. The third party plaintiff alleged that Roberts Holding is a successor to a company known as Roberts Consolidated Industries, Inc. and is required to indemnify previous owners for costs associated with the clean-up of a property in Kalamazoo, Michigan. The Company agreed to pay $50,000 per year beginning in October 2004 for five consecutive years in settlement of this action.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Price and Dividend Information

The Company’s Common Stock is traded on the Nasdaq National Market System. The following table sets forth the high and low sales price per share for the Common Stock for each quarter during fiscal year 2005 and 2004, as reported on the Nasdaq National Market System.

	Fiscal Year Ended February 28 or 29,
	2005		2004
	High	Low	High	Low
First Quarter	16.73	13.25	$8.750	$5.100
Second Quarter	16.54	12.52	$10.930	$8.310
Third Quarter	17.25	13.00	$12.020	$9.470
Fourth Quarter	16.49	13.50	$15.970	$10.100

On May 13, 2005, the closing price of the Common Stock on the Nasdaq National Market System was $10.16 per share. As of that date, there were 27 holders of record of the common stock and approximately 1,020 beneficial owners of the common stock.

The Company has not paid cash dividends on its common stock and does not intend for the foreseeable future to declare or pay any cash dividends on this stock; rather it intends to retain earnings, if any, for the future operation and expansion of the Company’s business. Any determination to declare or pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s future results of operations, financial condition, capital requirements, considerations imposed by applicable law and other factors deemed relevant by the board of directors. The Company’s credit facility also prohibits the payment of dividends on its common stock without the consent of the lenders.

Issuer Purchases of Equity Securities

During the period of fiscal 1999 to fiscal 2005, the Company repurchased shares of its outstanding Common Stock from Ms. Susan Gould, Corporate Secretary, having a value of approximately $525,000 pursuant to a Board resolution to purchase, from time to time, up to 1,000 shares of Common Stock per month at a price per share equal to $.50 less than the closing price of the Common Stock on the date of repurchase. Ms. Gould is not obligated to sell any shares of Common Stock to the Company. As of May 13, 2005, Ms. Gould has sold a total of 102,000 shares to the Company.

The number and average prices of shares purchased in each fiscal month of the fourth quarter of fiscal 2005 are set forth in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
December 2004	None		90,000	No Limit
January 2005	12,000	$13.45	102,000	No Limit
February 2005	None		102,000	No Limit

Equity Compensation Plans

Information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 27, 2005.

Item 6. Selected Financial Data

The selected consolidated financial data set forth on the following page as of and for the years ended February 28 or 29, 2001, 2002, 2003, 2004 and 2005 have been derived from the audited consolidated financial statements of the Company. The audited consolidated statements of income for the years ended February 28 or 29, 2001 and 2002, respectively and the audited consolidated balance sheets as of February 28 or 29, 2001 through 2003 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this report) and the audited consolidated financial statements and related notes thereto included elsewhere herein.

	FISCAL YEAR ENDED FEBRUARY 28 OR 29,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
OPERATING DATA:

Net Sales	$173,625	$143,273	$129,281	$109,675	$113,003
Cost of goods sold	120,038	94,065	84,883	72,603	76,940

Gross profit	53,587	49,208	44,398	37,072	36,063
Shipping	17,298	13,369	11,950	9,589	9,801
General and administrative	15,068	12,300	10,980	9,740	9,650
Selling and marketing	16,764	14,598	13,762	11,895	11,616
Restructuring charge	—	—	—	—	637
Other expense (income), net	(916)	1,488	532	(217)	(92)

Operating income	5,373	7,453	7,174	6,065	4,451
Interest expense, net	1,537	1,585	1,876	2,557	2,131

Income before provision for income taxes and cumulative effect of change in accounting principle	3,836	5,868	5,298	3,508	2,320
Provision for income taxes	(119)	2,380	2,243	1,405	887

Net income before cumulative effect of change in accounting principle	3,955	3,488	3,055	2,103	1,433
Cumulative effect of change in accounting principle	—	—	(3,048)	—	—

Net income	$3,955	$3,488	$7	$2,103	$1,433

Basic net income per common share before cumulative effect of change in accounting principle	$1.14	$1.02	$.90	$.62	$.42
Cumulative effect of change in accounting principle	—	—	(.89)	—	—

Basic earnings per share	$1.14	$1.02	$.01	$.62	$.42

Weighted average number of basic shares of common stock outstanding	3,447	3,398	3,381	3,381	3,331

Diluted net income per common share before cumulative effect of change in accounting principle	$1.06	$0.99	$0.90	$0.62	$0.42
Cumulative effect of change in accounting principle	—	—	(0.89)	—	—

Diluted earnings per share	$1.06	$0.99	$0.01	$0.62	$0.42

Weighted average number of diluted shares of common stock outstanding	3,711	3,527	3,394	3,390	3,331

	2005	2004	2003	2002	2001
		. . . . . . . . . . . . . . . . .(As Restated). . . . . . . . . . . . . . . . .
BALANCE SHEET DATA:

Working capital	$11,369	$12,036	$10,623	$8,731	$8,530
Total assets	87,108	78,233	71,889	61,854	63,846
Long term obligations	7,315	8,901	8,929	8,638	11,241
Total liabilities	57,263	52,552	50,007	39,795	42,445
Shareholders’ equity	29,845	25,681	21,882	22,059	21,402

See Note C to the Consolidated Financial Statements for a description of the restatement of Balance Sheet Data for the years 2004, 2003, 2002 and 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company is a worldwide leader in the manufacturing, marketing and distribution of a broad line of specialty tools and flooring related products. The Company markets over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company’s products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. The Company has embarked on a growth strategy that encompasses acquisitions, the reduction of risk associated with certain large customer concentrations and the enhancement of cross selling of its product among the Company’s channels of distribution. The Company believes that this strategy will improve overall performance and profitability of operations. For the fiscal year ended February 28, 2005, the Company achieved its highest level of sales at $173.6 million, representing an increase of 21.2% over the previous year. However, the Company’s gross profit was adversely impacted by the inability to pass through price increases on its raw material and finished goods. The Company maintains inventory levels based on anticipated demand from its customers taking into consideration the lead time necessary to receive product from the Company’s suppliers. The Company pays such suppliers on open account based on negotiated terms with the supplier. The Company grants credit to its customers based on their credit worthiness and selling arrangement. The Company generally maintains its inventory at a level to insure prompt delivery to its customers and to provide safety stock levels necessitated by the longer lead times of its foreign suppliers.

The Company continues to grow both internally and through acquisitions. During fiscal 2005, the Company continued to broaden its international customer base by making strategic acquisitions in France, Australia and Mexico. The Company also continued selling painting tools through different distribution channels. During fiscal 2005 the general strengthening of foreign currencies and, in particular, the Canadian dollar and the euro had a favorable impact on sales but did not have a material impact on net income.

As described in Note C to the Consolidated Financial Statements, the prior year financial statements have been restated.

Accounting Policies and Estimates

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

Inventory Obsolescence

The Company maintains reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required.

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

Income Taxes

The Company is required to estimate income tax in each jurisdiction in which it operates. This process involves estimating actual current tax exposure and deferred income taxes to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts each year-end. The Company must then consider the likelihood that the deferred tax asset will be recoverable from future taxable income and to the extent that the Company believes that recoverability is not likely, the Company establishes a valuation allowance.

Results of Operations

Fiscal 2005 as compared to Fiscal 2004

Net sales for the twelve months ended February 28, 2005 (“fiscal 2005”, or the “fiscal 2005 period”) were $173,625,000 compared to $143,273,000 for the twelve months ended February 29, 2004 (“fiscal 2004”, or the “fiscal 2004 period”), an increase of $30,352,000 or 21.2%. Sales at the Company’s North American subsidiaries increased by $10,400,000. This increase was a result of the penetration of the Company’s existing product offerings across more stores to the Company’s existing home center customers, their store expansion and approximately $4 million increase to the Company’s distribution customer base. Substantially all of the increase in the distribution business and a portion of the home center increase was a result of an increase in the Company’s adhesive business. Sales at the Company’s foreign subsidiaries increased by approximately $17.9 million. Sales outside of North America now represent approximately 26% of the Company’s total sales. Acquisitions in France, Australia and Mexico during fiscal 2005 and the full year results of the Company’s acquisition in England in the fourth quarter of fiscal 2004 accounted for approximately $15.9 million of the increase. This was offset by a decline in other operations in Europe. In addition, $2,644,000 million of the increase is a result of foreign exchange rates. The Company was only able to increase prices in its distribution business during fiscal year 2005, which resulted in overall selling prices remaining relatively stable.

Gross Profit for fiscal 2005 was $53,587,000 compared to $49,208,000 for fiscal 2004, an increase of $4,379,000 or 8.9%. As a percentage of net sales, gross profit decreased to 30.9% in the fiscal 2005 period from 34.3% in the fiscal 2004 period. This decrease was the result of significant price increases in the raw material components of the Company’s adhesive business that were not able to be passed through to the Company’s home center customers and only partially to its distribution based customers during the fiscal 2005 period. In addition, but to a lesser extent, the Company received increases in the cost of components for its tools that were absorbed by the Company during this fiscal year. Foreign exchange rates accounted for $900,000 of the increase and substantially all of the balance was from the Company’s subsidiaries outside of North America and as a result of the Company’s acquisitions.

Shipping expenses for the fiscal 2005 period were $17,298,000 compared to $14,531,000 for the fiscal 2004 period an increase of $2,767,000 or 19.0%. As a percentage of net sales these expenses remained relatively constant at 10% compared with the fiscal 2004 period. The actual increase is a result of the increase in the Company’s North America business and the Company’s recent acquisitions which accounted for approximately $1,200,000 of the increase and exchange rate differences accounted for an additional $150,000 of the increase.

General and administrative expenses for the fiscal 2005 period were $15,068,000 compared to $12,300,000 for the fiscal 2004 period an increase of $2,768,000 or 22.5%. As a percentage of net sales, these expenses remained relatively constant at 8.7% in the fiscal 2005 period and 8.6% in the fiscal 2004 period. Approximately $2,200,000 of the increase was a result of the Company’s fiscal 2005 foreign acquisition and $300,000 was foreign exchange rate related. The additional increase is as a result of an increase in depreciation, insurance, human resource and technology costs at the Company’s North American subsidiaries.

Selling and marketing costs for the fiscal 2005 period increased to $16,764,000 from $13,436,000 in the fiscal 2004 period, an increase of $3,328,000 or 24.8%. As a percentage of net sales, these expenses increased to 9.7% in the fiscal 2005 period from 9.4% in the fiscal 2004 period. A substantial portion of the increase is a result of the costs of introducing new products and packaging to the Company’s home center customers during fiscal 2005. The newly acquired foreign subsidiaries accounted for $845,000 of the increase and $356,000 of the increase is exchange related.

Other expense for the fiscal 2005 period includes, among other things, a reversal of previously established amounts of $1,160,000 resulting from a decrease in the estimated value of the warrant put liability. In fiscal 2004 other expense included an increase of $767,000 resulting from a change in the value of the warrant put liability and $617,000 relating to the early repayment of the Company’s subordinated debt.

Interest income for the fiscal 2005 period was $10,000 compared to $1,000 in the fiscal 2004 period. This represents the income generated by investing available excess cash. Interest expense for the fiscal 2005 period was $1,547,000 compared to $1,586,000 in the fiscal 2004 period. Interest decreased slightly as a result of the repayment in fiscal 2004 of the Company’s high interest subordinated debt. This was partially offset by a gradual increase in borrowing rate and an increase in the Company’s borrowings to fund its growth and make acquisitions. Fiscal 2004 interest expense also reflected a prepayment penalty associated with the repayment of the Company’s subordinated debt.

The Company recorded a recovery of income taxes in fiscal 2005 of $119,000 compared with a charge of $2,379,000 in the fiscal 2004 period. The decrease principally is a result of the decrease in the Company’s taxable income and a one-time tax benefit of $1,616,000 associated with the write-off of certain intercompany foreign debt for United States tax purposes offset by a valuation allowance of $517,000 against previously recorded tax benefits of foreign net operating losses. In addition, the Company does not realize a tax benefit or charge associated with the accounting for the put liability. Estimated tax rates are based upon the most recent effective tax rates available in every jurisdiction in which the Company operates.

Net income increased to $3,955,000 in the fiscal 2005 period from $3,488,000 in the fiscal 2004 period an increase of $467,000 as discussed above. Net income as a percentage of sales decreased to 2.3% for the fiscal 2005 period from 2.4% of sales for the fiscal 2004 period.

Fiscal 2004 as compared to Fiscal 2003

Net sales for the twelve months ended February 29, 2004 (“fiscal 2004”, or the “fiscal 2004 period”) were $143,273,000 compared to $129,281,000 for the twelve months ended February 28, 2003 (“fiscal 2003”, or the “fiscal 2003 period”), an increase of $13,992,000 or 10.8%. Sales at the Company’s North American subsidiaries increased by $7,013,000. Approximately $1,600,000 of the total increase was the result of favorable exchange rates at the Company’s Canadian subsidiary. The balance of the increase was the result of increased sales to the home center customer base principally due to new store expansion by home centers and the introduction of new product into existing stores. These increases were partially offset by a decline in the Company’s distributor business. Sales at the Company’s foreign subsidiaries increased by $6,979,000 of which $3,595,000 was the result of favorable exchange rates. Further, approximately $3,300,000 of the foreign sales increase results from the full year effect of the acquisition of an Australian distributorship in July 2002 amounting to approximately $2,100,000 and the acquisition of a manufacturer and distributor in England, in January 2004, amounting to approximately $1,200,000. Overall, selling prices remained relatively stable during the period.

Gross profit for fiscal 2004 was $49,208,000 compared to $44,399,000 for fiscal 2003, an increase of $4,809,000 or 10.8%. As a percentage of net sales, gross profit remained constant at 34.3% for the fiscal 2004 and fiscal 2003 periods. The actual increase in gross profit was primarily the result of the increase in volume together with a favorable change in the foreign exchange rates of $1,622,000.

Shipping expenses for the fiscal 2004 period were $14,531,000 compared to $11,950,000 for the fiscal 2003 period, an increase of $2,581,000 or 21.6%. As a percentage of net sales, these expenses increased to 10.1% in the fiscal 2004 period from 9.2% in the fiscal 2003 period, primarily as a result of increased freight rates at the Company’s North American and Australian subsidiaries and a decrease in the Company’s average order size. The actual increase is primarily the result of increased sales volume. The Company’s recent acquisitions accounted for an approximate increase of $300,000 and exchange rate differences accounted for $277,000 of the increase in freight expense.

General and administrative expenses for the fiscal 2004 period were $12,300,000 compared to $10,980,000 for the fiscal 2003 period, an increase of $1,320,000 or 12.0%. As a percentage of net sales, these expenses increased slightly to 8.6% in the fiscal 2004 period from 8.5% in the fiscal 2003 period, primarily as a result of an increase in human resources costs. These costs together with an increase in insurance, information technology and depreciation at the Company’s North American subsidiaries, accounted for $832,000 of the increase. The Company’s foreign subsidiaries accounted for an increase of $488,000 substantially all of which is exchange rate related.

Selling and marketing costs for the fiscal 2004 period decreased to $13,436,000 from $13,762,000 in the fiscal 2003 period, a decrease of $324,000 or 2.4%. As a percentage of net sales, these expenses decreased to 9.4% in the fiscal 2004 period from 10.6% in the fiscal 2003 period, primarily as a result of certain fixed costs being spread over the higher sales volume.

Other expense for the fiscal 2004 period includes, among other things, $767,000 resulting from a change to the value of the warrant put liability and $617,000 relating to the early repayment of the Company’s subordinated debt. Other expense in the fiscal 2003 period was primarily the result of a change to the value of the warrant put liability.

Interest income for the fiscal 2004 and fiscal 2003 periods was $1,000. Interest expense for the fiscal 2004 period was $1,586,000 compared to $1,877,000 in the fiscal 2003 period. Interest expense decreased primarily as a result of the decrease in the borrowing rate applied to the Company’s indebtedness and the repayment of the Company’s high interest subordinated debt. These decreases were partially offset by the $270,000 prepayment penalty in the fiscal 2004 period relating to the early repayment of the Company’s subordinated debt.

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

In August 2002, the Company completed the valuation of its goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. (“Statement”) 142. The result of this valuation was an impairment loss to goodwill at the Company’s European and Latin American subsidiaries. This impairment loss, amounting to $3,048,000, was recorded as a cumulative effect of a change in accounting principal and was effected as of March 1, 2002.

Net income for the fiscal 2004 period, excluding $566,000 of after tax expense relating to the early repayment of certain subordinated indebtedness previously described herein was $4,054,000 compared to $3,055,000, exclusive of the cumulative effect of a change in accounting principle for the fiscal 2003 period, an increase of $999,000 or 32.7%. After taking into consideration the foregoing analysis of changes in expenses, net income as a percentage of net sales increased to 2.8% in the fiscal 2004 period from 2.4% in the fiscal 2003 period. The Company’s management believes that the financial results the Company would have achieved without the one-time charges related to the prepayment of its subordinated debt is meaningful to investors because it provides a consistent comparison with prior period results.

Exclusive of the above qualifications, net income for the fiscal 2004 period increased to $3,488,000 from $7,000 in the fiscal 2003 period, an increase of $3,481,000 or 497.3%. Net income as a percentage of sales increased to 2.4% of sales for the fiscal 2004 period from 0% of sales in the fiscal 2003 period.

Liquidity and Capital Resources

Working capital decreased to $11,369,000 at February 28, 2005 from $12,036,000 at February 29, 2004, a decrease of $667,000 primarily as a result of an increase in the Company’s net income offset by the Company’s utilization of its revolving credit facility to partially fund its acquisitions during fiscal 2005. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents in its balance sheet.

Net cash provided by operating activities during the fiscal 2005 period was $6,675,000 compared to $8,166,000 for the comparable fiscal 2004 period. The decrease in cash from operating activities was primarily the result of the change in net income as adjusted for non-cash charges for depreciation and amortization offset by the put liability change; a decrease in accrued income taxes; and an increase in accounts receivable as a result of the growth in sales for fiscal 2005. Net cash used in investing activities was $5,880,000 in the fiscal 2005 period compared to $5,942,000 for the comparable fiscal 2004 period. The fiscal 2005 amount was attributable to capital expenditures of $2,853,000, which included equipment associated with the expansion of the Company’s product line to one of its major customers. The Company also expended $3,027,000 on the four acquisitions it completed in fiscal 2005.

Net cash provided by financing activities was $743,000 in the fiscal 2005 period as compared to cash used by financing activities of $1,790,000 in the fiscal 2004 period. The fiscal 2005 amount is substantially the result of repayments of term debt and acquisition debt amounting to $3,799,000 offset by increases in debt in the amount of $4,434,000. In fiscal 2004 increases in debt of $6,511,000 principally pertain to the refinancing of the Company’s $4,500,000 subordinated debt described elsewhere herein and a mortgage of $1,324,000 to finance the expansion of the Company’s Canadian facility.

In March 2005, the Company amended its restated loan agreement with its existing lenders. Under the terms of the agreement the Company consolidated its term loans and received an additional $3 million in term loan financing. Under the terms of the new agreement, which will mature in 2008, the Company will pay $166,000 per month for 36 consecutive months. The agreement also increased the Company’s borrowing capacity under a revolving loan facility to $27 million through February 2006 and $29 million thereafter under the same formula for eligible accounts receivable and inventory that previously existed for the Company. The term loan has an interest rate that ranges from LIBOR plus 2.125% to LIBOR plus 2.625% while the revolver rate ranges from LIBOR plus 1.50% to LIBOR plus 2.00% and are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At February 28, 2005, the rate was LIBOR (2.7% at February 28, 2005) plus 1.50% and the Company had $2,657,000 available for future borrowings under its revolving loan facility net of $363,000 in outstanding letters of credit. During the twelve month period ended February 28, 2005, the Company borrowed $15,200,000 and repaid $12,050,000 under this revolving credit facility. This resulted in an average outstanding indebtedness during the period of $24,326,000. Subsequent to year end, the Company became aware that it was in violation of financial covenants under the Company’s credit facility with its senior lender that required the Company to maintain a certain senior debt to trailing EBITDA ratio and a certain fixed charge coverage ratio. In June 2005 the Company’s loan agreements were further amended to remove and relax certain of the financial covenants for periods subsequent to fiscal 2004.

In July 2003, the Company refinanced its mortgage loan in Canada and financed its expansion of the Canadian facility. The mortgage refinancing is for $1,867,000, and is amortized based on a 15-year period. The mortgage refinancing bears an interest rate of LIBOR plus 2.00% and will mature in October 2007. The mortgage loan requires principal payments of approximately CAD $14,000 per month.

In May 2003, the Company prepaid its subordinated loan facility with HillStreet Fund LP (“HillStreet”). Under the terms of the facility, the Company paid a prepayment penalty of 6% amounting to $270,000 together with the $4,500,000 principal balance of the facility. The prepayment penalty was included in interest expense in the Consolidated Statement of Operations for the fiscal 2004 period. Funding for this prepayment came from a second term facility provided by the Company’s two financial lenders under its then existing facilities. This term facility required monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. This loan bears interest at LIBOR plus 3.25% and was consolidated with the Company’s other term loan in connection with the March, 2005 refinancing.

In connection with the subordinated loan agreement between the Company and HillStreet entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding, and can be “put” to the Company on and after April 5, 2006, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company estimates the value of the liability for the Put Warrants on a quarterly basis. The liability value of the Put Warrants is calculated based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the estimated twelve month EBITDA calculation; or (3) an appraised value as if the Company was sold as a going concern. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” In the fiscal 2005 period, the Company reversed a previously recorded expense of $1,160,000 related to the decrease in the Put Warrant Liability.

The Company’s Australian subsidiary has a payment facility which allows it to borrow against a certain percentage of inventory and accounts receivable. At February 28, 2005, the maximum permitted borrowing was AUD 2,200,000 (approximately US $1.7 million), of which AUD 1,696,000 (approximately US $1.3 million) was utilized.

The Company’s Australian subsidiary also has two term loan facilities with an Australian financial institution to provide financing of up to AUD 2,125,000 (approximately US $1.6 million). These term facilities expire in April 2007 and June 2008 and requires quarterly payments of AUD 550,000 (approximately US $0.4 million) and a final balloon payment.

In connection with the purchase of the assets of Vitrex Ltd., a manufacturer and distributor of accessory flooring and safety products in the United Kingdom, the Company’s United Kingdom subsidiary entered into two financing arrangements with a financial institution in the United Kingdom. The first financing arrangement allows for borrowing of up to £950,000 (approximately U.S. $1.7 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £400,000 (approximately U.S. $0.7 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary as well as a guaranty by the Company.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued two unsecured notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company’s prevailing borrowing rate. In October 2002, the Company paid $50,000 and, in May 2003, amended the agreement to provide for full payment on October 10, 2004 of the remaining $250,000. The agreement was further amended on February 2, 2004 to extend the final $250,000 due as of February 29, 2004 to October 10, 2006. Interest on the extended payment is payable quarterly at 7%. The second note in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of February 28, 2005 was $160,000. In fiscal 2005 the Company issued three additional notes to respective sellers. The total of these notes is $2,664,000 and are substantially paid ratably over a four year period. Subsequent to year end, the Company issued another unsecured note in connection with an acquisition to a seller in the amount of $4,000,000 that is payable over a four year period.

Impact of Inflation and Changing Prices

The Company has experienced inflation related to the purchase of raw materials and finished goods. The Company believes that the change in its gross profit is directly related to the change in the price of its raw materials and finished goods. The Company cannot accurately determine the extent of inflation on net sales, although to date, it has been only able to increase prices to a small portion of its customer base.

Contractual and Other Obligations

The following table summarizes, as of February 28, 2005, the Company’s minimum payments for long-term debt and other obligations for the next five years and thereafter.

	Payments Due By Fiscal Year Ending February 28 or 29,
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$9,733,280	$3,215,260	$2,801,696	$958,053	$2,327,954	$3,188	$427,129
Capital lease obligation	108,664	94,485	14,179	—	—	—	—
Operating lease obligation	4,996,652	2,464,570	1,488,160	910,986	90,536	42,400	—
Purchase obligation	15,738,289	15,738,289	—	—	—	—	—
Put warrant*	782,609	—	782,609	—	—	—	—

Other long-term obligations reflected on the company’s balance sheet under GAAP	—	—	—	—	—	—	—

Total	$31,359,494	$21,512,604	$5,086,644	$1,869,039	$2,418,490	$45,588	$427,129

*	Represents the earliest period that the holder can put the warrants to the Company under the existing agreement (see Note J to the Consolidated Financial Statements). Also, the Company has the right to call these warrants in the fiscal year ending February 29, 2008.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. Statement 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, Statement 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing Statement 151 should not have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement 123(R), Share-Based Payment. This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt Statement 123(R) on March 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures. The effect of adopting Statement 123(R) will not have a material impact on the Company’s pre-tax net income.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning. In particular, such statements include statements relating to the adequacy of the Company’s liquidity sources to meet the Company’s working capital needs and anticipated expenditures; the Company’s ability to increase the amount of sales of its products, the Company’s ability to increase prices and maintain or improve its gross margins; the Company’s ability to maintain good relationships with its suppliers and major customers; the Company’s ability to continue to do business around the world; the Company’s ability to successfully capitalize on new customers and cross-selling in connection with its business acquisitions; and the Company’s ability to continue its performance and that of its products and to increase stockholder returns. These forward-looking statements are based on currently available information and are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditures; the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures; the Company’s dependence upon a limited number of customers for a substantial portion of its sales and the continued success of initiatives with the Home Depot and Lowe’s; the success of the Company’s marketing and sales efforts; improvements in productivity and cost reductions; the absence of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; the Company’s ability to maintain and improve its brands; the Company’s reliance upon two major foreign suppliers; the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it; the level of demand for the Company’s products among existing and potential new customers; the Company’s ability to successfully integrate its acquired businesses; the Company’s dependence upon the efforts of Mr. Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel; the Company’s ability to successfully integrate new management personnel into the Company; the Company’s ability to accurately predict the number and type of employees required to conduct its operations and the compensation required to be paid to such personnel; the Company’s ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers; the impact of new accounting standards on the Company; the Company’s belief that there will be no future adverse effect on the fair value of the Company’s assets in accordance with the provisions of Statement 142; decisions by management related to accounting issues, and regulation and litigation matters; the general economic conditions in North America and the world; and other risks and uncertainties described elsewhere herein. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Risk Factors Affecting the Company’s Performance

In addition to other information provided in this Annual Report on Form 10-K, the Company is subject to the following risk factors. While the Company believes its expectations are reasonable, they are not guarantees of future performance. The Company’s results could differ substantially from its expectations if any of the events described in these risks occur.

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

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates.

Given that a portion of the Company’s business is conducted in foreign currencies, fluctuations in currency prices can have a material impact on its results of operations. As a result of the fluctuations in currency prices, the Company had a total foreign exchange benefit on net revenue of approximately $2.6 million during the twelve months ended February 28, 2005. Although the Company finances certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate its foreign currency exposure, the Company cannot predict the effect foreign currency fluctuations will have on its results of operations during fiscal 2006.

The Company estimates that a 10% change of the U.S. dollar against local currencies would have changed its operating income by approximately $245,000 in fiscal 2005 and approximately $142,000 in fiscal 2004. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquate its net investment. As of February 28, 2005, the net foreign currency translation adjustments reduced shareholders’ equity by $2.5 million.

Failure to identify suitable acquisition candidates, to complete acquisitions and to integrate successfully the acquired operations.

As part of its business strategy, the Company intends to pursue acquisitions that enhance its current product line and distribution channels both in the United States and around the world. Although the Company regularly evaluates acquisition opportunities, it may not be able to successfully identify suitable acquisition candidates, obtain sufficient financing on acceptable terms to fund acquisitions, or profitably manage the acquired businesses. In addition, the Company may not be able to successfully integrate the acquired operations and the acquired operations may not achieve the expected results.

The Company has been, and in the future may be subject to claims and liabilities under environmental, health and safety laws and regulations, which could be significant.

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, and handling and disposal practices for solid, special and hazardous wastes. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company has received various notices from state and federal agencies that it may be responsible for certain environmental remediation activities and is, or has been, a defendant in environmental litigation. Although the Company is not currently aware of any situation requiring remedial or other action that would involve a material expense to the Company or expose the Company to material liability under Environmental Laws, the Company cannot provide assurance that it will not incur any material liability under Environmental Laws in the future or that it will not be required to expend funds in order to effect compliance with applicable Environmental Laws, either of which could have a material adverse effect on the Company.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk results primarily from fluctuations in interest rates. In addition, the Company has international subsidiaries which expose the financial condition and results of operations to fluctuation in the rates of various foreign currencies. For the year ended February 28, 2005, the foreign currency fluctuation was not material to the financial condition or results of operations of the Company.

In order to limit the effect of changes in interest the Company purchased, in February 2003 for $125,000, a three year 4% LIBOR CAP on $10 million of the Company’s floating rate debt.

The Company averaged $24,326,000 of variable rate debt during fiscal 2005. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $61,000.

The Company issued 325,000 warrants associated with certain of its previously existing subordinated debt. These warrants contain put and call provisions as defined in the agreement. If the fair value of the warrant changes by $0.10, the effect on the Company would be an adjustment to earnings of $32,500.

Item 8. Financial Statements and Supplementary Financial Data

The response to this item is submitted on pages F1 – F25 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as further described below, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings.

In connection with the 2005 consolidation process, the Company became aware that it did not have effective procedures in place to reconcile intercompany balances, record debt related to the acquisition of a subsidiary, and ensure the documentation and review of all consolidating adjusting journal entries. As explained in Note C — Restatement of Consolidated Financial Statements, amounts reported in prior periods related to goodwill, lines of credit, accrued liabilities, retained earnings, accumulated comprehensive income and foreign currency translation adjustment have been restated.

The Company is continuing to investigate the underlying causes of these material weaknesses and will consider the implementation of the following corrective actions: (1) Retention of additional personnel to respond to the financial reporting and control complexities associated with the Company’s expanding operations; (2) Developing and implementing additional control procedures over the recording of intercompany transactions, reconciliation of intercompany balances, and monitoring of compliance with those procedures; and (3) Developing and implementing additional control procedures over the initiation and review of adjusting journal entries.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 27, 2005.

Item 11. Executive Compensation

Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 27, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 27, 2005.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 27, 2005.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 27, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of the report:

1. and 2. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

3. For Exhibits see Item 15(b), below.

(b)	List of Exhibits:

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation (1)

2.2	Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc.(4)

3.1	Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company, as amended (15)

3.3	Form of Indemnification Agreement executed by Officers and Directors of the Company (1)

4.1	Form of specimen certificate for Common Stock of the Company (1)

4.2	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering (1)

4.3	Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) (4)

4.4	Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70), and IBJ Schroeder as Escrow Agent ($500,000). (4)

9	Voting Trust Agreement, dated August 3, 1996, by and between Lewis Gould and Susan J. Gould(1)

10.1	Employment Agreement, dated August 3, 1996, by and between Lewis Gould and the Company(1)+

10.2	Q.E.P. Co., Inc. Omnibus Stock Plan of 1996, as amended on July 9, 2004 (15)+

10.3	Employment Agreement dated May 1, 2002 by and between Lewis Gould and the Company. (9)+

10.4	Lease Agreement, dated September 17, 1996, by and among the Company and Lawrence Z. Crockett, as Trustee of the Lawrence Z. Crockett Trust dated March 31, 1994 and Marilyn M. Crockett, as Trustee of the Marilyn M. Crockett Trust dated March 31, 1994, including amendment thereto dated January 22, 1997 (2)

10.5	Industrial Lease, dated August 1, 1996, by and between JMB/Pennsylvania Advisors - IV, L.P., and the Company (2)

10.6	Revolving Loan and Security Agreement and Assignment of Leases, dated October 13, 1995, by and between Shawmut Bank Connecticut, N.A., a national banking association, and the Company, including Promissory Note dated October 13, 1995, Limited Guaranty of Lewis Gould dated October 13, 1995, and form of Guaranty executed by the Company’s subsidiaries (1)

10.7	First Amendatory Agreement to Revolving Loan and Security Agreement, dated as of July 25, 1997, by and among Q.E.P. Co., Inc. and its subsidiaries and Fleet National Bank (f/k/a Shawmut Bank Connecticut, N.A.), including Amended and Restated Revolving Promissory Note dated July 25, 1997 and Release of Limited Guaranty of Lewis Gould, dated July 25, 1997. (3)

10.8	Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O’Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997. (5)

10.9	First Amendatory Agreement to the Amended and Restated Loan Agreement by and among Q.E.P. Co., Inc., Q.E.P.-O’Tool, Inc., Marion Tool Corporation, Westpoint Foundry, Inc., Roberts Consolidated Industries, Inc., Roberts Holding International, Inc., and Roberts Company Canada Limited and Fleet National Bank dated as of October 21, 1997. (7)

10.10	Stock Purchase Agreement effective January 1, 1998 between Q.E.P. Holding B.V. and Roberts Beheer B.V. (6)

10.11	Purchase and Sale Agreement effective as of December 31, 1997 between Roberts Beheer B.V., Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc. (6)

10.12	Subordinated Loan and Security Agreement, dated April 5, 2001, by and between The HillStreet Fund, L.P. and the Company, including Subordinated Term Promissory Note dated April 5, 2001, Warrant Agreement dated April 5, 2001, and Warrant dated April 5, 2001. (8)

10.13	Fourth Agreement of Amendment, dated April 5, 2001, by and between Fleet Capital Corporation and the Company, including 2001 Term Note dated April 5, 2001, Guaranty of Lewis Gould dated April 5, 2001, Amended Trademark Collateral Security Agreement. (8)

10.14	Second Amended and Restated Loan Agreement dated November 14, 2002, by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (10)

10.15	Form of Term Note, Domestic Advances Note, Foreign Advances Note and B.V. Note executed in connect with Second Amended and Restated Loan Agreement dated November 14, 2002. (11)

10.16	Guaranty Agreement among Lewis Gould, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, dated May 12, 2003. (13)

10.17	Agreement by the Company and Lewis Gould, dated May 12, 2003. (13)+

10.18	Agreement between the Company and Valfin, SA dated September 23, 2004. (14)

10.19	Liability and Asset Guarantee between Company and Valfin, SA dated September 23, 2004. (14)

10.20	QEP Executive Deferred Compensation Plan effective December 15, 2004. (16)+

10.21	Trust under the QEP Executive Deferred Compensation Plan dated December 27, 2004. (16)+

10.22	Asset Purchase Agreement dated May 5, 2005 by and among the Company, certain of its subsidiaries, and Halex Corporation. (17)

10.23	Fourth Amendment and Waiver Agreement dated March 31, 2005 by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (17)

10.24	Form of Term Notes, Amended and Restated Domestic Advances Note, Second Amended and Restated Domestic Advances Note, and Debenture executed in connection with the Fourth Amendment and Waiver Agreement dated March 31, 2005. (17)

10.25	Fifth Amendment and Waiver Agreement dated June 14, 2005 by and between the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (17)

14.1	Code of Ethics for Senior Financial Officers. (13)

21	Subsidiaries of the Company (8)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

99.1	Escrow Agreement dated October 21, 1997 among the Company, RCI Holdings, Inc., and IBJ Schroeder. (4)

(1)	Filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477) filed with the Securities and Exchange Commission, and incorporated herein by reference.
(2)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 1997, and incorporated herein by reference.
(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 14, 1997, and incorporated herein by reference.
(4)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.
(5)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 14, 1998, and incorporated herein by reference.
(6)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 1998, and incorporated herein by reference.
(7)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2000, and incorporated herein by reference.

(8)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 2001, and incorporated herein by reference.
(9)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 13, 2003, and incorporated herein by reference.
(10)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 13, 2003, and incorporated herein by reference.
(11)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 13, 2003, and incorporated herein by reference.
(12)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 2003, and incorporated herein by reference.
(13)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2004, and incorporated herein by reference.
(14)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2004, and incorporated herein by reference.
(15)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 14, 2004, and incorporated herein by reference.
(16)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2003, and incorporated herein by reference.
(17)	Filed herewith.
+	Management contracts or compensatory plans or arrangements.
(c)	The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, State of Florida, on June 15, 2005.

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

/s/ Lewis Gould Lewis Gould	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	June 15, 2005

/s/ Marc P. Applebaum Marc P. Applebaum	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 15, 2005

/s/ Emil Vogel	Director	June 15, 2005
Emil Vogel

/s/ Christian Nast	Director	June 15, 2005
Christian Nast

/s/ Leonard Gould	Director	June 15, 2005
Leonard Gould

/s/ Geary Cotton	Director	June 15, 2005
Geary Cotton

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Q.E.P. Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Q.E.P. Co., Inc. (a Delaware corporation) and Subsidiaries as of February 28, 2005 and February 29, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q.E.P. Co., Inc. and Subsidiaries as of February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C, the accompanying consolidated financial statements have been restated to correct the accounting for errors in previously reported goodwill, lines of credit, accrued liabilities, retained earnings, accumulated other comprehensive income and foreign currency translation adjustment.

On March 1, 2002, and as discussed in Note I, the Company adopted Statement of Financial Accounting Standards No, 142, “Goodwill and Other Intangible Assets”.

We have also audited Schedule II of Q.E.P. Co., Inc. and Subsidiaries for each of the three years in the period ended February 28, 2005. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
Grant Thornton LLP

Miami, Florida
June 13, 2005

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2005	February 29, 2004
		(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,869,184	$956,608
Accounts receivable, less allowance for doubtful accounts of approximately $288,000 and $419,000 as of February 28, 2005 and February 29, 2004, respectively.	27,015,754	23,345,699
Inventories	29,928,905	28,854,980
Prepaid expenses	2,047,489	2,147,598
Deferred income taxes	456,570	382,167

Total current assets	61,317,902	55,687,052

Property and equipment, net	9,186,164	8,029,371
Deferred income taxes	182,191	406,798
Goodwill	12,931,482	11,291,295
Other intangible assets, net	2,808,047	2,247,711
Other assets	682,631	571,205

Total assets	$87,108,417	$78,233,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Lines of credit	24,702,540	$20,484,340
Current maturities of long term debt	2,447,759	2,751,683
Acquisition notes payable	1,024,165	568,582
Accounts payable	17,144,036	11,935,810
Accrued liabilities	4,630,170	7,910,961

Total current liabilities	49,948,670	43,651,376

Notes payable	4,488,400	6,152,134
Acquisition notes payable	2,043,799	805,765
Warrant put liability	782,609	1,942,792

Total Liabilities	57,263,478	52,552,067

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at February 28, 2005 and February 29, 2004	336,660	336,660
Common stock; 20,000,000 shares authorized, $.001 par value; 3,456,800 shares and 3,414,050 shares issued and outstanding at February 28, 2005 and February 29, 2004, respectively	3,457	3,414
Additional paid-in capital	9,529,520	9,274,739
Retained earnings	22,976,101	19,032,164
Cost of stock held in treasury	(542,845)	(381,445)
Accumulated other comprehensive income	(2,457,954)	(2,584,167)

	29,844,939	25,681,365

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,108,417	$78,233,432

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended
	February 28, 2005	February 29, 2004	February 28, 2003
Net sales	$173,625,236	$143,272,547	$129,281,184
Cost of goods sold	120,038,267	94,064,626	84,882,533

Gross profit	53,586,969	49,207,921	44,398,651

Costs and expenses:
Shipping	17,298,478	14,530,920	11,950,419
General and administrative	15,068,165	12,299,927	10,980,175
Selling and marketing	16,764,166	13,436,441	13,761,824
Other expense (income), net	(916,881)	1,488,026	531,537

	48,213,928	41,755,314	37,223,955

Operating income	5,373,041	7,452,607	7,174,696

Interest income	10,187	789	770
Interest expense	(1,547,248)	(1,586,006)	(1,876,773)

Income before provision for income taxes and cumulative effect of change in accounting principle	3,835,980	5,867,390	5,298,693

Provision (benefit) for income taxes	(118,531)	2,379,409	2,243,395

Net income before cumulative effect of change in accounting principle	3,954,511	3,487,981	3,055,298
Cumulative effect of change in accounting principle	—	—	(3,047,788)

Net income	$3,954,511	$3,487,981	$7,510

Basic earnings per common share:

Income before cumulative effect of change in accounting principle	$1.14	$1.02	$0.90
Cumulative effect of change in accounting principle	—	—	(0.89)

Net income	$1.14	$1.02	$0.01

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$1.06	$0.99	$0.90
Cumulative effect of change in accounting principle	—	—	(0.89)

Net income	$1.06	$0.99	$0.01

The accompanying notes are an integral part of these statements

Q.E.P. CO. INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury stock	Other Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at February 28, 2002 (as originally reported)	336,660	$336,660	3,381,190	$3,381	$9,068,703	$15,842,783	$(1,811,311)	$(390,642)
Adjustments						(284,563)	(706,051)

Balance at February 28, 2002 (as restated)	336,660	$336,660	3,381,190	$3,381	$9,068,703	$15,558,220	$(2,517,362)	$(390,642)

Net income						7,510			$7,510
Foreign currency translation adjustment (as restated)							(126,960)		(126,960)
Purchase of treasury stock								(45,528)
Dividends						(11,771)

Balance at February 28, 2003 (as restated)	336,660	$336,660	3,381,190	$3,381	$9,068,703	$15,553,959	$(2,644,322)	$(436,170)	$(119,450)

Net income						3,487,981			$3,487,981
Foreign currency translation adjustment (as restated)							60,155		60,155
Purchase of treasury stock								(206,760)
Issuance of stock in connection with a guarantee agreement					13,514			261,485
Issuance of stock in connection with the exercise of stock options			32,860	33	192,522
Dividends						(9,776)

Balance at February 29, 2004 (as restated)	336,660	$336,660	3,414,050	$3,414	$9,274,739	$19,032,164	$(2,584,167)	$(381,445)	$3,548,136

Net income						3,954,511			$3,954,511
Foreign currency translation adjustment							126,213		126,213
Purchase of treasury stock								(161,400)
Issuance of stock in connection with the exercise of stock options			42,750	43	254,781
Dividends						(10,574)

Balance at February 28, 2005	336,660	$336,600	3,456,800	$3,457	$9,529,520	$22,976,101	$(2,457,954)	$(542,845)	$4,080,724

The	accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 28, 2005	February 29, 2004	February 28, 2003
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$3,954,511	$3,487,981	$7,510

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	3,047,788
Depreciation and amortization	3,257,996	2,861,229	1,838,712
Change in fair value of warrant put liability	(1,160,182)	767,492	600,300
Amortization of discount on long term debt	—	—	108,336
Bad debt expense	205,775	431,652	363,705
Gain on sale of property and equipment	—	(132,604)	—
Deferred income taxes	150,204	436,186	(12,090)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,430,548)	(1,997,103)	(2,519,141)
Inventories	292,292	1,257,164	(7,508,682)
Prepaid expenses	102,192	(149,603)	(44,629)
Other assets	283,906	(165,704)	(964,659)
Accounts payable and accrued liabilities	1,018,927	1,369,597	4,114,221

Net cash provided by (used in) operating activities	6,675,073	8,166,287	(968,629)

Cash flows from investing activities:
Capital expenditures	(2,853,159)	(2,585,762)	(1,257,785)
Acquisitions, net of cash acquired	(3,026,697)	(3,601,561)	(495,630)
Proceeds from sale of property and equipment	—	245,362	—

Net cash used in investing activities	(5,879,856)	(5,941,961)	(1,753,415)

Cash flows from financing activities:
Net borrowings under lines of credit	3,242,759	144,619	3,576,507
Borrowings of long term debt	1,191,253	6,366,531	4,715,643
Repayments of notes payable	(2,983,798)	(7,605,960)	(4,721,360)
Repayments of acquisition debt	(814,859)	(787,966)	(630,859)
Purchase of treasury stock	(136,500)	(90,000)	(45,528)
Proceeds from exercise of stock options	254,824	192,554	—
Dividends	(10,574)	(9,776)	(11,770)

Net cash provided by (used in) financing activities	743,105	(1,789,998)	2,882,633

Foreign currency translation adjustment	(625,746)	217,827	(291,456)

Net increase (decrease) in cash	912,576	652,155	(130,867)

Cash and cash equivalents at beginning of year	956,608	304,453	435,320

Cash and cash equivalents at end of year	$1,869,184	$956,608	$304,453

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.™, ROBERTS™, Capitol™, O’TOOL™, QSet™ and Fresh™ the Company markets specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Total products marketed by Q.E.P. and subsidiaries approximate 3,000. The Company sells its products to large home improvement retail centers, as well as traditional distribution outlets in 50 states and more than 49 countries worldwide.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation

The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly owned subsidiaries, after eliminating all significant inter-company accounts and transactions.

2.	Warrants

In connection with the refinancing of certain subordinated debt (see Note J), the Company issued 325,000 warrants at $3.63, which will expire on April 4, 2011. These warrants can be put to the Company on and after April 6, 2006 based on certain criteria. Further, the Company may call these warrants, on and after April 6, 2007.

3.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $1,351,000 of foreign balances.

4.	Accounts Receivable

The Company’s accounts receivable are principally due from home centers or flooring accessory distributors. Credit is extended based on an evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are due at various times based on each customer’s credit worthiness and selling arrangement. The outstanding balances are stated net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s previous loss history, the customer’s ability to pay its obligations, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

5.	Inventories

Inventories are stated at the lower of standard cost, which approximates first-in, first-out, or net realizable value.

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

Goodwill is tested for impairment using a fair value approach applied to each reporting unit. Impairment charges are recognized for amounts where the reporting unit’s goodwill exceeds its fair value. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value.

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

The Company is required to estimate income tax in each jurisdiction in which it operates. This process involves estimating actual current tax exposure deferred income taxes to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts each year-end. The Company must then consider the likelihood that the deferred tax asset will be recoverable from future taxable income and, to the extent that the Company believes that recoverability is not likely, the Company establishes a valuation allowance.

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

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. The Company has adopted the disclosure-only provision of Statement 123, “Accounting for Stock-Based Compensation,” as amended by Statement 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.

The Company continues to account for options issued under the intrinsic value method of APB 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of Statement 123, the Company’s net income (loss) and diluted earnings (loss) per share for the years ended February 28 or 29, 2005, 2004, and 2003, respectively would have been as follows:

	(in thousands, except per share data)
	2005	2004	2003
Net income (loss)
As reported	$3,955	$3,488	$7
Pro forma	$3,837	$3,398	$(87)

Net income (loss) per share
As reported	$1.06	$0.99	$0.01
Pro forma	$1.03	$0.96	$(0.03)

The weighted average fair value at date of grant for options granted during 2005, 2004 and 2003 was $8.91, $5.40 and $2.57 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

	2005	2004	2003
Expected stock price volatility	38.26%	38.84%	37.37%
Expected lives of options:
Directors and officers	3 years	3 years	3 years
Employees	3 years	3 years	3 years
Risk-free interest rate	4.49%	4.08%	3.78%
Expected dividend yield	0.0%	0.0%	0.0%

12.	Earnings Per Share

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

13.	Post Employment Benefits

The Company provides certain post employment service benefits to some of its salaried employees. Since the Company cannot reasonably estimate post employment service benefits, including severance benefits, on an ongoing basis, these costs are recorded only when the probability of payment and the amount of such payment can be reasonably determined.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Derivative Instruments and Hedging Activities

The Company records its derivative instruments and hedging activities in accordance with the Financial Accounting Standards Board (“FASB”) issued Statement 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Statement 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

15.	Interest Rate Risk Management

The Company uses interest rate cap to reduce the impact of interest rate changes on its floating rate debt. In February 2003, the Company purchased, for $125,000, a three-year 4% LIBOR CAP on $10 million of the Company’s floating rate debt, the effect of which in fiscal 2005 is immaterial to the consolidated financial statements of the Company.

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

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in operating expenses.

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

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Shipping and Handling Costs

Shipping and handling costs are classified as a separate operational expense on the accompanying Consolidated Statements of Income.

20.	Advertising Cost

Advertising expense for the years ended February 28 or 29, 2005, 2004 and 2003 was $2,570,857, $2,304,000, and $2,021,000 respectively. The majority of these costs were paid to the Company’s two largest customers. In return, the Company receives and tracks the advertising in various forms of media of its products on a local, regional and national level. These retailers also display the Company’s products on in-store signage and sends advertising of the Company’s products directly to its professional contractor customers. The Company believes, based on its review of information available, that the value received approximates the cost. These costs are included in selling and marketing on the consolidated statements of income. In the event costs exceed the fair market value, the excess cost will be included as a reduction of sales.

21.	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.

Actual results could differ from those estimates.

22.	Certain amounts in the fiscal year 2004 presentation have been reclassified to conform with the fiscal year 2005 presentation.

NOTE C – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In connection with the 2005 consolidation process, the Company determined that errors in intercompany balances, recorded debt and consolidating adjusting journal entries in the fiscal years 2003, 2004 and 2005 and prior periods resulted in errors being reported in its previously issued consolidated financial statements. These errors principally resulted from adjustments to lines of credit, accrued liabilities, goodwill related to prior acquisitions and accumulated other comprehensive income. These errors did not affect the Company’s previously reported statement of income or earnings per share.

The accompanying consolidated financial statements reflect the restatement of such balances for all periods presented. As such, previously reported goodwill has been decreased by $109,000 as of February 29, 2004; previously reported lines of credit has been increased by $1,251,000 as of February 29, 2004; previously reported accrued liabilities have been increased by $466,000 as of February 29, 2004; previously reported retained earnings have been decreased by $285,000 as of February 28 or 29, 2002, 2003 and 2004; previously reported accumulated other comprehensive income has been decreased by $706,000, $949,000 and $1,541,000 as of February 28 or 29, 2002, 2003 and 2004, respectively; and previously reported foreign translation currency adjustment has been decreased by $242,000 and $593,000 for the fiscal years ended February 28, 2003 and February 29, 2004, respectively.

NOTE D – ACQUISITIONS

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. The purchase price is allocated based on the estimated fair value of assets acquired and liabilities assumed. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years 2005, 2004 and 2003 the Company made six strategic acquisitions, including four manufacturers and distributors of flooring and specialty tools during fiscal 2005 in France, Australia, the United States and Mexico; a manufacturer and distributor of ceramic tools and safety equipment in the United Kingdom during fiscal 2004; and an Australian distributor of tools and flooring installation products during fiscal 2003. A summary of the fair value of assets acquired and liabilities assumed in connection with these acquisitions follows:

	Fiscal Year
	2005	2004	2003
Cash consideration paid	$3,119,000	$3,602,000	$495,000
Notes payable issued	2,069,000	—	796,000

Total consideration	5,188,000	3,602,000	1,291,000
Less: Fair value of assets acquired:
Accounts receivable, net	2,445,000	1,232,000	790,000
Inventory	1,366,000	1,787,000	695,000
Property and equipment	809,000	487,000	153,000
Identifiable intangibles and other assets	467,000	37,000	9,000

	101,000	59,000	(356,000)
Plus: Fair value of liabilities assumed:
Accounts payable and accrued expenses	1,466,000	912,000	769,000

Excess of cost over fair value of net assets acquired:
Goodwill	$1,567,000	$971,000	$413,000

Subsequent to fiscal 2005 year-end, the Company purchased the adhesives manufacturing assets of a company in the United States. The Company paid cash of $830,000, issued a four-year $4,000,000 note and transferred the Company’s existing carpet seaming tape machinery to the seller.

The unaudited pro forma consolidation of the acquisitions occurring in fiscal 2005, fiscal 2004 and fiscal 2003 showing the results of operations assuming the above purchases occurred at the beginning of each respective fiscal year are not material and are not included herein.

The goodwill resulting from these acquisitions is not deductible for tax purposes.

NOTE E – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding during each period. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not used when the effect is antidilutive. For the two years ended February 29, 2004, 325,000 common stock equivalent shares with an exercise price of $3.63 per share were not used due to their effect. For the fiscal 2005 period, 79,029 shares were added to the weighted average number of shares. For the three years ended February 28, 2005, the weighted average number of basic shares of common

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock outstanding amounted to 3,447,154 in 2005, 3,397,930 in 2004 and 3,381,190 in 2003. For the three years ended February 28, 2005 the weighted average number of diluted shares of common stock outstanding amounted to 3,710,771 in 2005, 3,526,732 in 2004 and 3,394,236 in 2003.

NOTE F – GEOGRAPHIC INFORMATION

The Company operates in one business segment, flooring-related products, because of the similarity of economic conditions, products, production processes, customers and expected long-term performance. The Company manufactures and distributes flooring-related products to the residential new construction, do-it-yourself and professional remodeling and renovation markets and home centers.

Information attributable to the Company’s geographic areas is as follows:

	United States of America	Canada/ Latin America	New Zealand/ Australia	United Kingdom/ Europe	Inter-company Eliminations	Consolidated Total
2005
Sales	$115,461,295	$15,397,599	$20,210,573	$22,555,769	$—	$173,625,236
Transfers between areas	2,103,459	6,257,023	244,298	—	(8,604,780)	—

Total Sales	$117,564,754	$21,654,622	$20,454,871	$22,555,769	$(8,604,780)	$173,625,236

Long-lived Assets	$40,547,528	$4,386,999	$3,058,346	$2,929,279	$(25,131,637)	$25,790,515

2004
Sales	$106,504,039	$12,947,883	$12,459,431	$11,361,194	$—	$143,272,547
Transfers between areas	2,941,643	5,134,750	436,803	—	(8,513,196)	—

Total Sales	$109,445,682	$18,082,633	$12,896,234	$11,361,194	$(8,513,196)	$143,272,547

Long-lived Assets	$38,520,638	$3,975,495	$2,390,992	$2,122,319	$(24,463,064)	$22,546,380

2003
Sales	$100,456,456	$11,851,346	$8,598,994	$8,374,388	$—	$129,281,184
Transfers between areas	859,768	4,768,553	—	—	(5,628,321)	—

Total Sales	$101,316,224	$16,619,899	$8,598,994	$8,374,388	$(5,628,321)	$129,281,184

Long-lived Assets	$39,573,827	$2,855,213	$1,732,010	$450,967	$(23,832,487)	$20,779,530

NOTE G – INVENTORIES

Inventories consisted of the following:

	February 28, 2005	February 29, 2004
Raw materials and work-in-process	$4,310,997	$3,291,674
Finished goods	25,617,908	25,563,306

	$29,928,905	$28,854,980

NOTE H – PROPERTY AND EQUIPMENT

	February 28, 2005	February 29, 2004
Property and equipment consisted of the following:

Machinery and warehouse equipment	$8,411,209	$7,129,115
Office furniture, equipment and computer equipment	7,912,249	5,312,182
Building and leasehold improvements	4,144,481	3,863,858

	20,467,939	16,305,155
Less accumulated depreciation and amortization	(11,281,775)	(8,275,784)

	$9,186,164	$8,029,371

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2005 and fiscal 2004, the Company acquired approximately $12,000 and $89,000, respectively, of machinery and equipment under capitalized leases. Such assets are recorded net of accumulated amortization of approximately $2,000 and $13,000 at February 28, 2005 and February 29, 2004, respectively.

Capital expenditures during fiscal year 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Total capital expenditures	$2,865,210	$2,674,366	$1,417,041
Amounts representing capital leases	12,051	88,604	159,256

Capital expenditures paid in cash	$2,853,159	$2,585,762	$1,257,785

NOTE I – INTANGIBLE ASSETS

Statement 142, “Goodwill and Other Intangible Assets” was adopted by the Company as of March 1, 2002. Statement 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but is tested at least annually for impairment. Any loss recognized upon adoption shall be recorded as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to the initial adoption of Statement 142 is to be recorded in current earnings.

Under the transitional provisions of Statement 142, the Company’s goodwill was tested for impairment. Each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined based on a valuation study performed by an independent third party appraiser which primarily considered the discounted cash flow and similar company’s trading multiples. As a result of the Company’s impairment test, the Company recorded, as a cumulative effect of a change in accounting principle, in fiscal 2003, an impairment loss of approximately $1,173,000 and $1,875,000 at its European and Latin American subsidiaries, respectively. In August 2004, the Company tested its remaining goodwill for impairment. The result of this test, performed by an independent third party appraiser, was that there was no impairment of goodwill in the fiscal 2005 period.

	February 28, 2005	February 29, 2004
Goodwill	$12,931,482	$11,291,295
Trademarks	2,197,888	1,893,965
Other intangibles	610,159	353,746

	$15,739,529	$13,539,006

Intangible assets are net of accumulated amortization of approximately $934,000 and $776,000 in fiscal 2005 and fiscal 2004, respectively.

Other than goodwill, all intangible assets are subject to amortization and are as follows:

		February 28, 2005		February 29, 2004
	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	20	$2,866,660	$(668,772)	$2,430,862	$(536,897)
Other intangibles	5	875,738	(265,579)	595,832	(242,086)

		$3,742,398	$(934,351)	$3,026,694	$(778,983)

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding estimated amortization expense for each of the following years ended February 28 or 29:

2006	$187,641
2007	187,601
2008	185,601
2009	185,601
2010	185,601

Consolidated amortization expense related to intangible assets, excluding goodwill, for the fiscal 2005 and fiscal 2004 periods was approximately $155,000 and $167,000, respectively. Future amortization expense for intangible assets will depend on acquisition activities, if any, and other business transactions.

NOTE J – DEBT

Total debt consists of the following:

	February 28, 2005	February 29, 2004
Payable to banks under revolving credit facilities	$24,702,540	$20,484,340
Payable to banks under term loan credit facilities	4,502,678	6,398,517
Payable to a bank under a mortgage agreement	1,895,509	1,855,545
Acquisition notes payable	3,067,964	1,374,347
Other debt, including capital leases	537,972	649,755

	34,706,663	30,762,504
Less current installments	28,174,464	23,804,605

Long Term	$6,532,199	$6,957,899

Payable to banks under revolving credit facilities

The Company has a loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. Subsequent to year end, the Company amended the facility to consolidate the Company’s term notes and increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility under the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving facility was also extended to July, 2008. The revolver bears an interest rate that ranges from Libor plus 1.50% to Libor plus 2.00% and is collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At February 28, 2005 the rate was Libor (2.7% at February 28, 2005) plus 1.50% and the Company had borrowed approximately $22,095,000 and had $2,657,000 available for future borrowings under its revolving loan facility net of approximately $363,000 in outstanding letters of credit. During the twelve month period ended February 28, 2005, the Company borrowed approximately $15,200,000 and repaid approximately $12,050,000 under the revolving credit facility. This resulted in an average outstanding indebtedness during the period of approximately $24,326,000. Subsequent to February 28, 2005 the loan agreement was amended and the Company received a waiver in order to comply with certain financial covenants.

The Company’s Australian subsidiary has varying foreign payment facilities which allows it to borrow against a certain percentage of inventory and accounts receivable. At February 28, 2005, the maximum permitted borrowing was approximately $1,573,000, of which $1,335,000 was outstanding.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the purchase of the assets of Vitrex Ltd., as further described elsewhere in this report, the Company’s United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £950,000 (approximately U.S. $1,700,000) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £400,000 (approximately U.S. $728,000) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary as well as a guaranty by the Company. On February 28, 2005, $1,232,000 was borrowed under this facility.

Subordinated Debt

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding and can be “put” to the Company on and after April 5, 2006, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company estimates the value of the liability for the Put Warrants on a quarterly basis. The liability value of the Put Warrants is calculated based on the greatest of (1) the fair market value of the liability for the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the estimated twelve month EBITDA at the date the warrant becomes putable to the Company calculation; or (3) an appraised value as if the Company was sold as a going concern. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” In the fiscal 2005 period, because of the Company’s performance, the Company reversed approximately $1.1 million in other income of previous recorded expense to the estimated value of the Warrant Put Liability.

Payable to Banks Under Term Loan Facilities

As discussed previously, subsequent to year end the Company amended its term loan agreements by consolidating the then existing two facilities into one three year term facility. In addition, the Company received approximately $3 million of additional term financing under the amendment. The amendment provides for repayment of this facility at a rate of $166,000 per month at an interest rate of Libor plus 2.125% to Libor plus 2.625%. The amendment also formally released the Company’s Chairman and Chief Executive Officer of his guaranty of one of the term loans.

The first term loan facility that was in existence at February 28, 2005 required amortization of $200,000 per quarter and had an interest rate that coincided with the Company’s revolving credit facility. The second term loan facility which was utilized to repay the Company’s then existing subordinated debt facility with HillStreet Fund LP (“Hill Street”) required monthly principal payments of $141,667. The balance of both of these term loans was $3,008,000 at February 28, 2005.

The Company’s Australian subsidiary has entered into two term loan facilities with an Australian financial institution to provide financing of up to AUD 2,125,000 (approximately US $1,600,000). These facilities expire in April 2007 and June 2008 and require quarterly payments of AUD 550,000 (approximately US $430,000) and a final balloon payment. The balance of both these term notes was $1,495,000 at February 28, 2005.

Payable to a Bank Under a Mortgage Agreement

In July 2003, the Company refinanced its mortgage loan in Canada and financed its expansion of the Canadian facility. The mortgage refinancing is for approximately $1,896,000, and is amortized based on a 15-year period. The mortgage refinancing bears an interest rate of LIBOR plus 2.00% and will mature in September 2008. The mortgage loan requires principal payments of approximately CAD $14,000 per month.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Notes Payable

In July 2002, the Company’s Australian subsidiary issued a note to the related seller in connection with the acquisition of an Australian distributor in the approximate amount of AUD 1,445,000 (approximately US $795,500). This note requires monthly payments in the amount of approximately $21,000 through December 2006 with interest at 6.5%. Approximately $422,000 was outstanding at February 28, 2005.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued three unsecured notes to the respective sellers. The first note, having an original principal balance of $900,000 was originally payable in equal installments over a three year period with interest at the Company’s prevailing borrowing rate. In October 2002, the Company paid $50,000 and, in May 2003, amended the agreement to provide for full payment on October 10, 2004 of the remaining $250,000. The agreement was further amended on February 2, 2004 to extend the final $250,000 due as of February 29, 2004 to October 10, 2006. Interest on the extended payment is payable quarterly at 7%. The second note, in the principal amount of $825,000, is payable in installments: $312,500 plus interest of $12,500 was paid in December, 2000, $312,500 plus interest of $12,500 was partially paid in December, 2001 and the balance was paid over a ten month period beginning January, 2002; the final installment of $200,000 plus interest of $25,000 was paid in December, 2003. The third note, in the original principal amount of $1,600,000, is payable quarterly at $80,000 plus interest at 8% from October 1, 2000 through October 1, 2005 and the amount outstanding as of February 28, 2005 was $160,000.

In connection with the August 2004 purchase of the assets of Tuplex Corporation, a flooring underlayment manufacturer in the United States, the Company issued a note to the seller in the amount of $800,000. The note requires an annual payment of $200,000 over four years. Interest on the note accrues at 4% per year. At February 28, 2005, $800,000 remains unpaid.

In connection with the acquisition of the flooring distributorship business in Mexico in November 2004, the Company issued a note to the seller in the amount of approximately $764,000, immediately repaid approximately $598,000 and requires an annual payment thereafter of approximately $83,000 for two years.

In connection with the acquisition of PRCI S.A. in November 2004, the Company issued a note to the related seller for approximately $1,100,000. The note is repayable in four equal annual installments beginning November 2005. Interest on the note accrues at the EURIBOR three month rate (2.1% at February 28, 2005) per year.

Interest paid for all debt was $1,574,774, $1,534,893, and $1,859,351 in fiscal 2005, 2004 and 2003 respectively.

The aggregate maturities of all debt, excluding the warrant put liability, maturing during each of the next five years as of February 28, 2005 is as follows:

2006	$28,174,464
2007	2,815,875
2008	958,053
2009	2,327,954
2010	3,188
Thereafter	427,129

Total	$34,706,663

Current	$28,174,464
Long Term	6,532,199

$34,706,663

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	February 28, 2005	February 29, 2004
Accrued volume rebates and advertising allowances	$2,462,268	$2,637,950
Accrued income taxes (receivable) payable	(1,514,905)	507,984
Accrued liabilities - other	3,682,807	4,765,027

	$4,630,170	$7,910,961

NOTE L - COMMITMENTS AND CONTINGENCIES

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

The Company conducts its operations from various leased facilities. Future minimum payments under non-cancelable operating leases consist of the following in fiscal years ending after February 28, 2005:

2006	$2,557,278
2007	1,565,416
2008	910,986
2009	90,536
2010	42,400

Total	$5,166,616

Total rent expense under non-cancelable operating leases approximated $2,759,000, $2,473,000 and $2,310,000 in fiscal 2005, 2004, and 2003, respectively.

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

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts acquisition of approximately $325,000 and this amount was subsequently increased by $275,000 to $600,000 based on an estimate for the cost of remediation. During fiscal 2005 the Company increased the reserve by an additional $125,000.

Through fiscal 2005, the Company has spent approximately $609,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of between $20,000 and $30,000 per year for the next few years.

NOTE M - PENSION AND RETIREMENT PLANS

The Company and its subsidiaries offers a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution. The Company may, at the discretion of the board of directors, make contributions to the plan. For the three years ended February 28, 2005, the Company contributed approximately $67,000, $57,000, and $48,000, respectively.

The Company also participates in a government-sponsored pension plan at one foreign subsidiary. The Company remits premiums to insurance companies who manage the plans. The Company records pension expense related to the normal premiums and amortizes the prior service costs over a ten-year period. The Company has recorded approximately $68,000, $132,000 and $114,000 as pension expense for the years ended February 28 or 29, 2005, 2004 and 2003, respectively. As of February 28, 2005, approximately $199,000 of prior service cost is to be amortized and is recorded in Other Assets in the accompanying Consolidated Balance Sheet as of February 28, 2005.

NOTE N - INCOME TAXES

Income (loss) before provision for income taxes and extraordinary items consisted of the following:

	Year Ended February 28 or 29,
	2005	2004	2003
United States	$1,795,369	$4,415,311	$4,998,036
Foreign	2,040,611	1,452,079	300,657

Total	$3,835,980	$5,867,390	$5,298,693

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes are as follows:

	Year Ended February 28 or 29,
	2005	2004	2003
Current:
Federal	$(1,106,638)	$1,396,968	$1,806,194
State	(126,903)	117,124	148,586
Foreign	964,806	433,288	300,705

	(268,735)	1,947,380	2,255,485

Deferred:
Federal	(187,734)	346,503	(30,404)
State	(13,252)	24,459	(2,402)
Foreign	351,190	61,067	20,716

	150,204	432,029	(12,090)

Total income tax provision (benefit)	$(118,531)	$2,379,409	$2,243,395

The tax effects of temporary differences which give rise to deferred tax assets are as follows:

	February 28, 2005	February 29, 2004
Provision for doubtful accounts	$66,305	$110,539
Accrued expenses	222,896	179,612
Fixed assets	(491,955)	(669,887)
Inventory	167,368	92,016
Net operating loss – U.S.	220,032	243,007
Foreign credit carryforwards and net operating loss	1,238,792	1,072,929
Other	(52,015)	(23,641)

	$1,371,423	$1,004,575
Less: valuation allowance on foreign net operating loss carryforward	(732,662)	(215,610)

Net deferred tax asset	$638,761	$788,965

The Company has approximately $604,000 in United States net operating loss carry forwards which expire in the years 2011 through 2018, all of which relate to the Company’s acquisitions in fiscal 2000. The net operating loss carry forward is subject to separate IRC Section 382 Limitation. The Section 382 limitation limits the Company’s utilization of its net operating losses to an annual amount after an ownership change.

The Company has net operating losses in various foreign countries of approximately $3,100,000. Approximately $200,000 of these losses expire in 2006 and the remainder have no limit on their expiration. The Company has recorded a deferred tax asset based on its estimate of the recoverability prior to their expiration. Further, the Company has determined that certain foreign net operating losses may not be realized; therefore, a valuation allowance of approximately $733,000 has been established.

During the fourth quarter of fiscal 2005 the Company determined, based on an independent appraisal, that the Company’s Holland subsidiary was insolvent and therefore met the requirements for a worthless stock and bad debt deduction under the Internal Revenue Code. Accordingly, the Company recognized the benefit of $1,616,000.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended February 28 or 29,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Provision for federal income taxes at the statutory rate	$1,304,233	34.0	$1,994,912	34.0	$1,801,556	34.0
State and local income taxes – net of federal income tax benefit	43,089	1.1	105,967	1.8	140,049	2.6
Warrant put liability	(422,307)	(11.0)	311,218	5.3	254,107	4.8
Holland investment and debt writeoff	(1,616,000)	(42.1)	—	—	—	—
Valuation allowance on foreign net operating loss	517,053	13.5	46,609	0.8	169,000	3.2
Other	55,401	1.4	(79,297)	(1.3)	(121,317)	(2.3)

Actual provision	$(118,531)	(3.1)	$2,379,409	40.6	$2,243,395	42.3

Cash paid for income taxes was approximately $1,494,000, $1,546,000 and $1,619,000 in fiscal 2005, 2004 and 2003, respectively.

NOTE O - SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

1.	Significant Customer Information

The Company sells products to a large number of customers which are primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company’s customer base includes a high concentration of home center chains with two such customers accounting for a total of 49%, 59%, and 60% of sales in fiscal 2005, 2004, and 2003, respectively. One customer represented 39%, 46%, and 49% and the other customer represented 10%, 13%, and 11% of sales in fiscal 2005, 2004, and 2003, respectively. These same two customers represented 31% and 11% of accounts receivable at February 28, 2005, and 38% and 7% of accounts receivable at February 29, 2004. Although the Company is directly affected by the well-being of the home center industry, management does not believe significant credit risk exists at February 28, 2005.

2.	Significant Vendor Information

Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers, the Company purchased approximately 27% and 10%, 25% and 15%, and 30% and 13% of domestic product purchases for the fiscal years ended 2005, 2004, and 2003, respectively, through two vendors.

NOTE P - SHAREHOLDERS’ EQUITY

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

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may redeem any or all of the shares of Series A Preferred Stock outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition. In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 28, 2005 and February 29, 2004, there were 319,160 shares of Series A Preferred Stock issued and outstanding. There were $9,974 and $9,176 of dividends declared and paid during each of the fiscal years 2005 and 2004, respectively.

Series B

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series B Preferred Stock. The holder of each share of Series B Preferred Stock shall be entitled to receive, out of the surplus of the Company, a non-cumulative dividend at the rate of $.05 per share per annum, payable annually before any dividend shall be set apart for, or paid on, the common shares for such years. The Series B Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series B Preferred Stock then outstanding at a price per share of $1.00. At February 28, 2005, there were no outstanding shares of Series B preferred stock.

Series C

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared, or paid on, or set aside for the Company’s common stock, out of funds legally available for that purpose, cumulative dividends at the rate of $.035 per share per annum, payable in annual installments accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series C Preferred Stock then outstanding at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition. In fiscal year 2005, the fiscal 2004 dividends of approximately $600 were paid. In fiscal year 2005, dividends of approximately $600 were declared and unpaid at February 28, 2005.

Treasury Stock

Total common shares purchased in fiscal year 1996 and held in treasury were 15,152 shares for an aggregate cost $57,900. In fiscal 2001, pursuant to a resolution passed by the board of directors, the Company repurchased 42,000 shares of common stock at an aggregate cost of $293,093. Further, pursuant to the same resolution, the Company repurchased 12,000 shares of common stock at an aggregate cost of $39,649 in fiscal 2002, 12,000 shares of common stock at an aggregate cost of $45,528 in fiscal 2003, 24,000 shares of common stock at an aggregate cost of $206,760 in fiscal 2004 and 12,000 shares of common stock at an aggregated cost of $161,400 in fiscal 2005. Further, pursuant to the guarantee of certain of the Company’s debt by the Company’s Chairman and Chief Executive Officer, 50,000 shares of treasury stock were issued to him at an aggregate cost of $261,485. As of February 28, 2005 the amount of shares held in treasury were 70,940 at an aggregate cost of $524,845.

NOTE Q - STOCK PLANS

The Company has adopted a stock option plan (the “Plan”) for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the board of directors. The aggregate number of shares which may be issued under the Plan, as amended, shall not exceed 1,000,000 shares of common stock. Stock options are granted at prices not less than 85% of the fair market value on

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years. For the years ended February 28 or 29, 2005, 2004, and 2003, all options were granted at fair market value on the date of the grant.

The weighted average fair value at date of grant for options granted during 2005, 2004, and 2003 was $8.91, $5.40, and $2.57 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

	2005	2004	2003
Expected stock price volatility	38.26%	38.84%	37.37%
Expected lives of options:
Directors and officers	3 years	3 years	3 years
Employees	3 years	3 years	3 years
Risk-free interest rate	4.49%	4.08%	3.78%
Expected dividend yield	0.0%	0.0%	0.0%

	Shares	Weighted average exercise price
Options outstanding at February 28, 2003	346,013

Exercised	(25,164)	$5.71
Granted	40,000	$9.99
Cancelled or forfeited	(55,586)	$5.71

Options outstanding at February 29, 2004	305,263

Exercised	(40,250)	$5.93
Granted	30,000	$15.56
Cancelled or forfeited	(15,500)	$5.21

Options outstanding at February 28, 2005	279,513

Options currently exercisable	215,679	$5.69

The following table summarizes information about stock options outstanding as of February 28, 2005:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.65 - $ 5.55	114,250	5.25	$4.25	106,416	$4.23
$ 5.56 - $ 7.25	99,263	5.00	$6.72	97,263	$6.74
$ 7.26 - $15.56	66,000	8.33	$12.60	12,000	$10.13

Total	279,513			215,679

During fiscal 2002, the Company issued 50,000 non-qualified stock options to an officer of the Company. These options have an exercise price of $4.00 and expire in ten years. In addition, in May 2003 the Company granted 50,000 shares of its common stock to the same officer. The value of the shares, as determined by an unrelated third party, was $275,000.

In fiscal 2005, the Board of Directors approved the granting of approximately 52,000 stock appreciation right grants to various members of management. These grants vest 100% after three years. The awards were granted when the stock price was $14.20. The Company will record an expense over the vesting period based on the difference in the market price of the stock and the grant date. During the year ended February 28, 2005, the Company recorded $5,000 for the appreciation of the stock appreciation rights.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R – NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” Statement 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, Statement 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing Statement 151 should not have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment (Statement 123R)). This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt Statement 123(R) on March 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures. The effect of adopting Statement 123(R) will not have a material impact on the Company’s pre-tax net income.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S: SUPPLEMENTAL FINANCIAL DATA

                 ANNUAL FINANCIAL DATA (UNAUDITED)

The annual results for the two years ended February 28, 2005 are set forth in the following table:

	Sales	Gross Profit	Net Earnings	Diluted Earnings Per Share
2005
First quarter	$43,104,327	$14,612,151	$1,162,166	$0.32
Second quarter	42,590,802	14,318,175	1,215,855	0.33
Third quarter	43,209,802	13,889,413	1,200,805	0.33
Fourth quarter	44,720,305	10,767,230	375,685	0.08

Total	$173,625,236	$53,586,969	$3,954,511	$1.06

2004
First quarter	$34,710,448	$11,950,523	$411,428	$0.12
Second quarter	34,489,070	11,970,626	979,266	0.28
Third quarter	36,564,856	12,535,133	1,052,290	0.30
Fourth quarter	37,508,173	12,751,639	1,044,997	0.29

Total	$143,272,547	$49,207,921	$3,487,981	$0.99

The Company’s fourth quarter 2005 gross profit was impacted by significant cost increases in connection with one of its product lines. In addition, fourth quarter 2005 net earnings and earnings per share were impacted by (i) changes in the value of the Put Warrants of approximately $1,160,000 and (ii) the tax benefits related to the Holland investment and debt write-off of approximately $1,616,000 referred to in Note N.

Q.E.P. CO., INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Balance at end of period
Year ended February 28, 2003
Deducted from asset accounts
Allowance for doubtful accounts	$421,606	$363,705	—	$431,366	$353,945
Foreign net operating loss valuation allowance	—	$169,000	—	—	$169,000

Year ended February 29, 2004
Deducted from asset accounts
Allowance for doubtful accounts	$353,945	$207,552		$142,701	$418,796
Foreign net operating loss valuation allowance	$169,000	$46,609	—	—	$215,609

Year ended February 28, 2005
Deducted from asset accounts
Allowance for doubtful accounts	$418,796	$205,775	—	$336,290	$288,281
Foreign net operating loss valuation allowance	$215,609	$517,053	—	—	$732,662

(a)	Accounts written off as uncollectable, net of recoveries.

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.22	Asset Purchase Agreement dated May 5, 2005 by and among the Company, certain of its subsidiaries, and Halex Corporation.

10.23	Fourth Amendment and Waiver Agreement dated March 31, 2005 by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent.

10.24	Form of Term Notes, Amended and Restated Domestic Advances Note, Second Amended and Restated Domestic Advances Note, and Debenture executed in connection with the Fourth Amendment and Waiver Agreement dated March 31, 2005.

10.25	Fifth Amendment and Waiver Agreement dated June 14, 2005 by and between the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.