Form 10-Q
period 2005-05-31
QEP CO INC
filed 2005-07-15
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2005

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

3,458,288 SHARES ($.001 PAR VALUE)

AS OF JULY 14, 2005

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from the Company’s audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	May 31, 2005	May 31, 2004
Net Sales	$51,258,739	$43,104,327

Cost of goods sold	35,521,556	28,492,176

Gross profit	15,737,183	14,612,151

Costs and expenses:

Shipping	5,034,493	4,408,984
General and administrative	4,582,637	3,738,871
Selling and marketing	4,831,360	4,184,648
Other (income) expense	(647,935)	90,566

	13,800,555	12,423,069

Operating income	1,936,628	2,189,082

Interest expense, net	(487,262)	(309,684)

Income before provision for income taxes	1,449,366	1,879,398

Provision for income taxes	(679,552)	(717,232)

Net income	$769,814	$1,162,166

Basic earnings per common share	$0.22	$0.34

Diluted earnings per common share	$0.21	$0.32

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2005	February 28, 2005
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$538,013	$1,869,184
Accounts receivable, less allowance for doubtful accounts of approximately $323,000 and $288,000 as of May 31, 2005 and February 28, 2005, respectively	28,772,442	27,015,754
Inventories	32,374,284	29,928,905
Prepaid expenses	2,163,106	2,047,489
Deferred income taxes	485,943	456,570

Total current assets	64,333,788	61,317,902

Property and equipment, net	9,126,573	9,186,164
Deferred income taxes	182,191	182,191
Goodwill	15,979,153	12,931,482
Other intangible assets, net	3,572,189	2,808,047
Other assets	652,272	682,631

Total Assets	$93,846,166	$87,108,417

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Lines of credit	$21,522,940	$24,702,540
Current maturities of long term debt	2,621,013	2,445,580
Acquisition notes payable	1,735,901	1,026,344
Accounts payable	18,376,326	17,144,036
Accrued liabilities	6,919,976	4,630,170
Warrant put liability	1,287,109	—

Total current liabilities	52,463,265	49,948,670

Notes payable	6,913,029	4,488,400
Acquisition notes payable	4,775,297	2,043,799
Warrant put liability	—	782,609

Total liabilities	64,151,591	57,263,478

Commitments and contingencies	—	—

Shareholders’ Equity
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at May 31, 2005 and February 28, 2005	336,660	336,660
Common stock, 20,000,000 shares authorized, $.001 par value; 3,458,288 shares and 3,456,800 shares issued and outstanding at May 31, 2005 and February 28, 2005, respectively	3,458	3,457
Additional paid-in capital	9,539,497	9,529,520
Retained earnings	23,738,734	22,976,101
Cost of stock held in treasury	(542,845)	(542,845)
Accumulated other comprehensive income	(3,380,929)	(2,457,954)

	29,694,575	29,844,939

Total Liabilities and Shareholders’ Equity	$93,846,166	$87,108,417

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 31, 2005	May 31, 2004
Cash flows from operating activities:

Net income	$769,814	$1,162,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,018,298	610,829
Change in fair value of warrant put liability	504,500	70,000
Bad debt expense	67,206	64,035
Gain on sale of business	(1,120,000)	—
Deferred income taxes	29,373	95,542
Changes in assets and liabilities, net of sale and acquisitions:
Accounts receivable	(1,873,027)	(1,579,780)
Inventories	(366,594)	573,922
Prepaid expenses	(115,617)	(56,561)
Other assets	(187,330)	7,606
Accounts payable and accrued liabilities	3,297,444	80,453

Net cash provided by operating activities	2,024,067	1,028,212

Cash flows from investing activities:

Acquisition consideration, net of cash acquired	(2,330,000)	(1,683,433)
Capital expenditures	(489,013)	(236,846)

Net cash used in investing activities	(2,819,013)	(1,920,279)

Cash flows from financing activities:

Net (payments) borrowings under lines of credit	(3,023,093)	1,032,323
Borrowings of long term debt	3,000,000	750,540
Repayments of long term debt	(484,543)	(713,510)
Repayments of acquisition debt	(80,665)	(137,363)
Purchase of treasury stock	(30,000)	(30,000)
Proceeds from exercise of stock options	9,978	109,001
Dividends	(7,181)	(4,988)

Net cash (used in) provided by financing activities	(615,504)	1,006,003

Foreign currency translation adjustment	79,279	(163,373)

Net increase (decrease) in cash	(1,331,171)	(49,437)
Cash and cash equivalents at beginning of period	1,869,184	956,608

Cash and cash equivalents at end of period	$538,013	$907,171

Supplemental disclosure of cash flow information

Interest paid	$335,897	$271,560
Income taxes paid	—	$524,725

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 2005 of the Company as filed with the SEC. The February 28, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended May 31, 2005 are not necessarily indicative of the results for the full fiscal year ending February 28, 2006.

Note 2. Acquisition

In May 2005, the Company purchased the adhesives manufacturing assets of a company in the United States. Consideration for the purchase included cash of $830,000, issuance of a four-year, non-interest-bearing $4,000,000 note, and sale of the Company’s existing carpet seaming tape distribution business. A summary of the preliminary fair value of assets acquired and liabilities assumed in connection with this acquisition follows:

Cash consideration paid	$830,000
Fair value of carpet seaming tape distribution business	1,500,000
Discounted value of notes payable issued	3,512,000

Total consideration	5,842,000
Less: Fair value of assets acquired:
Inventory	1,650,000
Property and equipment	448,000
Identifiable intangibles	794,000

2,950,000
Plus: Fair value of accrued liability assumed	225,000

Goodwill	$3,175,000

The value of the identifiable intangibles is subject to adjustment based on the completion of an independent valuation study.

Note 3. Inventories

Inventories consisted of the following:

	May 31, 2005	February 28, 2005
Raw materials and work-in process	$5,339,891	$4,310,997
Finished goods	27,034,393	25,617,908

	$32,374,284	$29,928,905

Note 4. Goodwill and Other Intangible Assets

The Company performs a fair value based impairment test relating to the carrying value of the Company’s goodwill during the second quarter of each fiscal year to be effective as of the beginning of each fiscal year. Based on the most recent impairment test, the Company determined that there was no impairment to goodwill in the fiscal 2005 period.

The Company’s intangible assets are subject to amortization as follows:

	Average Life	May 31, 2005		February 28, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	20 years	$3,222,373	$(682,305)	$2,866,660	$(668,772)
Other Intangibles	5 years	1,314,733	(282,612)	875,738	(265,579)

		$4,537,106	$(964,917)	$3,742,398	$(934,351)

Amortization expense for intangible assets during the first quarter of fiscal 2006 and 2005 was $57,375 and $38,725, respectively. Estimated amortization expense is approximately $304,000 for each of the five fiscal years ending February 28, 2006 through 2010.

Note 5. Debt

The Company has a loan agreement with two domestic financial institutions to provide a revolving credit facility, and mortgage and term note financing. In March 2005, the Company amended the facility to consolidate the Company’s term notes and to increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility using the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving facility also was extended to July 2008. In addition, in June 2005, the loan agreement was amended and the Company received a waiver of compliance with certain financial covenants.

In connection with the acquisition described in Note 2, the Company issued a four-year, non-interest-bearing $4,000,000 note due in annual installments of $1,000,000. The principle balance of the note is discounted at an imputed interest rate of 5.20%; the unamortized discount at May 31, 2005 was $488,000.

Note 6. Stock Options

The Company has granted stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. Compensation expense is recorded at the date of grant when the exercise price of the stock option is less than the market price of the underlying stock.

Had compensation cost been determined at the grant date based on the fair value of stock option awards, the Company’s net income and diluted earnings per share for the three months ended May 31, 2005 and 2004 would have been as follows:

	Three Months Ended May 31,
	2005	2004
Net income
As reported	$770,000	$1,162,000
Pro forma	$740,000	$1,145,000
Diluted earnings per share
As reported	$0.21	$0.32
Pro forma	$0.20	$0.31

Note 7. Other Income and Expense

In connection with the sale of the Company’s existing carpet seaming tape distribution business, a gain of $1,120,000 was recognized and is included in other income for the three months ended May 31, 2005. Other expenses for the three months ended May 31, 2005 and 2004 includes $505,000 and $70,000, respectively, related to the change in the fair value of the warrant put liability.

Note 8. Earnings per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding. Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares, which are not used when the effect is antidilutive. For the three months ended May 31, 2005 and 2004, 325,000 common stock equivalent shares with an exercise price of $3.63 per share were not used due to their antidilutive effect.

For the three months ended May 31, 2005 and 2004, the weighted average number of basic shares of common stock outstanding was 3,457,296 and 3,426,550, respectively. For the three months ended May 31, 2005 and 2004, the weighted average number of diluted shares of common stock outstanding was 3,618,266 and 3,645,652, respectively.

Note 9. Comprehensive Income

The Company records foreign currency translation adjustments as other comprehensive income. For the three months ended May 31, 2005 and 2004, the Company’s comprehensive (loss) income totaled $(153,000) and $1,071,000, respectively.

Note 10. Contingent Liabilities

The Company owns or operates, or has owned or operated, properties that are, or have been, used for industrial purposes. Use of these properties may subject the Company to liability relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as a result of exposures to, or release of, hazardous substances. The major environmental laws to which the Company may be subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for disposal of, hazardous substances.

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, handling and disposal practices for solid, special and hazardous wastes, and imposing liability for the cost of cleaning up, and certain damages resulting from sites of past spills, disposal or other releases of hazardous substances (together, “Environmental Laws”). Sanctions that may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and clean up costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. The Company’s manufacturing facilities are subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company believes that the cost of compliance with Environmental Laws to date has not been material to the Company. The Company is not currently aware of any situations requiring remedial or other action that would involve a material expense to the Company or that would expose the Company to material liability under Environmental Laws. As the operations of the Company involve the storage, handling, discharge and disposal of substances that are subject to regulation under Environmental Laws, there can be no assurance that the Company will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $325,000 and this amount was subsequently increased by $275,000 to $600,000 based on an estimate for the cost of remediation. During fiscal 2005, the Company increased the reserve by an additional $125,000. Through May 31, 2005, the Company has spent approximately $626,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of between $20,000 and $30,000 per year for the next few years.

Note 11. Reclassification

Certain amounts in the fiscal 2005 presentation have been reclassified to conform to the fiscal 2006 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a worldwide leader in the manufacturing, marketing and distribution of a broad line of specialty tools and flooring related products. The Company markets over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company’s products are sold to home improvement retailers; specialty distributors to the hardware, construction, flooring and home improvement trades; chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer, as well as the construction or remodeling professional; and original equipment manufacturers. The Company has embarked on a growth strategy that encompasses acquisitions, the reduction of risk associated with certain large customer concentrations and the enhancement of cross selling of its product among the Company’s channels of distribution. The Company believes that this strategy will improve overall performance and profitability of operations.

During the first quarter of fiscal year 2006, the Company continued to grow both internally and through the acquisition of certain adhesives manufacturing assets in the United States.

The Company maintains inventory levels based on anticipated demand from its customers taking into consideration the lead-time necessary to receive product from the Company’s suppliers. The Company pays such suppliers on open account based on negotiated terms with the supplier. The Company grants credit to its customers based on their credit worthiness and selling arrangements. The Company generally maintains its inventory at a level to ensure prompt delivery to its customers and to provide safety stock levels necessitated by the longer lead times of its foreign suppliers.

A summary of significant accounting policies followed by the Company is set forth in Note B to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2005.

All amounts included herein have been rounded to thousands.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning. In particular, such statements include statements relating to the adequacy of the Company’s liquidity sources to meet the Company’s working capital needs and anticipated expenditures; the Company’s ability to increase the amount of sales of its products; the Company’s ability to increase prices and maintain or improve its gross margins; the Company’s ability to maintain good relationships with its suppliers and major customers; the Company’s ability to continue to do business around the world; the Company’s ability to successfully capitalize on new customers and cross-selling in connection with its business acquisitions; and the Company’s ability to continue its performance and that of its products and to increase stockholder returns.

These forward-looking statements are based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties that could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditures; the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures; the Company’s dependence upon a limited number of customers for a substantial portion of its sales and the continued success of initiatives with those customers; the success of the Company’s marketing and sales efforts; improvements in productivity and cost reductions; the absence of increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; the Company’s ability to maintain and improve its brands; the Company’s reliance upon certain major foreign suppliers; the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it; the level of demand for the Company’s products among existing and potential new customers; the Company’s ability to successfully integrate its acquired businesses; the Company’s dependence upon the efforts of Mr. Lewis Gould, the Company’s Chief Executive Officer, and certain other key personnel; the Company’s ability to successfully integrate new management personnel into the Company; the Company’s ability to accurately predict the number and type of employees required to conduct its operations and the compensation required to be paid to such personnel; the Company’s ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers; the impact of new accounting standards on the Company; the Company’s belief that there will be no future adverse effect on the fair value of the Company’s goodwill or other intangible assets; decisions by management related to accounting issues, and regulation and litigation matters; the general economic conditions in North America and the world; and other risks and uncertainties described elsewhere herein.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Risk Factors Affecting the Company’s Performance

In addition to other information contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 15, 2005, the Company is subject to the following risk factors. While the Company believes its expectations are reasonable, they are not guarantees of future performance. The Company’s results could differ substantially from its expectations if any of the events described in these risks occur.

The Company may be unable to pass on increases in the costs of raw materials to its customers.

The costs of many of the Company’s raw materials for the manufacture of adhesives and tile spacers vary with market conditions. In addition the cost of many of the Company’s finished goods are impacted by changes in raw materials costs, freight costs and currency exchange rates. The Company’s ability to pass increases in costs on to its customers varies depending on the product line, and the rate and magnitude of any increase. There may be periods of time during which increases in these costs cannot be recovered.

The Company’s largest customers seek to purchase product directly from foreign suppliers.

Certain of the Company’s larger customers have in the past contacted one or more of the Company’s foreign suppliers to discuss purchasing home improvement products directly from these suppliers. Although the Company believes that its diversified product line, brand recognition and customer service will continue to offer benefits not otherwise available to the Company’s customers from foreign manufacturers, the Company could experience competition from one or more foreign manufacturers that now serve as suppliers to the Company.

The Company has exposures related to buying, selling and financing in currencies other than the local currencies in which it operates.

A significant portion of the Company’s business is conducted in foreign currencies; as such, fluctuations in currency exchange rates can have a material impact on the Company’s results of operations. Although the Company finances certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate its currency exposure, the Company cannot predict the effect currency fluctuations will have on its results of operations during fiscal 2006.

The Company estimates that a 10% change in the value of the U.S. dollar against local currencies would have changed its first quarter operating income by approximately $73,000 in fiscal 2006 and approximately $109,000 in fiscal 2005. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquate its net investment. As of May 31, 2005, the net foreign currency translation adjustments reduced shareholders’ equity by $3.4 million.

The Company is exposed to fluctuations in interest rates.

A substantial portion of the Company’s debt bears interest at rates that vary with changes in market indexes. As such, the Company is exposed to the risk of fluctuations in market interest rates. In order to limit the effect of changes in interest the Company purchased, in February 2003 for $125,000, a three year 4% LIBOR CAP on $10 million of the Company’s floating rate debt.

If interest rates had been 10% higher during the three months ended May 31, 2005, the Company’s interest expense would have increased approximately $39,000.

The Company fails to identify suitable acquisition candidates, to complete acquisitions and to integrate successfully the acquired operations.

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

The Company has been and in the future may be subject to claims and liabilities under environmental, health and safety laws and regulations that could be significant.

The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, and handling and disposal practices for solid, special and hazardous wastes (together “Environmental Laws”). The Company has received various notices from state and federal agencies that it may be responsible for certain environmental remediation activities and is, or has been, a defendant in environmental litigation. Although the Company is not currently aware of any situation requiring remedial or other action that would involve a material expense to the Company or expose the Company to material liability under Environmental Laws, the Company cannot provide assurance that it will not incur any material liability under Environmental Laws in the future or that it will not be required to expend funds in order to comply with applicable Environmental Laws, either of which could have a material adverse effect on the Company.

The Company faces intense competition in its industry that could decrease demand for its products and could have a material adverse effect on its profitability.

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

Results of Operations Three months ended May 31, 2005 compared to three months ended May 31, 2004

Net sales for the three months ended May 31, 2005 (the “fiscal 2006 period”) was $51,259,000 compared to $43,104,000 for the three months ended May 31,2004 (the “fiscal 2005 period”), an increase of $8,155,000 or 18.9%. Acquisitions and changes in exchange rates represented $2,000,000 and $905,000 of the increase, respectively. The balance of the increase was a result of further penetration of the Company’s existing offerings, especially adhesives, across more home center locations and distribution customers. Overall, pricing remained relatively stable, although the Company is in the process of increasing prices of selected products.

Gross profit for the fiscal 2006 period was $15,737,000 compared to $14,612,000 for the fiscal 2005 period, an increase of $1,125,000 or 7.7%. As a percentage of net sales, gross profit decreased to 30.7% in the fiscal 2006 period from 33.9% in the fiscal 2005 period. This decrease was the result of increases in raw material costs associated with our adhesive business. The margin also was impacted by the relative increase in adhesive sales to our home center and distribution customers in North America that have a lower margin than the overall product mix. Additionally, $700,000 of the increase in gross profit was the result of acquisitions and $309,000 of the change was a result of changes in currency exchange rates.

Shipping expenses for the fiscal 2006 period was $5,034,000 compared to $4,409,000 for the fiscal 2005 period, an increase of $625,000 or 14.2%. As a percentage of net sales these expenses decreased to 9.8% from 10.2% in the fiscal 2005 period, which resulted from spreading certain fixed costs across a larger sales base. Acquisitions accounted for $115,000 of the increase but at a lower percentage of sales. Changes in currency exchange rates accounted for $64,000 of the increase. The remaining increase was a result of increases in freight rates and the increase in volume.

General and administrative expenses for the fiscal 2006 period were $4,583,000 compared to $3,739,000 for the fiscal 2005 period, an increase of $844,000 or 22.6%. As a percentage of net sales, these expenses increased to 8.9% in the fiscal 2006 period from 8.7% in the fiscal 2005 period. Acquisitions and changes in exchange rates represented $294,000 and $97,000 of the increase, respectively. The balance was predominantly related to an increase in depreciation and amortization and professional fees.

Selling and marketing costs for the fiscal 2006 period were $4,831,000 compared to $4,185,000 for the fiscal 2005 period, an increase of $646,000 or 15.4%. As a percentage of net sales these costs decreased to 9.4% in the fiscal 2006 period from 9.7% in the fiscal 2005 period as a result of certain fixed costs being absorbed by a higher volume of sales. Acquisitions and changes in currency exchange rates represented approximately $152,000, and $85,000 of the increase, respectively. The balance is a result of the increase in sales commissions and fees as a result of the increase in volume for the quarter.

Other income was $648,000 for the fiscal 2006 period compared to other expense of $91,000 for the fiscal 2005 period. The fiscal 2006 period includes a gain of $1,120,000 as a result of the sale of the Company’s carpet seaming tape distribution business in connection with its purchase of an adhesive business. Offsetting this income is a change in the put liability for fiscal 2006 of $505,000. The balance for the fiscal 2005 period was predominantly associated with the change in the put liability.

Net interest expense increased to $487,000 in the fiscal 2006 period from $310,000 in the fiscal 2005 period. The increase is a result of the increase in borrowings to fund the Company’s fiscal 2006 and fiscal 2005 acquisitions, as well as an increase in interest rates. Interest income was insignificant for the fiscal 2006 and fiscal 2005 periods.

The provision for income taxes was $680,000 in the fiscal 2006 period compared to $717,000 in the fiscal 2005 period. Estimated tax rates are based upon the most recent statutory tax rates available in every jurisdiction in which the Company operates as adjusted for nondeductible items, principally the change in put liability.

Net income for the fiscal 2006 period was $770,000 compared to $1,162,000 in the fiscal 2005 period. Net income as a percentage of sales decreased to 1.5% in the fiscal 2006 period compared to 2.7% in the fiscal 2005 period for the reasons outlined above.

Liquidity and Capital Resources

Working capital increased to $11,870,000 at May 31, 2005 from $11,369,000 at February 28, 2005, an increase of $501,000 primarily as a result of increases from net income, the refinancing of the Company’s term loan facility and the use of long term financing to fund the Company’s recent acquisition, offset by the classification of the warrant put liability as a current liability. The warrant put liability has been classified as a current liability starting during the fiscal 2006 period because the warrant can be “put” to the Company on and after April 5, 2006, although that is not necessarily indicative of the point in time at which that obligation will require the use of Company funds. Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents in its balance sheet.

Net cash provided by operating activities during the fiscal 2006 period was $2,024,000 compared to $1,028,000 for the comparable fiscal 2005 period. The increase in cash from operating activities was primarily the result of the change in net income adjusted for depreciation and amortization, a change in the fair value of the put liability and the gain on sale of the Company’s carpet seaming tape distribution business. Cash provided by operating activities also was increased by an increase in accounts payable and accrued liabilities offset by the increase in accounts receivable and inventories. Net cash used in investing activities was $2,819,000 in the fiscal 2006 period compared to $1,920,000 for the comparable fiscal 2005 period. The fiscal 2006 amount was attributable to $2,330,000 related to an acquisition and to capital expenditures of $489,000.

Net cash used by financing activities was $616,000 in the fiscal 2006 period as compared to cash provided by financing activities of $1,006,000 in the fiscal 2005 period. The fiscal 2006 amount is substantially the result of repayments of lines of credit and long term debt offset by the borrowings of long term debt associated with the Company’s refinancing of its term loan facility.

In March 2005, the Company consolidated its term loans and received an additional $3 million in term loan financing. Under the terms of the new agreement, which will mature in 2008, the Company will pay $166,000 per month for 36 consecutive months. The agreement also increased the Company’s borrowing capacity under a revolving loan facility to $27 million through February 2006 and $29 million thereafter using the same formula for eligible accounts receivable and inventory that previously existed for the Company. The term loan has an interest rate that ranges from LIBOR plus 2.125% to LIBOR plus 2.625% while the revolver rate ranges from LIBOR plus 1.50% to LIBOR plus 2.00% and are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures, and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At May 31, 2005, the rate was LIBOR (3.1%) plus 1.50% and the Company had $5,951,000 available for future borrowings under its revolving loan facility net of $363,000 in outstanding letters of credit. During the fiscal 2006 period, the Company became aware that it was in violation of financial covenants under the Company’s credit facility with its senior lender that required the Company to maintain a certain senior debt to trailing EBITDA ratio and a certain fixed charge coverage ratio as of February 28, 2005. In June 2005 the Company’s loan agreements were further amended to remove and relax certain of the financial covenants for periods during and subsequent to fiscal 2005.

During the three month period ended May 31, 2005, the Company borrowed $6,556,000 and repaid $9,579,000 under all revolving credit facilities. This resulted in an average outstanding indebtedness under lines of credit of $23,113,000 during the period.

In July 2003, the Company refinanced its mortgage loan in Canada and financed its expansion of the Canadian facility. The balance of the mortgage at May 31, 2005 of CAD 2,339,000 (approximately $1.9 million) is being amortized over a 15-year period. The mortgage bears interest at LIBOR plus 2.00% and will mature in October 2007. The mortgage loan requires principal payments of approximately CAD 14,000 per month.

In May 2003, the Company prepaid its subordinated loan facility with HillStreet Fund LP (“HillStreet”). Funding for this prepayment came from a second term facility provided by the Company’s two financial lenders under its then existing facilities. This term facility required monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. The interest on this loan was LIBOR plus 3.25% and was consolidated with the Company’s other term loan in connection with the March, 2005 refinancing.

In connection with the subordinated loan agreement between the Company and HillStreet entered into on April 5, 2001, which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding and can be “put” to the Company on and after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007 based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company estimates the value of the liability for the Put Warrants on a quarterly basis. The liability value of the Put Warrants is calculated based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the estimated twelve month EBITDA calculation; or (3) an appraised value as if the Company was sold as a going concern. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company.

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. At May 31, 2005, the maximum permitted borrowing was AUD 2,200,000 (approximately US $1.5 million), of which AUD 1,990,000 was utilized.

The Company’s Australian subsidiary also has two term loan facilities with an Australian financial institution to provide financing of up to AUD 2,125,000 (approximately US $1.6 million). These term facilities expire in April 2007 and June 2008 and require quarterly payments of AUD 550,000 (approximately US $0.4 million) and a final balloon payment.

In connection with the purchase of the assets of Vitrex Ltd., a manufacturer and distributor of accessory flooring and safety products in the United Kingdom, the Company’s United Kingdom subsidiary entered into two financing arrangements with a financial institution in the United Kingdom. The first financing arrangement allows for borrowing of up to £950,000 (approximately U.S. $1.7 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £400,000 (approximately U.S. $0.7 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary and a guaranty by the Company.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued two unsecured notes. The first note was amended on February 2, 2004 to extend the final $250,000 due as of February 29, 2004 to October 10, 2006 with interest payable quarterly at 7%. The second note is payable quarterly plus interest at 8% with the final payment of $80,000 due July 1, 2005.

In fiscal 2005 the Company issued three additional notes in connection with acquisitions. The total of these notes is $2,664,000 and are substantially paid ratably over a four-year period.

During the first quarter of fiscal 2006, the Company issued another unsecured non-interest bearing note in connection with an acquisition to a seller in the amount of $4,000,000 that is payable in equal installments over a four year period.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk results primarily from fluctuations in interest rates. In addition the Company has international subsidiaries that expose the financial condition and results of operations to fluctuations in currency exchange rates. For the three months ended May 31, 2005, the exchange rate fluctuation was not material to the financial condition or results of operations of the Company.

In order to limit the effect of changes in interest rates, the Company purchased, in February 2003 for $125,000, a three year 4% LIBOR CAP on $10 million of the Company’s floating rate debt. The Company averaged $23,113,000 of variable rate debt during the three months ended May 31, 2005. If interest rates had been 10% higher during the three months ended May 31, 2005, the Company’s interest expense would have increased by $39,000.

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

As discussed in Item 9A of the Company’s Annual Report on Form 10-K filed on June 15, 2005, the Company has concluded that the procedures to reconcile intercompany balances, record debt related to the acquisition of a subsidiary, and ensure the documentation and review of all consolidating adjusting journal entries were not effective. The Company is continuing its assessment of the corrective actions necessary to cure these material weaknesses, including, but not limited to (1) retention of additional personnel to respond to the financial reporting and control complexities associated with the Company’s expanding operations; (2) developing and implementing additional control procedures over the recording of intercompany transactions, reconciliation of intercompany balances, and monitoring of compliance with those procedures; and (3) developing and implementing additional control procedures over the initiation and review of adjusting journal entries.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls or any related mitigating actions can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

(b) Changes in Internal Controls Over Financial Reporting.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect such internal controls subsequent to the date of our most recent evaluation.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

There were no material developments in any legal proceedings to which the Company is a party during the quarter ended May 31, 2005.

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company(1)

3.2	By-Laws of the Company, as amended(2)

3.3	Form of Indemnification Agreement executed by Officers and Directors of the Company(1)

4.1	Form specimen Certificate for Common Stock of the Company(1)

4.2	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering(1)

4.3	Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000)(3)

4.4	Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70), and IBJ Schroeder as Escrow Agent ($500,000)(3)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477) filed with the Securities and Exchange Commission, and incorporated herein by reference.
(2)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 1997, and incorporated herein by reference.
(3)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Q.E.P. CO., INC.

Dated: July 15, 2005	By:	/s/ Lewis Gould
Lewis Gould
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: July 15, 2005	By:	/s/ Marc P. Applebaum
Marc P. Applebaum
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.