Form 10-Q
period 2005-08-31
QEP CO INC
filed 2005-10-14
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,458,288 SHARES ($.001 PAR VALUE)

AS OF OCTOBER 14, 2005

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from the Company’s audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended		Three Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Net sales	$105,672,281	$85,695,129	$54,413,542	$42,590,802

Cost of goods sold	74,067,686	56,764,803	38,546,130	28,272,627

Gross profit	31,604,595	28,930,326	15,867,412	14,318,175

Costs and expenses:

Shipping	10,320,336	8,697,028	5,285,843	4,288,044
General and administrative	9,222,434	7,455,428	4,639,797	3,716,557
Selling and marketing	9,963,881	8,201,238	5,132,521	4,016,590
Other (income) expense	(1,006,206)	129,244	(358,271)	38,678

	28,500,445	24,482,938	14,699,890	12,059,869

Operating income	3,104,150	4,447,388	1,167,522	2,258,306

Interest expense, net	1,130,657	629,846	643,395	320,162

Income before provision for income taxes	1,973,493	3,817,542	524,127	1,938,144

Provision for income taxes	851,766	1,439,521	172,214	722,289

Net income	$1,121,727	$2,378,021	$351,913	$1,215,855

Basic earnings per common share	$0.32	$0.69	$0.10	$0.35

Diluted earnings per common share	$0.31	$0.65	$0.10	$0.33

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2005	February 28, 2005
	(UNAUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$459,858	$1,869,184
Accounts receivable, less allowance for doubtful accounts of approximately $511,000 and $288,000 at August 31, 2005 and February 28, 2005, respectively	29,448,404	27,015,754
Inventories	32,583,424	29,928,905
Prepaid expenses	1,626,622	2,047,489
Deferred income taxes	592,690	456,570

Total current assets	64,710,998	61,317,902

Property and equipment, net	8,692,862	9,186,164
Deferred income taxes	188,909	182,191
Goodwill	16,499,971	12,931,482
Other intangible assets, net	3,079,935	2,808,047
Other assets	583,415	682,631

Total Assets	$93,756,090	$87,108,417

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Lines of credit	$24,285,951	$24,702,540
Current maturities of long term debt	2,632,503	2,445,580
Acquisition notes payable	1,650,039	1,026,344
Accounts payable	18,240,447	17,144,036
Accrued liabilities	5,063,124	4,630,170
Warrant put liability	940,950	—

Total current liabilities	52,813,014	49,948,670

Notes payable	6,526,580	4,488,400
Acquisition notes payable	4,429,274	2,043,799
Warrant put liability	—	782,609

Total Liabilities	63,768,868	57,263,478

Commitments and contingencies

Shareholders’ Equity
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding	336,660	336,660
Common stock, 20,000,000 shares authorized, $.001 par value; 3,458,288 shares and 3,456,800 shares issued and outstanding at August 31, 2005 and February 28, 2005, respectively	3,458	3,457
Additional paid-in capital	9,539,497	9,529,520
Retained earnings	24,090,047	22,976,101
Cost of stock held in treasury	(542,845)	(542,845)
Accumulated other comprehensive income	(3,439,595)	(2,457,954)

Total Shareholders’ Equity	29,987,222	29,844,939

Total Liabilities and Shareholders’ Equity	$93,756,090	$87,108,417

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 31, 2005	August 31, 2004
Cash flows from operating activities:
Net income	$1,121,727	$2,378,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,048,214	1,257,262
Change in fair value of warrant put liability	158,341	95,000
Bad debt expense	222,673	102,024
Gain on sale of business	(1,120,000)	—
Deferred income taxes	(147,818)	191,084
Changes in assets and liabilities, net of sale and acquisitions:
Accounts receivable	(2,704,456)	(2,264,637)
Inventories	(490,395)	(3,200,168)
Prepaid expenses	420,867	98,935
Other assets	(307,277)	(72,586)
Accounts payable and accrued liabilities	1,139,720	1,206,699

Net cash provided by (used in) operating activities	341,596	(208,366)

Cash flows from investing activities:

Acquisition consideration, net of cash acquired	(2,330,000)	(2,051,433)
Capital expenditures	(815,862)	(463,270)

Net cash used in investing activities	(3,145,862)	(2,514,703)

Cash flows from financing activities:

Net (payments) borrowings under lines of credit	(47,477)	3,966,196
Borrowings of long term debt	3,208,722	750,540
Repayments of long term debt	(954,612)	(1,450,304)
Repayments of acquisition debt	(482,146)	(315,966)
Purchase of treasury stock	(60,000)	(61,500)
Proceeds from exercise of stock options	9,978	254,824
Dividends	(7,781)	(4,988)

Net cash provided by financing activities	1,666,684	3,138,802

Foreign currency translation adjustment	(271,744)	(291,653)

Net (decrease) increase in cash	(1,409,326)	124,080
Cash and cash equivalents at beginning of period	1,869,184	956,608

Cash and cash equivalents at end of period	$459,858	$1,080,688

Supplemental disclosure of cash flow information:

Interest paid	$821,581	$680,172
Income taxes paid	$203,695	$1,053,272

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 2005 of the Company as filed with the SEC. The February 28, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended August 31, 2005 are not necessarily indicative of the results for the full fiscal year ending February 28, 2006.

Note 2. Acquisition

In May 2005, the Company purchased the flooring adhesives manufacturing assets of a company in the United States. Consideration for the purchase included cash of $830,000, issuance of a four-year, non-interest-bearing $4,000,000 note, and sale of the Company’s carpet seaming tape distribution business. A summary of the fair value of assets acquired, liabilities assumed and expenses incurred in connection with this acquisition follows:

Cash consideration paid	$830,000
Fair value of carpet seaming tape distribution business	1,500,000
Discounted value of notes payable issued	3,511,894

Total consideration	5,841,894
Less: Fair value of assets acquired:
Inventory	1,734,991
Property and equipment	448,110
Identifiable intangibles	348,206

3,310,587
Plus: Fair value of liability assumed and accrued expenses	389,645

Goodwill	$3,700,232

Note 3. Inventories

Inventories consist of the following:

	August 31, 2005	February 28, 2005
Raw materials and work-in process	$5,423,276	$4,310,997
Finished goods	27,160,148	25,617,908

	$32,583,424	$29,928,905

Note 4. Goodwill and Other Intangible Assets

The Company performs a fair value based impairment test relating to the carrying value of the Company’s goodwill during the second quarter of each fiscal year. Based on the most recent impairment test, the Company determined that there was no impairment to goodwill.

The Company’s intangible assets are subject to amortization as follows:

		August 31, 2005		February 28, 2005
	Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	20 years	$2,970,850	$(741,707)	$2,866,660	$(668,772)
Other Intangibles	5 years	1,154,240	(303,448)	875,738	(265,579)

		$4,125,090	$(1,045,155)	$3,742,398	$(934,351)

Amortization expense for intangible assets during the first six months of fiscal 2006 and 2005 was $121,087 and $67,668, respectively. Estimated amortization expense is approximately $265,000 for each of the five fiscal years ending February 28, 2006 through 2010.

Note 5. Debt

The Company has a loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage financing and term note financing. In March 2005, the Company amended the facility to consolidate the Company’s term notes and to increase the amount of borrowing capacity under the revolving facility to $27 million through February 2006 and $29 million thereafter using the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving facility also was extended to July 2008. In addition, in June 2005, the loan agreement was amended and the Company received a waiver of compliance with certain financial covenants.

In connection with the acquisition described in Note 2, the Company issued a four-year, non-interest-bearing $4,000,000 note due in annual installments of $1,000,000. The principle balance of the note is discounted at an imputed interest rate of 5.20%; the unamortized discount at August 31, 2005 was $427,000.

Note 6. Stock Options

The Company has granted stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. Compensation expense is recorded at the date of grant when the exercise price of the stock option is less than the market price of the underlying stock.

If compensation cost had been determined at the grant date based on the fair value of stock option awards, the Company’s net income and diluted earnings per share for the six months ended August 31, 2005 and 2004 would have been as follows:

	Six Months Ended August 31
	2005	2004
Net income
As reported	$1,122,000	$2,378,000
Pro forma	$1,055,000	$2,145,000
Diluted earnings per share
As reported	$0.31	$0.65
Pro forma	$0.29	$0.59

Note 7. Income Taxes

French tax authorities have disallowed certain bad debt deductions from prior years (the “bad debt deductions”) of a wholly-owned subsidiary and assessed additional income taxes of approximately $365,000, including interest and penalties. In addition, during the current fiscal quarter, French tax authorities have assessed income and value added taxes on certain transactions of the same subsidiary (the “transaction assessment”) of approximately $685,000, including interest and penalties. The Company is appealing the disallowed bad debt deduction and believes that adequate provision has been made for any liability related to that assessment. The Company has disputed the transaction assessment and is in the early stages of appealing the assessment; no provision has been made in the financial statements related to this assessment because the ultimate liability, if any, cannot be reasonably determined.

Note 8. Other Income and Expense

Other (income) expense includes the following:

	Six Months Ended		Three Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Gain on sale of carpet seaming tape business	$(1,120,000)	$—	$—	$—
Change in the fair value of warrant put liability	158,341	95,000	(346,159)	25,000
Other (income) expense	(44,547)	34,244	(12,112)	13,678

	$(1,006,206)	$129,244	$(358,271)	$38,678

Note 9. Earnings per Share

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

Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares, which are not used when the effect is anti-dilutive. For the six and three months ended August 31, 2005 and 2004, 325,000 common stock equivalent shares related to stock options with an exercise price of $3.63 per share were not used due to their anti-dilutive effect.

For the six and three months ended August 31, 2005, the weighted average number of basic shares of common stock outstanding was 3,457,792 and 3,458,288 respectively. For the six and three months ended August 31, 2004, the weighted average number of basic shares of common stock outstanding was 3,437,508 and 3,448,467 respectively.

For the six and three months ended August 31, 2005, the weighted average number of diluted shares of common stock outstanding was 3,609,778 and 3,601,290 respectively. For the six and three months ended August 31, 2004, the weighted average number of diluted shares of common stock outstanding was 3,647,563 and 3,649,474 respectively.

Note 10. Comprehensive Income

The Company records foreign currency translation adjustments as other comprehensive income. For the six months ended August 31, 2005 and 2004, the Company’s comprehensive income totaled $140,000 and $2,198,000, respectively. For the three months ended August 31, 2005 and 2004, the Company’s comprehensive income totaled $293,000 and $1,127,000, respectively.

Note 11. Contingent Liabilities

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $325,000 and this amount was subsequently increased by $275,000 to $600,000 based on an estimate for the cost of remediation. During fiscal 2005, the Company increased the reserve by an additional $125,000. Through August 31, 2005, the Company has spent approximately $643,000 and anticipates spending additional amounts on ongoing monitoring of wells and other environmental activity at the approximate rate of approximately $30,000 per year for the next several years.

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

During the first half of fiscal year 2006, the Company continued to grow both internally and through the acquisition of certain flooring adhesives manufacturing assets in the United States.

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

These forward-looking statements are based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties that could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditures; the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures; the Company’s dependence upon a limited number of customers for a substantial portion of its sales and the continued success of initiatives with those customers; the success of the Company’s marketing and sales efforts; improvements in productivity and cost reductions; increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; the Company’s ability to maintain and improve its brands; the Company’s reliance upon certain major foreign suppliers; the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it; the level of demand for the Company’s products among existing and potential new customers; the Company’s ability to successfully integrate its acquired businesses; the Company’s dependence upon the efforts of Mr. Lewis Gould, the Company’s Chief Executive Officer, and certain other key personnel; the Company’s ability to successfully integrate new management personnel into the Company; the Company’s ability to accurately predict the number and type of employees required to conduct its operations and the compensation required to be paid to such personnel; the Company’s ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers; the impact of new accounting standards on the Company; the Company’s belief that there will be no future adverse effect on the fair value of the Company’s goodwill or other intangible assets; decisions by management related to accounting issues, regulation and litigation matters; the general economic conditions in North America and the world; and other risks and uncertainties described elsewhere herein.

All forward-looking statements included herein are made only as of the date such statements are made and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

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

The Company may be unable to pass on increases in the costs of raw materials and finished goods to its customers.

The costs of many of the Company’s raw materials for the manufacture of flooring adhesives and tile spacers vary with market conditions. In addition, the costs of many of the Company’s finished goods are impacted by changes in raw materials costs, freight costs and currency exchange rates. The Company’s ability to pass increases in costs on to its customers varies depending on the product line, and the rate and magnitude of any increase. There may be periods of time during which increases in these costs cannot be recovered, which may have a material adverse effect on the Company’s results of operations.

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

The Company estimates that a 10% change in the value of the U.S. dollar against local currencies would have changed its first half and second quarter operating income by approximately $101,000 and $27,000, respectively, in fiscal 2006 and approximately $144,000 and $39,000, respectively, in fiscal 2005. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

In addition, a substantial portion of the Company’s finished goods are purchased in US dollars from foreign suppliers whose prices may be influenced by fluctuations in currency exchange rates.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquate its net investment. As of August 31, 2005, the net foreign currency translation adjustments reduced shareholders’ equity by $3.4 million.

The Company is exposed to fluctuations in interest rates.

A substantial portion of the Company’s debt bears interest at rates that vary with changes in market indexes. As such, the Company is exposed to the risk of fluctuations in market interest rates. In order to limit the effect of changes in market interest rates the Company purchased, in February 2003 for $125,000, a three year 4% LIBOR CAP on $10 million of the Company’s floating rate debt.

If interest rates had been 10% higher during the six and three month periods ended August 31, 2005, the Company’s interest expense would have increased by $81,000 and $42,000, respectively.

The Company fails to identify suitable acquisition candidates, complete acquisitions or integrate successfully the operations of businesses it may acquire.

As part of its business strategy, the Company has pursued acquisitions that enhance its current product line and distribution channels both in the United States and around the world. Although the Company may continue to regularly evaluate acquisition opportunities, it may not be able to successfully identify suitable acquisition candidates, obtain sufficient financing on acceptable terms to fund acquisitions, or profitably manage the acquired businesses. In addition, the Company may not be able to successfully integrate the acquired operations and the acquired operations may not achieve the expected results. Any of these events may have a material adverse effect on the Company’s results of operations.

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

The Company’s industry is highly competitive. The Company faces competition from a large number of manufacturers and independent distributors. Many of its competitors are larger, have longer operating histories and have greater resources and access to capital than the Company. In order to maintain the Company’s competitive position, the Company will need to continue to develop new products and expand its customer base both domestically and internationally. Competitive pressures may also result in decreased demand for the Company’s products. Any of these factors could have a material adverse effect on the Company.

Results of Operations

Six months ended August 31, 2005 compared to six months ended August 31, 2004

Net sales for the six months ended August 31, 2005 (the “fiscal 2006 period”) were $105,672,000 compared to $85,695,000 for the six months ended August 31, 2004 (the “fiscal 2005 period”), an increase of $19,977,000 or 23.3%. Sales of flooring adhesives, including acquired operations, represented $9,243,000 of the increase, while acquisitions other than acquired flooring adhesives operations and changes in exchange rates represented $2,636,000 and $1,521,000 of the increase, respectively. The balance of the increase was a result of further penetration of the Company’s existing offerings across more home center locations and distribution customers.

Gross profit for the fiscal 2006 period was $31,605,000 compared to $28,930,000 for the fiscal 2005 period, an increase of $2,675,000 or 9.2%. As a percentage of net sales, gross profit decreased to 29.9% in the fiscal 2006 period from 33.8% in the fiscal 2005 period. The decrease in gross profit as a percentage of sales principally resulted from (1) increases in the costs of raw materials and finished goods related to, among other matters, increases in the costs of crude oil and other commodities, (2) the relative increase in flooring adhesives sales that have lower overall margins than specialty tools, and (3) increased rebates associated with increased sales volumes to our larger customers. Further, $962,000 of the increase in gross profit was the result of acquisitions other than flooring adhesives and $484,000 of the change was a result of changes in currency exchange rates.

Overall, the pricing of individual product offerings has increased modestly. In addition, the Company is seeking additional price increases that reflect recent cost increases and is actively managing its flooring adhesive product offerings in order to raise overall adhesive margins.

Shipping expenses for the fiscal 2006 period were $10,320,000 compared to $8,697,000 for the fiscal 2005 period, an increase of $1,623,000 or 18.7%. As a percentage of net sales these expenses decreased to 9.8% from 10.1% in the fiscal 2005 period, which resulted from spreading certain fixed costs across a larger sales base offset by increases in freight rates charged by common carriers due to increases in fuel costs. Acquisitions accounted for $163,000 of the increase but at a lower percentage of sales. Changes in currency exchange rates accounted for $105,000 of the increase. The remaining increase was a result of the increase in volume.

General and administrative expenses for the fiscal 2006 period were $9,222,000 compared to $7,455,000 for the fiscal 2005 period, an increase of $1,767,000 or 23.7%. As a percentage of net sales, these expenses remained constant at 8.7% in both the fiscal 2006 and 2005 periods. The increase was predominantly related to depreciation of merchandising displays, acquisitions, non-recurring professional fees, increases in personnel costs and changes in exchange rates of $583,000, $493,000, $200,000, $179,000 and $143,000, respectively, offset by a $440,000 decrease in accrued bonuses.

Selling and marketing costs for the fiscal 2006 period were $9,964,000 compared to $8,201,000 for the fiscal 2005 period, an increase of $1,763,000 or 21.5%. As a percentage of net sales these costs decreased to 9.4% in the fiscal 2006 period from 9.6% in the fiscal 2005 period as a result of certain fixed costs being absorbed by a higher volume of sales. Acquisitions and changes in currency exchange rates represented approximately $214,000, and $153,000 of the increase, respectively. The balance is a result of the increase in sales commissions and fees as a result of the increase in volume for the quarter.

Other income was $1,006,000 for the fiscal 2006 period compared to other expense of $129,000 for the fiscal 2005 period. The fiscal 2006 period includes a gain of $1,120,000 as a result of the sale of the Company’s carpet seaming tape distribution business in connection with its purchase of a flooring adhesive business. The balance of other expenses for both the fiscal 2006 and the fiscal 2005 periods was predominantly associated with the change in the warrant put liability.

Net interest expense increased to $1,131,000 in the fiscal 2006 period from $630,000 in the fiscal 2005 period. The increase is a result of the increase in borrowings to fund the Company’s fiscal 2006 and fiscal 2005 acquisitions, as well as an increase in interest rates. Interest income was not significant for the fiscal 2006 and fiscal 2005 periods.

The provision for income taxes was $852,000 in the fiscal 2006 period compared to $1,440,000 in the fiscal 2005 period. The effective tax rate was 43.2% for the fiscal 2006 period and 37.7% for the fiscal 2005 period. The provision is based upon the most recent statutory tax rates available in every jurisdiction in which the Company operates as adjusted for nondeductible items, principally the change in the warrant put liability, and for tax contingencies.

Net income for the fiscal 2006 period was $1,122,000 compared to $2,378,000 in the fiscal 2005 period. Net income as a percentage of sales decreased to 1.1% in the fiscal 2006 period compared to 2.8% in the fiscal 2005 period primarily as a result of the decrease in margins and for the other reasons outlined above.

Three months ended August 31, 2005 compared to three months ended August 31, 2004.

Net sales for the three months ended August 31, 2005 (the “fiscal 2006 period”) were $54,414,000 compared to $42,591,000 for the three months ended August 31, 2004 (the “fiscal 2005 period”), an increase of $11,823,000 or 27.8%. Sales of flooring adhesives, including acquired operations, represented $5,299,000 of the increase, while acquisitions other than acquired flooring adhesives operations and changes in exchange rates represented $1,133,000 and $616,000 of the increase, respectively. The balance of the increase was a result of further penetration of the Company’s existing offerings across more home center locations and distribution customers.

Gross profit for the fiscal 2006 period was $15,867,000 compared to $14,318,000 for the fiscal 2005 period, an increase of $1,549,000 or 10.8%. As a percentage of net sales, gross profit decreased to 29.2% in the fiscal 2006 period from 33.6% in the fiscal 2005 period. The decrease in gross profit as a percentage of sales principally resulted from (1) increases in the costs of raw materials and finished goods related to, among other matters, increases in the costs of crude oil and other commodities, (2) the relative increase in flooring adhesives sales that have lower overall margins than specialty tools, and (3) increased rebates associated with increased sales volumes to our larger customers. Further, $410,000 of the increase in gross profit was the result of acquisitions other than flooring adhesives and $175,000 of the change was a result of changes in currency exchange rates.

Overall, the pricing of individual product offerings has increased modestly. In addition, the Company is seeking additional price increases that reflect recent cost increases and is actively managing its flooring adhesive product offerings in order to raise overall adhesive margins.

Shipping expenses for the fiscal 2006 period was $5,286,000 compared to $4,288,000 for the fiscal 2005 period, an increase of $998,000 or 23.3%. As a percentage of net sales these expenses decreased to 9.7% from 10.1% in the fiscal 2005 period, which resulted from spreading certain fixed costs across a larger sales base offset by increases in freight rates charged by common carriers due to increases in fuel costs. Acquisitions accounted for $64,000 of the increase but at a lower percentage of sales. Changes in currency exchange rates accounted for $41,000 of the increase. The remaining increase was a result of the increase in volume.

General and administrative expenses for the fiscal 2006 period were $4,640,000 compared to $3,717,000 for the fiscal 2005 period, an increase of $923,000 or 24.8%. As a percentage of net sales, these expenses decreased to 8.5% in the fiscal 2006 period from 8.7% in the fiscal 2005 period. The increase predominantly related to depreciation of merchandising displays, acquisitions, increases in personnel costs and changes in exchange rates of $293,000, $260,000, $160,000 and $46,000, respectively, offset by a $472,000 decrease in accrued bonuses (including the reversal of $236,000 of bonuses accrued during the first quarter of the current fiscal year).

Selling and marketing costs for the fiscal 2006 period were $5,133,000 compared to $4,017,000 for the fiscal 2005 period, an increase of $1,116,000 or 27.8%. As a percentage of net sales these costs remained constant at 9.4% in both the fiscal 2006 and 2005 periods as a result of certain fixed costs being absorbed by a higher volume of sales offset by increases from acquisitions and changes in currency exchange rates of approximately $102,000, and $69,000, respectively, and increased sales commissions and fees as a result of the increase in volume for the quarter.

Other income was $358,000 for the fiscal 2006 period compared to other expense of $39,000 for the fiscal 2005 period. The fiscal 2006 income principally results from the change in the warrant put liability.

Net interest expense increased to $643,000 in the fiscal 2006 period from $320,000 in the fiscal 2005 period. The increase is a result of the increase in borrowings to fund the Company’s fiscal 2006 and fiscal 2005 acquisitions, as well as an increase in interest rates. Interest income was not significant for the fiscal 2006 and fiscal 2005 periods.

The provision for income taxes was $172,000 in the fiscal 2006 period compared to $722,000 in the fiscal 2005 period. The effective tax rate was 32.9% for the fiscal 2006 period and 37.7% for the fiscal 2005 period. The provision is based upon the most recent statutory tax rates available in every jurisdiction in which the Company operates as adjusted for nondeductible items, principally the change in the warrant put liability, and for tax contingencies.

Net income for the fiscal 2006 period was $352,000 compared to $1,216,000 in the fiscal 2005 period. Net income as a percentage of net sales decreased to 0.6% in the fiscal 2006 period compared to 2.9% in the fiscal 2005 period primarily as a result of the decrease in margins and for the other reasons outlined above.

Liquidity and Capital Resources

Working capital increased to $11,898,000 as of August 31, 2005 from $11,369,000 at February 28, 2005, an increase of $529,000 primarily as a result of (1) net assets acquired in connection with the purchase of a United States flooring adhesives manufacturing operation in March 2005 net of debt issued to fund the purchase, (2) the refinancing of the Company’s term loan facility and (3) operating profits, offset by (4) the classification of the warrant put liability as a current liability. The warrant put liability has been classified as a current liability starting with the fiscal 2006 period because the warrant can be “put” to the Company on and after April 5, 2006, although that is not necessarily indicative of the point in time at which that obligation will require the use of Company funds.

Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

Net cash provided by operating activities during the six month period ended August 31, 2005 (the “fiscal 2006 period”) was $342,000 compared to cash used in operations of $208,000 for the six months ended August 31, 2005 (the “fiscal 2005 period”). The increase of $550,000 in cash provided by operations is substantially the result of an investment in inventories net of acquisitions in the fiscal 2006 period of $2,710,000 less than the fiscal 2005 period, offset by a decrease of $1,740,000 in the Company’s net income as adjusted for non-cash charges, and an increase in accounts receivable, accounts payable and accrued liabilities of $507,000.

Net cash used in investing activities was $3,146,000 in the fiscal 2006 period compared to $2,515,000 for the comparable period in fiscal 2005. The increase in cash used in investing activities of $631,000 is the result of a modest increase in cash being used in the current fiscal year for acquisitions and an increase during the current fiscal year for capital expenditures, principally related to upgraded computer systems.

Net cash provided by financing activities was $1,667,000 in the fiscal 2006 period compared to $3,139,000 in the fiscal 2005 period. The change is principally the result of a reduction in total debt repayments of $1,226,000 during the fiscal 2006 period when compared to the fiscal 2005 period as a result of the Company’s refinancing of its term loan facility.

In March 2005, the Company consolidated its term loans and received an additional $3 million in term loan financing. Under the terms of the new agreement, which will mature in 2008, the Company will pay $166,000 per month for 36 consecutive months. The agreement also increased the Company’s borrowing capacity under a revolving loan facility to $27 million through February 2006 and $29 million thereafter using the same formula for eligible accounts receivable and inventory that previously existed for the Company. The term loan has an interest rate that ranges from LIBOR plus 2.125% to LIBOR plus 2.625% (6.325% at August 31, 2005) while the revolver rate ranges from LIBOR plus 1.50% to LIBOR plus 2.00% (5.70% at August 31, 2005) and are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures, and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At August 31, 2005, the Company had $4,828,000 available for future borrowings under its revolving loan facility net of $378,000 in outstanding letters of credit. During the fiscal 2006 period, the Company became aware that it was in violation of financial covenants under the Company’s credit facility with its senior lender that required the Company to maintain a certain senior debt to trailing EBITDA ratio and a certain fixed charge coverage ratio as of February 28, 2005. In June 2005 the Company’s loan agreements were further amended to remove and relax certain of the financial covenants for periods during and subsequent to fiscal 2005.

During the six month period ended August 31, 2005, the Company borrowed $14,163,000 and repaid $14,210,000 under all revolving credit facilities. This resulted in an average outstanding indebtedness under lines of credit of $24,494,000 during the period.

In July 2003, the Company refinanced its mortgage loan in Canada and financed its expansion of the Canadian facility. The balance of the mortgage at August 31, 2005 of CAD 2,264,000 (approximately US$1.9 million) is being amortized over a 15-year period. The mortgage bears interest at LIBOR plus 2.00% and will mature in October 2007. The mortgage loan requires principal payments of approximately CAD 14,000 per month.

In May 2003, the Company prepaid its subordinated loan facility with HillStreet Fund LP (“HillStreet”). Funding for this prepayment came from a second term facility provided by the Company’s two financial lenders under its then existing facilities. This term facility required monthly payments of $125,000 during the first five months and $141,667 monthly thereafter. The interest on this loan was LIBOR plus 3.25% and was consolidated with the Company’s other term loan in connection with the March 2005 refinancing.

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

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventories and accounts receivable and that is guaranteed by the Company. At August 31, 2005, the maximum permitted borrowing was AUD 2,200,000 (approximately US $1.6 million), of which AUD 2,067,000 was utilized.

The Company’s Australian subsidiary also has two term loan facilities with an Australian financial institution that are guaranteed by the Company and that provide financing of up to AUD 2,125,000 (approximately US $1.6 million). These term facilities expire in April 2007 and June 2008, respectively, and require quarterly payments of AUD 550,000 (approximately US $0.4 million) and a final balloon payment.

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

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued two unsecured notes. The first note was amended on February 2, 2004 to extend the final $250,000 due as of February 29, 2004 to October 10, 2006 with interest payable quarterly at 7%. The final payment of the second note was made on July 1, 2005.

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

Impact of Inflation and Changing Prices

The Company has experienced inflation related to the purchase of raw materials and finished goods. In addition to the relative increase in flooring adhesives sales that have lower overall margins than specialty tools, the Company believes that the change in its gross profit is directly affected by the change in the price of its raw materials and finished goods. The Company cannot accurately determine the extent of inflation on net sales, although to date, it has been only able to increase prices to a small portion of its customer base.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk results primarily from fluctuations in interest rates. In addition the Company has international subsidiaries that expose the financial condition and results of operations to fluctuations in currency exchange rates. For the six months ended August 31, 2005, the exchange rate fluctuation was not material to the financial condition or results of operations of the Company.

In order to limit the effect of changes in interest rates, the Company purchased, in February 2003 for $125,000, a three year 4% LIBOR CAP on $10 million of the Company’s floating rate debt. The Company averaged $24,494,000 and $24,904,000 of variable rate debt during the six and three month periods ended August 31, 2005, respectively. If interest rates had been 10% higher during the six and three month periods ended August 31, 2005, the Company’s interest expense would have increased by $81,000 and $42,000, respectively.

The Company issued 325,000 warrants associated with certain of its previously existing subordinated debt. These warrants contain put and call provisions as defined in the agreement. If the fair value of the warrant changes by $0.10 in any period, the effect on the Company would be an adjustment to earnings of $32,500 for that period.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

As discussed in Item 9A of the Company’s Annual Report on Form 10-K filed on June 15, 2005, the Company has concluded that the procedures to reconcile intercompany balances, record debt related to the acquisition of a subsidiary, and ensure the documentation and review of all consolidating adjusting journal entries were not effective. The Company is continuing its assessment and implementation of the corrective actions necessary to cure these material weaknesses, including, but not limited to (1) retention of additional personnel to respond to the financial reporting and control complexities associated with the Company’s expanding operations; (2) developing and implementing additional control procedures over the recording of intercompany transactions, reconciliation of intercompany balances, and monitoring of compliance with those procedures; and (3) developing and implementing additional control procedures over the initiation and review of adjusting journal entries. On July 19, 2005, representatives of the Company met with representatives of the Securities and Exchange Commission to explain the restatement described in Note C to the consolidated financial statements included in the Company’s Annual Report on Form-K for the year ended February 28, 2005. Since that meeting, no questions or requests for additional information have been made by the Securities and Exchange Commission.

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

(b) Changes in Internal Controls Over Financial Reporting.

The Company has taken certain steps in order to moderate the effects of the material weaknesses described in Item 4(a) above, including hiring an additional senior accountant experienced in international consolidations, implementing a review of current period inter-company transactions and implementing certain review procedures related to consolidating adjusting journal entries.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments in any legal proceedings to which the Company is a party during the quarter ended August 31, 2005.

Item 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on July 27, 2005. The following matters were voted upon at the Annual Meeting:

(i)	The election of the following five members to the Company’s Board of Directors:

Geary Cotton	Votes for:	2,047,449	Votes withheld:	6,250
Leonard Gould	Votes for:	2,010,713	Votes withheld:	43,885
Lewis Gould	Votes for:	2,047,924	Votes withheld:	5,675
Christian Nast	Votes for:	2,042,874	Votes withheld:	10,725
Emil Vogel	Votes for:	2,046,224	Votes withheld:	7,375

There were no broker non-votes cast with respect to this proposal.

(ii)	The ratification of the appointment of Grant Thornton LLP as the Company’s independent certified public accountants for the fiscal year ending February 28, 2006.

For:	2,050,999
Against:	2,500
Abstain:	100

There were no broker non-votes cast with respect to this proposal.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (1)

3.2	By-Laws of the Company, as amended though August 20, 2004 (2)

4.1	Form specimen Certificate for Common Stock of the Company (1)

4.2	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering (1)

4.3	Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) (3)

4.4	Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70), and IBJ Schroeder as Escrow Agent ($500,000) (3)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477) filed with the Securities and Exchange Commission on July 2, 1996, and incorporated herein by reference.
(2)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 14, 2004, and incorporated herein by reference.
(3)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Q.E.P. CO., INC.

Dated: October 14, 2005	By:	/s/ Lewis Gould
Lewis Gould
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: October 14, 2005	By:	/s/ Marc P. Applebaum
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