Form 10-Q
period 2005-11-30
QEP CO INC
filed 2006-01-12
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-21161

Q.E.P. CO., INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2983807
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1001 Broken Sound Parkway

Boca Raton, Florida 33487

(Address of Principal Executive Offices) (Zip Code)

(561) 994-5550

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,458,288 SHARES ($.001 PAR VALUE)

AS OF JANUARY 12, 2006

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from the Company’s audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended November 30		Three Months Ended November 30
	2005	2004	2005	2004
Net sales	$159,947,430	$128,904,931	$54,275,149	$43,209,802

Cost of goods sold	112,539,383	86,085,192	38,471,697	29,320,389

Gross profit	47,408,047	42,819,739	15,803,452	13,889,413

Costs and expenses:
Shipping	15,415,878	12,826,832	5,095,542	4,129,804
General and administrative	13,328,512	11,016,218	4,231,004	3,560,790
Selling and marketing	14,972,374	12,302,595	5,008,493	4,101,357
Restructuring costs	615,054	—	490,128	—
Other (income) expense	(1,143,580)	125,482	(137,374)	(3,762)

	43,188,238	36,271,127	14,687,793	11,788,189

Operating income	4,219,809	6,548,612	1,115,659	2,101,224

Interest expense, net	1,811,491	997,227	680,834	367,381

Income before provision for income taxes	2,408,318	5,551,385	434,825	1,733,843

Provision for income taxes	1,003,426	1,972,559	151,660	533,038

Net income	$1,404,892	$3,578,826	$283,165	$1,200,805

Basic earnings per common share	$0.40	$1.04	$0.08	$0.35

Diluted earnings per common share	$0.39	$0.98	$0.08	$0.33

The accompanying notes are an integral part of these statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2005	February 28, 2005
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$1,094,595	$1,869,184
Accounts receivable, less allowance for doubtful accounts of approximately $505,000 and $288,000 at November 30, 2005 and February 28, 2005, respectively	31,341,289	27,015,754
Inventories	31,991,919	29,928,905
Prepaid expenses	1,414,981	2,047,489
Deferred income taxes	684,016	456,570

Total current assets	66,526,800	61,317,902

Property and equipment, net	8,204,376	9,186,164
Deferred income taxes	188,909	182,191
Goodwill	16,790,868	12,931,482
Other intangible assets, net	3,034,092	2,808,047
Other assets	348,675	682,631

Total Assets	$95,093,720	$87,108,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Lines of credit	$25,045,251	$24,702,540
Current maturities of long term debt	2,621,688	2,445,580
Acquisition notes payable	1,845,193	1,026,344
Accounts payable	18,741,448	17,144,036
Accrued liabilities	5,898,825	4,630,170
Warrant put liability	914,817	—

Total current liabilities	55,067,222	49,948,670

Notes payable	5,827,350	4,488,400
Acquisition notes payable	4,166,259	2,043,799
Warrant put liability	—	782,609

Total Liabilities	65,060,831	57,263,478

Commitments and contingencies

Shareholders’ Equity
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding	336,660	336,660
Common stock, 20,000,000 shares authorized, $.001 par value; 3,458,288 shares and 3,456,800 shares issued and outstanding at November 30, 2005 and February 28, 2005, respectively	3,458	3,457
Additional paid-in capital	9,539,497	9,529,520
Retained earnings	24,373,212	22,976,101
Cost of stock held in treasury	(542,845)	(542,845)
Accumulated other comprehensive income	(3,677,093)	(2,457,954)

Total Shareholders’ Equity	30,032,889	29,844,939

Total Liabilities and Shareholders’ Equity	$95,093,720	$87,108,417

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	November 30, 2005	November 30, 2004
Cash flows from operating activities:

Net income	$1,404,892	$3,578,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,101,457	1,937,238
Change in fair value of warrant put liability	132,208	95,000
Bad debt expense	327,650	132,558
Gain on sale of business	(1,120,000)	—
Deferred income taxes	(234,164)	257,319
Changes in assets and liabilities, net of sale and acquisitions:
Accounts receivable	(4,551,676)	(3,674,638)
Inventories	303,411	(1,175,998)
Prepaid expenses	633,999	(962,008)
Other assets	(620,820)	(469,255)
Accounts payable and accrued liabilities	2,307,079	1,699,372

Net cash provided by operating activities	1,684,036	1,418,414

Cash flows from investing activities:

Acquisition consideration, net of cash acquired	(2,512,281)	(1,910,413)
Capital expenditures	(1,267,177)	(735,863)

Net cash used in investing activities	(3,779,458)	(2,646,276)

Cash flows from financing activities:

Net borrowings under lines of credit	899,878	3,860,987
Borrowings of long term debt	3,224,478	750,540
Repayments of long term debt	(1,677,011)	(2,229,413)
Repayments of acquisition debt	(870,555)	(1,475,556)
Purchase of treasury stock	(90,000)	(91,500)
Proceeds from exercise of stock options	9,978	254,824
Dividends	(7,781)	(10,574)

Net cash provided by financing activities	1,488,987	1,059,308

Foreign currency translation adjustment	(168,154)	184,806

Net (decrease) increase in cash	(774,589)	16,252
Cash and cash equivalents at beginning of period	1,869,184	956,608

Cash and cash equivalents at end of period	$1,094,595	$972,860

Supplemental disclosure of cash flow information:

Interest paid	$1,518,952	$925,091
Income taxes paid	$715,727	$1,805,646

The accompanying notes are an integral part of these statements

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended February 28, 2005 of the Company as filed with the SEC. The February 28, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended November 30, 2005 are not necessarily indicative of the results for the full fiscal year ending February 28, 2006.

Note 2. Acquisitions

During the fiscal year ending February 28, 2006, the Company purchased the assets of a flooring adhesives manufacturer in the United States and purchased an Australian distributor of tools and flooring installation products. Consideration for the purchases included cash of $1,012,000, sale of the Company’s carpet seaming tape distribution business and issuance of $3,845,000 principle value of notes. A summary of the preliminary fair values of assets acquired, liabilities assumed and expenses incurred in connection with these acquisitions follows:

Cash consideration paid	$1,012,281
Fair value of carpet seaming tape distribution business	1,500,000
Principle value of notes payable issued	3,844,624

Total consideration	6,356,905
Less: Fair value of assets acquired:
Accounts receivable, net	150,642
Inventories	1,937,292
Property and equipment	454,025
Identifiable intangibles	348,206
Other	1,639

3,465,101
Plus: Fair value of liabilities assumed and accrued expenses	558,988

Goodwill	$4,024,089

Note 3. Inventories

Inventories consist of the following:

	November 30, 2005	February 28, 2005
Raw materials and work-in process	$6,530,502	$4,310,997
Finished goods	25,461,417	25,617,908

	$31,991,919	$29,928,905

Note 4. Goodwill and Other Intangible Assets

The Company performs a fair value based impairment test relating to the carrying value of the Company’s goodwill during the second quarter of each fiscal year. Based on the most recent impairment test, the Company determined that there was no impairment to goodwill.

The Company’s intangible assets are subject to amortization as follows:

	Average Life	November 30, 2005		February 28, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	20 years	$2,965,358	$(779,949)	$2,866,660	$(668,772)
Other Intangibles	5 years	1,171,833	(323,150)	875,738	(265,579)

		$4,137,191	$(1,103,099)	$3,742,398	$(934,351)

Amortization expense for intangible assets during the first nine months of fiscal 2006 and fiscal 2005 was $182,000 and $113,000, respectively. Estimated amortization expense is approximately $250,000 for each of the five fiscal years ending February 28, 2006 through 2010.

Note 5. Debt

The Company has a loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage financing and term note financing. In March 2005, the Company amended the facility to consolidate the Company’s term notes and to increase the amount of borrowing capacity under the revolving facility to $27 million through February 2006 and $29 million thereafter using the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving facility also was extended to July 2008. In June 2005 and December 2005, certain financial covenants of the loan agreement were amended and in June 2005 the Company received a waiver of compliance with certain financial covenants.

In connection with the acquisition of the adhesives manufacturing assets described in Note 2, the Company issued a four-year, non-interest-bearing $4,000,000 note due in annual installments of $1,000,000. The principle balance of the note is discounted at an imputed interest rate of 5.20%; the unamortized discount at November 30, 2005 was $380,000.

In connection with the acquisition of the distributor of tools and flooring installation products described in Note 2, the Company issued a three-year, AUD 450,000 note (approximately US$333,000) bearing interest at the Australian 180-day commercial bill rate (8.61% per annum at November 30, 2005) due in semi-annual installments totaling approximately AUD 150,000 per year.

Note 6. Stock Options

The Company has granted stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. Compensation expense is recorded at the date of grant when the exercise price of the stock option is less than the market price of the underlying stock.

If compensation cost had been determined at the grant date based on the fair value of stock option awards, the Company’s net income and diluted earnings per share for the nine months ended November 30, 2005 and 2004 would have been as follows:

	Nine Months Ended November 30
	2005	2004
Net income
As reported	$1,405,000	$3,579,000
Pro forma	$1,305,000	$3,476,000
Diluted earnings per common share
As reported	$0.39	$0.98
Pro forma	$0.36	$0.95

Note 7. Restructuring Costs

The Company began the process of restructuring one of its foreign operations during the fourth quarter of fiscal year 2005. The aggregate costs of the restructuring, principally related to termination benefits that are expected to continue through fiscal year 2008, are accrued and currently are estimated to aggregate $737,000. Changes in the liability associated with the restructuring follow:

	Nine Months Ended November 30, 2005	Three Months Ended November 30, 2005
Beginning liability	$66,000	$61,000
Costs charged to expense	615,000	490,000
Costs paid or settled	(372,000)	(254,000)
Foreign currency translation adjustment	(21,000)	(9,000)

Ending liability	$288,000	$288,000

Note 8. Income Taxes

French tax authorities have disallowed certain bad debt deductions from prior years (the “bad debt deductions”) of a wholly-owned subsidiary and assessed additional income taxes of approximately $356,000, including interest and penalties. In addition, during the current fiscal year, French tax authorities have assessed income and value added taxes on certain transactions of the same subsidiary (the “transaction assessment”) of approximately $656,000, including interest and penalties. The Company is appealing the disallowed bad debt deduction and believes that adequate provision has been made for any liability related to that assessment. The Company has disputed the transaction assessment and is in the early stages of appealing the assessment; no provision has been made in the financial statements related to this assessment because the ultimate liability cannot be reasonably determined.

Note 9. Other Income and Expense

Other (income) expense includes the following:

	Nine Months Ended November 30		Three Months Ended November 30
	2005	2004	2005	2004
Gain on sale of carpet seaming tape distribution business	$(1,120,000)	$—	$—	$—
Change in the fair value of warrant put liability	132,208	95,000	(26,133)	—
Other (income) expense	(155,788)	30,482	(111,241)	(3,762)

	$(1,143,580)	$125,482	$(137,374)	$(3,762)

Note 10. Earnings per Share

Basic earnings per common share is computed by dividing net income, after deducting preferred stock dividends accumulated, by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income, after deducting preferred stock dividends accumulated, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding.

Diluted common stock equivalent shares consist of stock options and warrant common stock equivalent shares, which are not used when the effect is anti-dilutive. For the nine and three months ended November 30, 2005 and for the nine and three months ended November 30, 2004, 325,000 common stock equivalent shares related to stock options with an exercise price of $3.63 per share were not used due to their anti-dilutive effect.

For the nine and three months ended November 30, 2005, the weighted average number of basic shares of common stock outstanding was 3,457,957 and 3,458,288 respectively. For the nine and three months ended November 30, 2004, the weighted average number of basic shares of common stock outstanding was 3,443,939 and 3,456,800 respectively.

For the nine and three months ended November 30, 2005, the weighted average number of diluted shares of common stock outstanding was 3,605,305 and 3,596,359 respectively. For the nine and three months ended November 30, 2004, the weighted average number of diluted shares of common stock outstanding was 3,649,086 and 3,652,132 respectively.

Note 11. Comprehensive Income

The Company records foreign currency translation adjustments as other comprehensive income. For the nine months ended November 30, 2005 and 2004, the Company’s comprehensive income totaled $186,000 and $3,913,000, respectively. For the three months ended November 30, 2005 and 2004, the Company’s comprehensive income totaled $46,000 and $1,715,000, respectively.

Note 12. Contingent Liabilities

The Company owns or operates, or has owned or operated, properties that are, or have been, used for industrial purposes. Use of these properties may subject the Company to liability relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as a result of exposures to, or release of, hazardous substances. The major environmental laws to which the Company may be subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate or arrange for disposal of hazardous substances.

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water; handling and disposal practices for solid, special and hazardous wastes; and imposing liability for the cost of cleaning up, and certain damages resulting from sites of past spills, disposal or other releases of hazardous substances (together, “Environmental Laws”). Sanctions that may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and clean up costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. The Company’s manufacturing facilities are subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company believes that the cost of compliance with Environmental Laws to date has not been material to the Company. The Company is not currently aware of any situations requiring remedial or other action that would involve a material expense to the Company or that would expose the Company to material liability under Environmental Laws. As the operations of the Company involve the storage, handling, discharge and disposal of substances that are subject to regulation under Environmental Laws, there can be no assurance that the Company will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years; this plan was subsequently approved by the Canadian Ministry of Environment. Through November 30, 2005, the Company has spent $696,000 on the ongoing monitoring of wells and other environmental activities; the Company anticipates spending additional amounts related to these activities at the approximate rate of $30,000 per year for the next several years. At November 30, 2005, the balance of reserves recorded by the Company for this potential environmental liability was $171,000.

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

During the first nine months of fiscal year 2006, the Company continued to grow both internally and through the acquisition of certain flooring adhesives manufacturing assets in the United States and an Australian distributor of tools and flooring installation products.

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

The Company estimates that a 10% change in the value of the U.S. dollar against local currencies would have changed its operating income for the nine and three month periods ended November 30, 2005 by approximately $146,000 and $45,000, respectively, in fiscal 2006 and approximately $255,000 and $107,000, respectively, in fiscal 2005. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

In addition, a substantial portion of the Company’s finished goods are purchased in US dollars from foreign suppliers whose prices may be influenced by fluctuations in currency exchange rates.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of the reporting period. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquate its net investment. As of November 30, 2005, the net foreign currency translation adjustments reduced shareholders’ equity by $3.7 million.

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

If interest rates had been 10% higher during the nine and three month periods ended November 30, 2005, the Company’s interest expense would have increased by $121,000 and $40,000, respectively.

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

The Company’s industry is highly competitive. The Company faces competition from a large number of manufacturers and independent distributors. Many of its competitors are larger, have longer operating histories and have greater resources and access to capital than the Company. In order to maintain the Company’s competitive position, the Company believes it will need to continue to develop new products and expand its customer base both domestically and internationally. Competitive pressures may also result in decreased demand for the Company’s products. Any of these factors could have a material adverse effect on the Company.

Results of Operations

Nine months ended November 30, 2005 compared to nine months ended November 30, 2004

Net sales for the nine months ended November 30, 2005 (the “fiscal 2006 period”) were $159,947,000 compared to $128,905,000 for the nine months ended November 30, 2004 (the “fiscal 2005 period”), an increase of $31,042,000 or 24.1%. Sales of flooring adhesives, including acquired operations, represented $13,206,000 of the increase, while acquisitions other than acquired flooring adhesives operations and changes in exchange rates represented $3,637,000 and $1,660,000 of the increase, respectively. The balance of the increase was a result of further penetration of the Company’s existing offerings across more home center locations and distribution customers.

Gross profit for the fiscal 2006 period was $47,408,000 compared to $42,820,000 for the fiscal 2005 period, an increase of $4,588,000 or 10.7%. As a percentage of net sales, gross profit decreased to 29.6% in the fiscal 2006 period from 33.2% in the fiscal 2005 period. The decrease in gross profit as a percentage of sales principally resulted from (1) increases in the costs of raw materials and finished goods related to, among other matters, increases in the costs of crude oil and other commodities, (2) the relative increase in flooring adhesives sales that have lower overall margins than specialty tools, (3) increased rebates associated with increased sales volumes to our larger customers and (4) the initiation of a direct shipping program with lower gross profit margins but higher margins after expected reductions in related operating expenses. Further, $1,266,000 of the increase in gross profit was the result of acquisitions other than flooring adhesives and $516,000 of the change was a result of changes in currency exchange rates.

Overall, the pricing of individual product offerings has been increasing modestly. The Company is continuing to seek additional price increases that reflect the full impact of recent cost increases and has actively managed its flooring adhesive product offerings in order to improve overall adhesive margins.

Shipping expenses for the fiscal 2006 period were $15,416,000 compared to $12,827,000 for the fiscal 2005 period, an increase of $2,589,000 or 20.2%. As a percentage of net sales these expenses decreased to 9.6% from 10.0% in the fiscal 2005 period, which resulted from spreading certain fixed costs across a larger sales base offset by increases in freight rates charged by common carriers due to increases in fuel costs. Acquisitions accounted for $208,000 of the increase but at a lower percentage of sales. Changes in currency exchange rates accounted for $162,000 of the increase. The remaining increase was a result of the increase in volume.

General and administrative expenses for the fiscal 2006 period were $13,328,000 compared to $11,016,000 for the fiscal 2005 period, an increase of $2,312,000 or 21.0%. As a percentage of net sales, these expenses decreased to 8.3% from 8.5% in the fiscal 2005 period. The increase included the depreciation of merchandising displays, acquisitions, non-recurring professional fees and changes in exchange rates of $874,000, $698,000, $200,000 and $142,000, respectively, offset by a $519,000 decrease in accrued bonuses. The balance of the increase was predominately related to increases in personnel costs.

Selling and marketing costs for the fiscal 2006 period were $14,972,000 compared to $12,302,000 for the fiscal 2005 period, an increase of $2,670,000 or 21.7%. As a percentage of net sales these costs decreased to 9.4% in the fiscal 2006 period from 9.5% in the fiscal 2005 period as a result of certain fixed costs being absorbed by a higher volume of sales. Acquisitions and changes in currency exchange rates represented approximately $258,000, and $109,000 of the increase, respectively. The balance is a result of the increase in sales commissions and fees as a result of the increase in volume for the period.

The Company began the process of restructuring one of its foreign operations during the fourth quarter of fiscal year 2005. The costs of the restructuring relate to termination benefits and the relocation of a warehouse facility.

Other income was $1,144,000 for the fiscal 2006 period compared to other expense of $125,000 for the fiscal 2005 period. The fiscal 2006 period includes a gain of $1,120,000 as a result of the sale of the Company’s carpet seaming tape distribution business in connection with its purchase of a flooring adhesive business. Other expenses for the fiscal 2006 and the fiscal 2005 periods included $132,000 and $95,000, respectively, associated with the change in the warrant put liability. In addition, fiscal 2006 income included insurance recoveries of $73,000.

Net interest expense increased to $1,811,000 in the fiscal 2006 period from $997,000 in the fiscal 2005 period. The increase is a result of the increase in borrowings to fund the Company’s fiscal 2006 and fiscal 2005 acquisitions, as well as an increase in interest rates. Interest income was not significant for the fiscal 2006 and fiscal 2005 periods.

The provision for income taxes was $1,003,000 in the fiscal 2006 period compared to $1,973,000 in the fiscal 2005 period. The effective tax rate was 41.7% for the fiscal 2006 period and 35.5% for the fiscal 2005 period. The provision is based upon the most recent statutory tax rates available in every jurisdiction in which the Company operates as adjusted for nondeductible items, principally the change in the warrant put liability, and for tax contingencies.

Net income for the fiscal 2006 period was $1,405,000 compared to $3,579,000 in the fiscal 2005 period. Net income as a percentage of sales decreased to 0.9% in the fiscal 2006 period compared to 2.8% in the fiscal 2005 period primarily as a result of the decrease in overall gross profit margins and for the other reasons outlined above.

Three months ended November 30, 2005 compared to three months ended November 30, 2004.

Net sales for the three months ended November 30, 2005 (the “fiscal 2006 period”) were $54,275,000 compared to $43,210,000 for the three months ended November 30, 2004 (the “fiscal 2005 period”), an increase of $11,065,000 or 25.6%. Sales of flooring adhesives, including acquired operations, represented $3,963,000 of the increase, while acquisitions other than acquired flooring adhesives operations and changes in exchange rates represented $1,001,000 and $139,000 of the increase, respectively. The balance of the increase was a result of further penetration of the Company’s existing offerings across more home center locations and distribution customers.

Gross profit for the fiscal 2006 period was $15,803,000 compared to $13,889,000 for the fiscal 2005 period, an increase of $1,914,000 or 13.8%. As a percentage of net sales, gross profit decreased to 29.1% in the fiscal 2006 period from 32.1% in the fiscal 2005 period. The decrease in gross profit as a percentage of sales principally resulted from (1) increases in the costs of raw materials and finished goods related to, among other matters, reductions in the availability of certain raw materials, and increases in the costs of crude oil and other commodities, (2) the relative increase in flooring adhesives sales that have lower overall margins than specialty tools, (3) increased rebates associated with increased sales volumes to our larger customers, (4) the initiation during the fiscal 2006 period of a direct shipping program with lower gross profit margins but higher margins after expected reductions in related operating expenses, and (5) costs associated with the disposal of certain inventories related to the restructuring of one of the Company’s foreign operations. Further, $303,000 of the increase in gross profit was the result of acquisitions other than flooring adhesives and $32,000 of the change was a result of changes in currency exchange rates.

Overall, the pricing of individual product offerings has been increasing modestly. The Company is continuing to seek additional price increases that reflect the full impact of recent cost increases and has actively managed its flooring adhesive product offerings in order to improve overall adhesive margins.

Shipping expenses for the fiscal 2006 period was $5,096,000 compared to $4,130,000 for the fiscal 2005 period, an increase of $966,000 or 23.4%. As a percentage of net sales these expenses decreased to 9.4% from 9.6% in the fiscal 2005 period, which resulted from spreading certain fixed costs across a larger sales base offset by increases in freight rates charged by common carriers due to increases in fuel costs. Acquisitions accounted for $44,000 of the increase but at a lower percentage of sales. Changes in currency exchange rates accounted for $41,000 of the increase. The remaining increase was a result of the increase in volume.

General and administrative expenses for the fiscal 2006 period were $4,231,000 compared to $3,561,000 for the fiscal 2005 period, an increase of $670,000 or 18.8%. As a percentage of net sales, these expenses decreased to 7.8% in the fiscal 2006 period from 8.2% in the fiscal 2005 period. The increase included the depreciation of merchandising displays and acquisitions of $291,000 and $203,000, respectively. The balance of the increase was predominately related to increases in personnel costs.

Selling and marketing costs for the fiscal 2006 period were $5,008,000 compared to $4,101,000 for the fiscal 2005 period, an increase of $907,000 or 22.1%. As a percentage of net sales these costs decreased to 9.2% in the fiscal 2006 period from 9.5% in the fiscal 2005 period as a result of certain fixed costs being absorbed by a higher volume of sales. Acquisitions represented approximately $45,000 of the increase. The balance is primarily related to an increase in sales commissions and fees as a result of the increase in volume for the quarter.

Restructuring costs include the costs of termination benefits and the relocation of a warehouse facility incurred during the quarter in connection with the restructuring of one of the Company’s foreign operations.

Other income was $137,000 for the fiscal 2006 period compared to $4,000 for the fiscal 2005 period. The fiscal 2006 income principally results from insurance recoveries of $73,000.

Net interest expense increased to $681,000 in the fiscal 2006 period from $367,000 in the fiscal 2005 period. The increase is a result of the increase in borrowings to fund the Company’s fiscal 2006 and fiscal 2005 acquisitions, as well as an increase in interest rates. Interest income was not significant for the fiscal 2006 and fiscal 2005 periods.

The provision for income taxes was $152,000 in the fiscal 2006 period compared to $533,000 in the fiscal 2005 period. The effective tax rate was 34.9% for the fiscal 2006 period and 30.7% for the fiscal 2005 period. The provision is based upon the most recent statutory tax rates available in every jurisdiction in which the Company operates as adjusted for nondeductible items, principally the change in the warrant put liability.

Net income for the fiscal 2006 period was $283,000 compared to $1,201,000 in the fiscal 2005 period. Net income as a percentage of net sales decreased to 0.5% in the fiscal 2006 period compared to 2.8% in the fiscal 2005 period primarily as a result of the decrease in overall gross margins and for the other reasons outlined above.

Liquidity and Capital Resources

Working capital increased to $11,460,000 as of November 30, 2005 from $11,369,000 at February 28, 2005, an increase of $91,000 primarily as a result of (1) net assets acquired in connection with the purchase of a United States flooring adhesives manufacturing operation in March 2005 net of debt issued to fund the purchase, (2) the refinancing of the Company’s term loan facility and (3) operating profits, offset by (4) the classification of the warrant put liability as a current liability. The warrant put liability has been classified as a current liability starting with the fiscal 2006 period because the warrant can be “put” to the Company on and after April 5, 2006, although that is not necessarily indicative of the point in time at which that obligation will require the use of Company funds.

Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

Net cash provided by operating activities during the nine months ended November 30, 2005 (the “fiscal 2006 period”) was $1,684,000 compared to $1,418,000 for the nine months ended November 30, 2004 (the “fiscal 2005 period”). The increase of $266,000 in cash provided by operations is substantially the result of an investment in inventories, net of acquisitions, in the fiscal 2006 period of $1,479,000 less than the fiscal 2005 period and a reduction in prepaid expenses of $1,596,000 principally related to the capitalization merchandising displays offset by a decrease of $2,389,000 in the Company’s net income as adjusted for non-cash charges, and an increase in accounts receivable, accounts payable and accrued liabilities of $269,000.

Net cash used in investing activities was $3,779,000 in the fiscal 2006 period compared to $2,646,000 for the comparable period in fiscal 2005. The increase in cash used in investing activities of $1,133,000 is the result of a modest increase in cash being used in the current fiscal year for acquisitions and an increase during the current fiscal year for capital expenditures, principally related to upgraded computer systems.

Net cash provided by financing activities was $1,489,000 in the fiscal 2006 period compared to $1,059,000 in the fiscal 2005 period. The change is principally the result of a reduction in net debt repayments of $670,000 during the fiscal 2006 period when compared to the fiscal 2005 period as a result of the Company’s refinancing of its term loan facility.

In March 2005, the Company consolidated its term loans and received an additional $3 million in term loan financing. Under the terms of the new agreement, which will mature in 2008, the Company will pay $166,000 per month for 36 consecutive months. The agreement also increased the Company’s borrowing capacity under a revolving loan facility to $27 million through February 2006 and $29 million thereafter using the same formula for eligible accounts receivable and inventory that previously existed for the Company. The term loan has an interest rate that ranges from LIBOR plus 2.125% to LIBOR plus 2.625% (6.719% at November 30, 2005) while the revolver rate ranges from LIBOR plus 1.50% to LIBOR plus 2.00% (6.09% at November 30, 2005) and are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures, and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At November 30, 2005, the Company had $4,317,000 available for future borrowings under its revolving loan facility net of $385,000 in outstanding letters of credit. During the first quarter of the fiscal 2006 period, the Company became aware that it was in violation of financial covenants under the Company’s credit facility with its senior lender that required the Company to maintain a certain senior debt to trailing EBITDA ratio and a certain fixed charge coverage ratio as of February 28, 2005. In June 2005 the Company’s loan agreements were further amended to remove and relax certain of the financial covenants for periods during and subsequent to fiscal 2005. In December 2005, the financial covenant under the Company’s credit facility with its senior lender that required the Company to maintain a certain senior debt to trailing EBITDA ratio was further amended to exclude certain nonrecurring costs associated with the restructuring of one of the Company’s foreign operations.

During the nine months ended November 30, 2005, the Company borrowed $21,808,000 and repaid $20,908,000 under all revolving credit facilities. This resulted in an average outstanding indebtedness under lines of credit of $24,874,000 during the period.

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

In connection with the subordinated loan agreement between the Company and HillStreet entered into on April 5, 2001, which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding and can be “put” to the Company on and after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007 based on the same criteria. The Company recorded the initial liability for the Put Warrants based on an independent appraisal. The Company estimates the value of the liability for the Put Warrants on a quarterly basis. The exercise value of the Put Warrants will be based on the greatest of (1) the fair market value of the Company if a capital transaction or public offering occurs; or (2) a formula value based on a multiple of the estimated twelve month EBITDA calculation; or (3) an appraised value as if the Company was sold as a going concern. The Company’s financial statements value the Put Warrant liability on the formula basis and changes to the value of the Put Warrants are recognized in the Company’s earnings.

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventories and accounts receivable and that is guaranteed by the Company. At November 30, 2005, the maximum permitted borrowing was AUD 2,402,000 (approximately US$1.8 million), of which AUD 2,129,000 was utilized (approximately US$1.6 million).

The Company’s Australian subsidiary also has three term loan facilities with an Australian financial institution that are guaranteed by the Company and that provide financing of up to AUD 1,738,000 (approximately US$1.3 million). These term facilities expire between April 2007 and October 2008 and require quarterly payments of AUD 162,500 (approximately US$0.1 million) and final balloon payments.

In connection with the purchase of the assets of Vitrex Ltd., a manufacturer and distributor of accessory flooring and safety products in the United Kingdom, the Company’s United Kingdom subsidiary entered into two financing arrangements with a financial institution in the United Kingdom. The first financing arrangement allows for borrowing of up to £950,000 (approximately US$1.6 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £400,000 (approximately US$0.7 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary and a guaranty by the Company.

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

In fiscal 2006 the Company issued two unsecured notes in connection with acquisitions: a non-interest bearing note in the amount of $4,000,000 that is payable in equal installments over a four year period and an AUD 450,000 note (approximately US$0.3 million) bearing interest at the Australian 180-day commercial bill rate (8.61% per annum at November 30, 2005) that is payable in semiannual installments over a three-year period.

Impact of Inflation and Changing Prices

The Company has experienced inflation related to the purchase of raw materials and finished goods. In addition to the relative increase in flooring adhesives sales that have lower overall margins than specialty tools, the Company believes that the change in its gross profit is directly affected by the change in the price of its raw materials and finished goods. The Company cannot reasonably determine the extent of inflation on net sales, although to date, it has been only able to increase prices to a small portion of its customer base.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk results primarily from fluctuations in interest rates. In addition the Company has international subsidiaries that expose the financial condition and results of operations to fluctuations in currency exchange rates. For the nine months ended November 30, 2005, the exchange rate fluctuation was not material to the financial condition or results of operations of the Company.

In order to limit the effect of changes in interest rates, the Company purchased, in February 2003 for $125,000, a three year 4% LIBOR CAP on $10 million of the Company’s floating rate debt. The Company averaged $24,494,000 and $24,904,000 of variable rate debt during the nine and three month periods ended November 30, 2005, respectively. If interest rates had been 10% higher during the nine and three month periods ended November 30, 2005, the Company’s interest expense would have increased by $121,000 and $40,000, respectively.

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

During fiscal 2006, the Company has taken certain steps in order to moderate the effects of the material weaknesses described in Item 4(a) above, including hiring a senior accountant experienced in international consolidations, and implementing certain review procedures related to current period inter-company transactions and consolidating adjusting journal entries.

(b) Changes in Internal Controls Over Financial Reporting.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect such internal controls during the three months ended November 30, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments in any legal proceedings to which the Company is a party during the quarter ended November 30, 2005.

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

Q.E.P. CO., INC.

Dated: January 12, 2006	By:	/s/ Lewis Gould
Lewis Gould
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: January 12, 2006	By:	/s/ Marc P. Applebaum
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