Form 10-K
period 2006-02-28
QEP CO INC
filed 2006-06-13
CIK 1017815

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-21161

Q.E.P. CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-2983807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 BROKEN SOUND PARKWAY NW, SUITE A, BOCA RATON, FLORIDA	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 994-5550

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Q.E.P. Co., Inc. Common Stock, $.001 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of August 31, 2005 was $19.9 million.

The number of shares outstanding of each of the registrant’s classes of common stock as of June 6, 2006 is 3,465,788 shares of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant’s Annual Meeting of Stockholders to be held on July 27, 2006 are incorporated by reference in Part III of this Form 10-K to the extent provided in Items 10, 11, 12, 13 and 14 hereof.

PART I

Item 1. Business

General

Founded in 1979, Q.E.P. Co., Inc. (the “Company” or “Q.E.P.”) manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market in the United States of America and throughout the world. Under brand names including Q.E.P.®, ROBERTS®, Capitol®, QSet™, Vitrex® and Elastiment™, the Company markets over 3,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Q.E.P.’s products include trowels, floats, tile cutters, wet saws, spacers, nippers, pliers, carpet trimmers and cutters, flooring adhesives, seaming tape, tack strips, knives, dry set powders and grouts. These products are sold to home improvement retailers, including national and regional chains such as Home Depot and Lowe’s, international chain stores such as Bunnings, Wickes and Topps Tiles, specialty distributors to the hardware, construction, flooring and home improvement trades and chain or independent hardware, tile, and carpet retailers for use by the do-it-yourself consumers as well as the construction or remodeling professional.

The Company’s principal subsidiaries include Roberts Consolidated Industries, Inc., a worldwide leader in the carpet installation market; Roberts Capitol, Inc., a manufacturer of adhesives in Dalton, Georgia; Q.E.P. Stone Holdings, which manufactures dry set powders and grouts in Georgia and Florida; O’Tool Company, a distributor to the trowel trades; Boiardi Products Corp. of Little Falls, N.J., a manufacturer of a full line of thin-set mortars, grouts, self-leveling concrete toppings and crack-suppressing waterproof membranes used in the flooring industry; Roberts Holland B.V., a European distributor of flooring installation products in Holland and France; PRCI S.A., a distributor of ceramic tile tools to the retail and distribution marketplace in France; Q.E.P. Co. U.K., Ltd., Roberts U.K., Ltd. and Q.E.P. Roberts Ireland, Ltd. manufacturers and distributors of accessory flooring and safety products in the United Kingdom and Ireland; Q.E.P. Australia Pty, Ltd., one of the largest distributors of tools and installation products for all types of flooring in the Australian marketplace; Q.E.P. New Zealand, a distributor of accessory flooring supplies; Roberts Mexicana S.A. de C.V., a manufacturer and distributor of flooring installation products in Mexico; Q.E.P. Chile, a distributor of ceramic tile accessories located in Santiago, Chile; and Zocalis, SRL, an Argentinean manufacturer of ceramic borders and trim.

Market Overview

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to industry information published by Floor Covering Weekly, a trade publication, total floor covering sales for the United States rose 9% in 2004 to approximately $54.9 billion while home center sales, with lumberyards similar to Home Depot and Lowe’s, were approximately $9.4 billion. The Company believes that this growth is being driven by several factors, including (i) a slowing but continued strong housing activity, (ii) aging of the United States housing stock which requires greater repair and maintenance expenditures, (iii) increased housing turnover of both new and existing homes, (iv) continued home improvement demand being facilitated by the current level of sales of new and existing homes, (v) appreciation of the United States housing market thus giving homeowners the ability to increase the investment in their homes through improvement projects, and (vi) changes in consumer preferences, which have caused an increase in the median size of new homes and which have contributed to demand for remodeling and expansion of older homes. Home improvement market distribution channels continue to consolidate as a result of the success of the warehouse home center format. The continued dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions, and multiple location, large-format stores. The Company’s two largest customers, Home Depot and Lowe’s, accounted for over approximately $124 billion of home center sales in fiscal 2006. Based on data available to the Company, the Company believes that the primary beneficiaries of this consolidation among worldwide home improvement retailers have been the top two or three companies (ranked by annual sales volume). Thus, while the home improvement market’s retail sales have expanded, the market is being increasingly dominated by the largest retailers.

The Company’s two largest customers, Home Depot and Lowe’s, experienced annual sales growth rates in fiscal 2006 of 12% and 19%, respectively, according to their published financial reports and both have plans to continue increasing the number of stores each operates. As consolidation continues among home improvement retailers, the Company expects that sales of the largest national and regional home improvement retailers will continue to increase at greater rates than the rate of sales growth in the overall market. The Company expects that the growth trends in the flooring segment of the home improvement market and among its customer base will directly affect the Company’s ability to generate growth in its sales and net income, its expansion strategy and the nature of its sales and marketing initiatives.

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

Increase Sales By Expanding Product Lines and Adding New Customers. The Company seeks to expand its product lines by introducing new and innovative products which can be marketed to the Company’s existing customer base. Through its acquisitions, the Company has expanded the number of products available and its line of flooring installation products. In addition to expanding product offerings through acquisitions, the Company internally develops and offers products in response to customer demands. The Company believes that broadening its product lines will make it a more attractive supplier to the major home improvement retailers and specialty distributors, thereby increasing the Company’s sales and market penetration. Additionally, the Company is targeting mass merchandisers as prospective customers for a portion of its current product line.

Capitalize on Cross-Selling Opportunities. The Company believes that there are significant opportunities for “cross selling” its products among its existing markets and channels of distribution. The Company has sought to identify acquisition candidates with complementary product lines and to “cross sell” acquired product lines to its existing customer base and its existing product lines to the customers of the acquired business.

Pursue Strategic Acquisitions. The Company has broadened its product lines, increased its customer base and increased its manufacturing, distribution and marketing capabilities through acquisitions. The Company expects to continue to evaluate acquisitions of both domestic and worldwide specialty tool and adhesive manufacturers, distributors and other companies whose products, distribution channels and brand names are complementary to those of the Company and which could offer further opportunities for product cross selling, expansion of manufacturing and marketing operations and the addition of new customers.

Enhance Distribution and Manufacturing Capabilities. In order to effectively serve the customer base and help to restrain cost increases, the Company seeks to improve its distribution capabilities through the increased use of technology as well as reviewing its facilities for correct size and geographic location. In fiscal 2006, after the acquisition of new adhesives manufacturing capacity at a facility in Dalton, Georgia, the Company closed its Boca Raton, Florida office and warehouse facility and moved the warehousing and distribution operations to Dalton, Georgia and relocated the corporate offices within Boca Raton, Florida to a smaller facility. In addition, the Company has moved other functions to the Dalton location and is considering consolidating other operations where appropriate. The Company currently has distribution and manufacturing capability located throughout the United States, Canada, Australia, New Zealand, the United Kingdom, Mexico, France, Ireland, and Central and South America. The Company restructured its European manufacturing and distribution function in fiscal 2006 by significantly reducing operations in Holland. The Company estimates that in fiscal 2006, it manufactured approximately 30% of its Q.E.P.™ and Roberts™ product lines.

Products

The Company manufactures, markets and distributes a broad line of over 3,000 specialty tools and flooring related products. The Company’s products are offered under brand names including Q.E.P.®, ROBERTS®, Capitol®, QSet™, Vitrex® and Elastiment™ and are used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring and laminate.

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

Relationship with Major Customers

In 1982, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the world, third largest retailer globally and the second largest retailer in the United States based on annual sales volume. In 1993, the Company added Lowe’s as a customer, which is now the second largest home improvement retailer in the world and eighth largest retailer in the United States. Home Depot and Lowe’s are the Company’s two largest customers accounting for 44% and 11% of the Company’s fiscal 2006 sales, respectively.

Because of the importance of home improvement retailers to its business, the Company has worked with these major customers to supplement their customer service programs to ensure that the specific needs of the end-user are given a high priority. Features of the Company’s customer service programs for its major customers include providing a wide range of in-store services, such as, assistance with inventory, maintenance of product displays, introduction of new products, maintaining inventories of tools and related products in multiple locations to permit rapid shipping, delivering orders promptly, holding education classes for retail store personnel, packaging with multilingual labels, prepaying delivery for product shipments with minimum purchase requirements, participating in cooperative promotions and special sales events, providing product research for buyers, operating a customer service hotline, providing parts and repair service, extension of advertising allowances, accepting orders electronically and billing through electronic data interchange, bar coding for each individual stock-keeping unit, and incorporating anti-theft tags in packaging. The Company believes that its major customers place considerable value on service and promotional support and frequently evaluates its service and promotional activities in an effort to serve its customers more effectively.

The Company believes that the consolidation among home improvement retailers will continue and that the national and large regional home improvement retailers will continue to increase their market share in the near future. Home Depot and Lowe’s have plans to increase significantly the number of stores each operates over the next several years. As a result, the Company expects the percentage of its sales to these customers to continue to be significant.

The loss of, or any significant reduction in business with, Home Depot or Lowe’s as a customer of the Company would have a material adverse effect on the financial position and results of operations of the Company.

Manufacturing and Suppliers

The Company estimates that in fiscal 2006 it manufactured approximately 30% of its Q.E.P.™ and Roberts™ product lines. The Company manufactures adhesives, carpet installation tools and ceramic tile spacers at its main manufacturing facility in Mexico, Missouri. Flooring adhesives are produced at the Company’s facilities in Bramalea, Ontario, Canada; Mexico City, Mexico; and Dalton, Georgia. Grouts and related products are manufactured at the Company’s Little Falls, New Jersey; Dalton, Georgia; Bramalea, Ontario, Canada and Ft. Pierce, Florida facilities; and laminate flooring underlayment is manufactured in Naperville, Illinois. In Australia, the Company manufactures accessories used for the installation of ceramic tile. Ceramic trim is manufactured in Argentina. Tile cutters, safety products and ceramic tile spacers are manufactured in the United Kingdom.

The Company purchased finished products and components from approximately 250 different suppliers in fiscal 2006. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers and generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company’s operations. The Company receives product from its suppliers into its four main North American warehouses located in Mexico, Missouri; Henderson, Nevada; Dalton, Georgia; and Bramalea, Ontario, Canada. Disruption in supply to any of these warehouses may result in excessive inventory levels and added costs to the Company. Further, in fiscal 2006, the Company purchased in excess of $14.4 million and $6.2 million of finished product from two foreign suppliers representing 22% and 9%, respectively of domestic product purchases.

Distribution, Sales and Marketing

The Company’s specialty tools and related products are currently sold through four distinct distribution channels: (i) the Company’s sales staff; (ii) independent manufacturing representatives; (iii) an in-house telemarketing sales force; and (iv) outside salaried and commissioned sales representatives. Management estimates that gross sales through its primary distribution channels in fiscal 2006 were as follows: 59% to national and regional home improvement retailers and 41% to specialty distributors, other specialty retailers and original equipment manufacturers.

The Company maintains an in-house creative services department through which it produces and develops color product catalogs, signage, point of purchase materials and distinctive packaging to enhance sales per square foot at the retail level and to reinforce the Company’s brand images. The Company maintains a website which allows customers to obtain product information, catalogues and order replacement parts. The Company also informs customers of product promotions through direct contact via regular mail, e-mail or fax.

The Company’s marketing and sales representatives, or its manufacturers’ representatives, conduct regular visits to many customers’ individual retail stores. In addition, the Company or its sales representatives provide product knowledge classes for retail store personnel. The Company also evaluates the product mix at its customers’ locations from time to time with a view toward evolving the product mix to increase sales per square foot. When the Company secures a new customer, or introduces new product into existing customer stores, the Company generally resets all displays and assists store personnel in becoming familiar with the Company’s product line.

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

The Company is aware of a number of competitors, many of which are foreign and may have greater financial, marketing and other resources than the Company. The Company’s foreign sales, excluding Canada, accounted for approximately 21% of net sales during fiscal year 2006. Fiscal 2006 net sales generated by the Company’s European subsidiaries was approximately 10%, its Australian/New Zealand subsidiaries approximately 10% and its Latin American subsidiaries was approximately 1%. The Company is continuing to penetrate more markets within the countries it currently serves and, as a result, the Company may experience competition from foreign companies, which could adversely affect the Company’s gross margins on its foreign sales.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $0.3 million and this amount was subsequently increased by $0.5 million to $0.8 million based on an estimate for the cost of remediation. During fiscal 2006, the Company increased the reserve by an additional $0.1 million. Through fiscal 2006, the Company has spent approximately $0.7 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for the next few years.

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

During fiscal 2005, the Company settled a lawsuit that was filed on December 27, 2002 whereby Roberts Holdings International, Inc. (“Roberts Holding”), an inactive subsidiary of the Company, was named as a third party defendant in a case before the United States District Court for the Western District of Michigan titled Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948. The third party plaintiff alleged that Roberts Holding is a successor to a company known as Roberts Consolidated Industries, Inc. and was required to indemnify previous owners for costs associated with the clean-up of a property in Kalamazoo, Michigan. The Company agreed to pay $50,000 per year beginning in October 2004 for five consecutive years in settlement of this action.

Intellectual Property

The Company markets its specialty tools and related products under various trademarks owned by the Company or its subsidiaries, including Q.E.P.®, ROBERTS®, Capitol®, QSet™, Vitrex® and Elastiment™. The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill for products sold under its trademarks, has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. Roberts Consolidated Industries, Inc. has secured domestic and foreign patents relating to certain of its products. These patents are scheduled to expire in the years 2008 and 2013. Although the patents are important to the operation of Roberts Consolidated Industries, Inc., the Company does not believe that the loss of any one or more of these patents would have a material adverse effect on the Company. Roberts Consolidated Industries, Inc. also licenses its name to various foreign distributors and a domestic manufacturer of tackstrip and carpet seaming tape.

Employees

As of May 17, 2006, the Company had 610 employees, including 142 administrative employees, 117 sales and marketing employees, 184 manufacturing employees and 167 employees responsible for shipping activities. Of the 610 total employees, 17 are part-time and 269 are located at the Company’s international subsidiaries. The Company has not experienced any work stoppages and none of the Company’s employees are represented by a union. The Company considers its relations with the employees to be good.

Item 1A. Risk Factors

In addition to certain risks described elsewhere in this Annual Report on Form 10-K, the Company is subject to the following risk factors. While the Company believes its expectations are reasonable, they are not guarantees of future performance. The Company’s results could differ substantially from its expectations if any of the events described in these risks occur.

The Company may be unable to pass on to its customers increases in the costs of raw materials.

The prices of many of the Company’s raw materials vary with market conditions. In addition the price of many of the Company’s finished goods are impacted by changes in currency, freight costs and raw materials at the point of production. The Company’s costs of raw materials and fuel-related costs are currently higher than historical averages and may remain so indefinitely due to the historically high price of oil and gas. Although the Company generally attempts to pass on increases in the costs of raw materials and fuel-related costs to its customers, the Company’s ability to pass these increases on varies depending on the product line, rate and magnitude of any increase. There may be periods of time during which increases in these costs cannot be recovered as occurred in fiscal 2006. During such periods of time, the Company’s profitability may be materially adversely affected.

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

The Company depends on a limited number of customers, and the loss of one or more of these customers could adversely affect our business.

In particular, the Company is substantially dependent on two of its customers, Home Depot and Lowe’s, for a large percentage of its revenues. The Company expects that it will continue to rely upon these customers for a significant portion of its revenues. Any significant reduction in business with Home Depot or Lowe’s as a customer of the Company would have a material adverse effect on the financial position and results of operations of the Company.

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates.

Because a portion of the Company’s business is conducted in foreign currencies, fluctuations in currency prices can have a material impact on its results of operations. As a result of the fluctuations in currency prices, the Company had a total foreign exchange benefit on net revenue of approximately $2.5 million during the twelve months ended February 28, 2006. Although the Company finances certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate its foreign currency exposure, the Company cannot predict the effect foreign currency fluctuations will have on its results of operations in future periods.

The Company estimates that a 10% change of the U.S. dollar against local currencies would have changed its operating income by approximately $0.2 million in fiscal 2006 and approximately $0.2 million in fiscal 2005. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of February 28, 2006, the net foreign currency translation adjustments reduced shareholders’ equity by $3.5 million.

Failure to identify suitable acquisition candidates, to complete acquisitions and to integrate successfully the acquired operations.

As part of its business strategy, the Company continues to evaluate acquisitions that could enhance its current product line, manufacturing capabilities and distribution channels either in the United States or around the world. Although the Company regularly evaluates acquisition opportunities, it may not be able to successfully identify suitable acquisition candidates, obtain sufficient financing on acceptable terms to fund acquisitions, or profitably manage the acquired businesses. In addition, the Company may not be able to successfully integrate the acquired operations and the acquired operations may not achieve the expected results.

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

Recent management changes may disrupt the Company’s operations, and the Company may not be able to retain key personnel or replace them when they leave.

During the past year, the Company has experienced a number of changes in its management. On April 26, 2005, the Company’s controller and principal accounting officer was relieved of his duties and subsequently terminated. On October 10, 2005, the Company appointed James Brower as the Company’s Executive Vice President, Chief Operating Officer. On December 2, 2005, the Company’s Chief Financial Officer resigned effective January 15, 2006. On January 12, 2006, the Company appointed Randall N. Paulfus, a partner with Tatum LLC, to serve as Interim Chief Financial Officer, effective January 31, 2006. These senior management changes could disrupt the Company’s ability to manage its business, and any such disruption could adversely affect the Company’s operations, growth, financial condition and results of operations. The Company’s success is also dependent upon its ability to hire and retain qualified finance and accounting, operations, and other personnel. The Company cannot assure that it will be able to hire or retain the personnel necessary for its planned operations or that the loss of any such personnel will not have a material impact on the Company’s financial condition and results of operation.

The Company’s inability to maintain access to the debt and capital markets may adversely affect our business and financial results

The Company’s ability to invest in its business, refinance maturing debt obligations and make strategic acquisitions may require access to sufficient bank credit lines and capital markets to support short-term borrowings and cash requirements. If the Company’s current level of cash flow is insufficient and it is unable to access additional resources, the Company could experience a material adverse affect on its business and financial results.

The Company has debt service obligations which are subject to restrictive covenants that limit the Company’s flexibility to manage its business and could trigger an acceleration of the Company’s outstanding indebtedness.

The Company’s credit facilities require that the Company maintain specific financial ratios and comply with certain covenants, including various financial covenants that contain numerous restrictions on the Company’s ability to incur additional debt, pay dividends or make other restricted payments, sell assets, or take other actions. Furthermore, the Company’s existing credit facilities are, and future financing arrangements are likely to be, secured by substantially all of the Company’s assets. If the Company breaches any of these covenants, a default could result under one or more of these agreements. The Company has in the past violated certain covenants under its credit facilities. A default, if not waived by the Company’s lenders, could result in the acceleration of outstanding indebtedness and cause the Company’s debt to become immediately due and payable.

The Company and its independent auditors have identified material weaknesses in the Company’s internal control over financial reporting and the Company cannot assure you that additional material weaknesses will not be identified in the future.

The Company and its independent auditors have identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) reconciling intercompany balances, and (ii) ensuring proper documentation and review of consolidating adjusting journal entries. Under current standards of the Public Company Accounting Oversight Board, a material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although the Company has implemented, and continues to implement, various measures to improve internal control over financial reporting, there can be no assurance that the Company will be able to remedy the material weaknesses that have been identified or that additional material weaknesses will not be identified by the Company or its independent auditors. Any failure to remediate the material weaknesses identified by the Company and its independent auditors or to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results, cause the Company to fail to meet its reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure also could affect the ability of the Company’s management to certify that the Company’s internal controls are effective when it provides an assessment of internal control over financial reporting pursuant to rules of the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002, when they become applicable to the Company beginning with the Annual Report on Form 10-K for the year ending February 29, 2008, and could affect the results of the Company’s independent registered public accounting firm’s attestation report regarding management’s assessment pursuant to those rules. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock. For more discussion, see “Controls and Procedures beginning on page 24.

Item 2. Properties

The Company operates 33 facilities in the United States, Canada, Mexico, Europe, Australia, South America, New Zealand and China. Thirteen of these facilities are used in whole or in part for manufacturing operations. The remainder of the facilities are used for administrative, sales and warehousing functions.

The following are the Company’s most significant physical properties and their current function:

Located in the United States: Boca Raton, Florida (administration/corporate headquarters), Mexico, Missouri (manufacturing, distribution, administration), Henderson, Nevada (distribution), Dalton, Georgia (manufacturing, distribution, administration) and Ft. Pierce, Florida (manufacturing, distribution).

Located outside the United States: Bramalea, Canada (manufacturing, distribution, administration); Lancashire, UK (manufacturing, distribution, administration); Dandenong (distribution) and Wetherill Park (administration and distribution), Australia; and Vallejo, Mexico (manufacturing, distribution, administration);

The Company currently owns the facility in Bramalea, Ontario, Canada and leases all other facilities located in the United States, Canada, Europe, South America, New Zealand, China and Australia.

The Company believes that its existing facilities are adequate to meet its current needs and that additional facilities can be leased to meet future needs. During fiscal 2007, the lease for the Mexico, Missouri facility will expire, but the Company expects to extend the lease and maintain the manufacturing, distribution and administrative capability currently in place. During fiscal 2006, the Dalton, Georgia facility was expanded and certain operations from other facilities were consolidated into this location In order to gain manufacturing and cost efficiencies, it is expected that other functions will be consolidated into Dalton during fiscal 2007.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Price and Dividend Information

The Company’s Common Stock is traded on the Nasdaq National Market System. The following table sets forth the high and low sales price per share for the Common Stock for each quarter during fiscal year 2006 and 2005, as reported on the Nasdaq National Market System.

	Fiscal Year Ended February 28,
	2006		2005
	High	Low	High	Low
First Quarter	15.02	8.82	16.73	13.25
Second Quarter	14.94	9.30	16.54	12.52
Third Quarter	12.99	9.69	17.25	13.00
Fourth Quarter	11.47	10.43	16.49	13.50

On May 15, 2006, the closing price of the Common Stock on the Nasdaq National Market System was $11.65. As of that date, there were 26 holders of record of the common stock and approximately 1,865 beneficial owners of the common stock.

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

Issuer Purchases of Equity Securities

Beginning in fiscal 1999, the Company has from time to time repurchased shares of its outstanding Common Stock from Ms. Susan Gould, Corporate Secretary, having a value of approximately $0.5 million pursuant to a Board resolution to purchase up to 1,000 shares of Common Stock per month at a price per share equal to $.50 less than the closing price of the Common Stock on the date of repurchase. Ms. Gould is not obligated to sell any shares of Common Stock to the Company. As of May 15, 2006, Ms. Gould has sold a total of 102,000 shares to the Company. The Company did not repurchase any shares from Ms. Gould during fiscal 2006.

Equity Compensation Plans

Information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 27, 2006.

Item 6. Selected Financial Data

The selected consolidated financial data set forth on the following page as of and for the years ended February 28 or 29, 2002, 2003, 2004, 2005 and 2006 have been derived from the audited consolidated financial statements of the Company. The audited consolidated statements of income for the years ended February 28, 2002 and 2003 and the audited consolidated balance sheets as of February 28 or 29, 2002 through 2004 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this report) and the audited consolidated financial statements and related notes

	FISCAL YEAR ENDED FEBRUARY 28 OR 29,
OPERATING DATA:	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Net Sales	$212,314	$173,625	$143,273	$129,281	$109,675
Cost of goods sold	150,318	120,038	94,065	84,883	72,603

Gross profit	61,996	53,587	49,208	44,398	37,072
Shipping	20,943	17,299	14,531	11,950	9,589
General and administrative	18,821	15,068	12,300	10,980	9,740
Selling and marketing	20,208	16,764	13,436	13,762	11,895
Other expense (income), net	(1,156)	243	721	(68)	(792)

Operating income	3,180	4,213	8,220	7,774	6,640
Change in warrant put liability	(1,006)	1,160	(767)	(600)	(575)
Interest expense, net	(2,498)	(1,537)	(1,586)	(1,876)	(2,557)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle.	(324)	3,836	5,867	5,298	3,508
Provision (benefit) for income taxes	922	(119)	2,379	2,243	1,405

Net income (loss) before cumulative effect of change in accounting principle	(1,246)	3,955	3,488	3,055	2,103
Cumulative effect of change in accounting principle	—	—	—	(3,048)	—

Net income (loss)	$(1,246)	$3,955	$3,488	$7	$2,103

Net income (loss) per share:
Basic	$(0.37)	$1.14	$1.02	$0.01	$0.62

Diluted	$(0.37)	$1.06	$0.99	$0.01	$0.62

Weighted average number of common shares outstanding
Basic	3,458	3,447	3,398	3,381	3,381

Diluted	3,458	3,711	3,527	3,394	3,390

BALANCE SHEET DATA:	2006	2005	2004	2003	2002
Working capital	$8,372	$11,369	$12,036	$10,623	$8,731
Total assets	98,942	87,108	78,233	71,889	61,854
Long term obligations	9,147	7,315	8,901	8,929	8,638
Total liabilities	71,416	57,263	52,552	50,007	39,795
Shareholders’ equity	27,526	29,845	25,681	21,882	22,059

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company is a worldwide leader in the manufacturing, marketing and distribution of a broad line of specialty tools and flooring related products, marketing over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company’s products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. The Company has executed a growth strategy intended to improve overall performance and profitability of operations that included acquisitions, the reduction of risk associated with certain large customer concentrations and the enhancement of cross selling of product among the Company’s channels of distribution. Although the Company has realized certain benefits from its growth strategy, the Company’s rapid growth and challenges relating to the Company’s overseas operations and integration of acquired business has had certain negative effects on the Company’s financial performance.

The Company experienced a 22% increase in net sales in fiscal 2006 in comparison to the previous fiscal year, which management attributes primarily to the growth in sales of flooring adhesives products, a portion of which results from the acquisitions made during the period. In addition, further penetration of the Company’s existing product offerings across more home center locations and distribution customers, and sales resulting from acquisitions other than acquired flooring adhesives operations also contributed to the increase. The Company’s gross profit as a percent of revenue fell from 30.9% in fiscal 2005 to 29.2% in fiscal 2006 and was negatively impacted by several factors in fiscal 2006. The Company experienced raw material cost increases throughout fiscal 2006 primarily for petroleum based raw materials used in adhesives and aluminum and copper used in other flooring tools. In addition, the increase in petroleum products is reflected in the freight cost the Company incurs in distributing its products. Only a portion of these cost increases were able to be passed on to the Company’s customers. In addition, the sales of adhesives products continued to increase as a percent of total sales during fiscal 2006. Adhesives products are generally lower margin than the flooring tools and other products offered by the Company. As adhesives become a larger portion of total sales, there is a negative effect on gross margin as a percentage of sales. Gross margin was also affected by an increase in the level of sales and rebates issued to home center customers in fiscal 2006. As a regular practice, customers in the home center distribution channel are issued rebates from each vendor, the magnitude of which depends of the particular level of business activity. Although increased sales to the Company’s home center customers in fiscal 2006 resulted in an increase in gross margin over the fiscal 2005 period, the Company also experienced an increase in the level of rebates associated with these sales which had a negative impact on gross margin as a percentage of sales.

Net loss for the year was $1.2 million, or $0.37 per diluted share compared with net income of $4.0 million or $1.06 per diluted share in fiscal 2005. The factors affecting gross margin described above contributed to the reduction in net income in comparison to the fiscal 2005 period. In addition, the net loss for fiscal 2006 includes a charge of $1.0 million related to an increase in the value of a warrant put liability outstanding at the end of the year. During April 2001, as part of a financing arrangement entered into at the time, the Company issued 0.3 million 10-year warrants that can be “put” to the Company at any time after April 5, 2006 based on criteria set forth in the warrant agreement. The Company estimates the value of the associated liability according to the terms of the warrant and warrant agreement. As of February 28, 2006, an appraised value of the Company was used to calculate the value of the warrants, resulting in a $1.8 million liability which is recorded in current liabilities. As of February 28, 2005 based on management estimates, the Company recorded a $0.8 million liability in long-term liabilities. Changes to the fair value of the warrant put liability are recognized in the earnings of the Company, and in fiscal 2006, the Company recognized expense of $1.0 million. The put warrants will continue to be periodically revalued as long as they remain outstanding which could result in either significant increases or reductions in net income depending on the circumstances of the valuation.

The Company’s results of operations during fiscal 2006 were also impacted by several operational events that the Company expects will improve financial performance in future periods. On May 5, 2005, the Company acquired the assets of Capitol USA adhesives in exchange for cash, a promissory note and all of the assets of the Company’s carpet seaming tape business. After the acquisition of Capitol, the Company closed its Boca Raton, Florida office and warehouse facility and moved the warehousing and distribution operations to Dalton, Georgia and relocated the corporate offices within Boca Raton, Florida to a smaller facility. In addition, during fiscal 2006, the Company moved other operations to the Dalton location and is considering consolidating other functions where appropriate.

In response to the Company’s high cost of operations in Europe in the past, the Company also restructured its European manufacturing and distribution function in fiscal 2006 by significantly reducing its operations in Holland. The Company recorded a restructuring charge of approximately $0.6 million in fiscal 2006 related to this restructuring. In addition, the Company recorded a $1.1 million gain resulting from the sale of a carpet seaming tape distribution business. The sale was executed in conjunction with the acquisition of a flooring adhesive business in fiscal 2006.

Accounting Policies and Estimates

Significant accounting policies are contained in Note B to the Consolidated Financial Statements. The following are our most critical accounting policies which are those that require complex judgments and estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Revenue Recognition

The Company recognizes revenue when products are shipped and title has passed to the customer, the selling price is fixed and determinable, and collectibility of the sales price is reasonably assured. The Company provides for estimated costs of future anticipated product returns based on historical experience, when the related revenues are recognized. The Company records estimated reductions to revenue for customer programs including volume-based incentives.

Inventories

The Company records inventory at the lower of standard cost or market. The Company maintains reserves for excess and obsolete inventory based on market conditions and expected future demand. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required.

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

Impairment Evaluations

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment, and identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs indefinite-lived impairment tests on at least an annual basis and more frequently in certain circumstances. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of certain indicators, the assets are assessed for impairment based on the future undiscounted cash flows expected to result from the use of the asset. For goodwill and other indefinite-lived intangibles, impairment assessments are generally determined using the estimated future discounted cash flows of the asset’s reporting unit using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In both instances, if the carrying amount of the asset being tested exceeds its fair value, an impairment of the value has occurred and the asset may be written down. The Company’s annual impairment assessment date is August 31st.

Income Taxes

The Company is required to estimate income tax in each jurisdiction in which it operates. This process involves estimating actual current tax exposure and deferred income taxes to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts each year-end. The Company must then consider the likelihood that any deferred tax assets will be recoverable from future taxable income and to the extent that the Company believes that recoverability is not likely, the Company establishes a valuation allowance.

Results of Operations

Fiscal 2006 as compared to Fiscal 2005

Net sales for the twelve months ended February 28, 2006 (“fiscal 2006”, or the “fiscal 2006 period”) were $212.3 million compared to $173.6 million for the twelve months ended February 28, 2005 (“fiscal 2005”, or the “fiscal 2005 period”), an increase of $38.7 million or 22%. Sales at the Company’s North American subsidiaries increased approximately $37.3 million and sales at the Company’s foreign subsidiaries increased approximately $1.4 million.

Approximately $29.0 million of the increase in sales in North America was the result of increases in sales to existing customers. This includes additional sales in existing stores, sales of new products and sales into new stores. The remaining increase is due to expansion of the Company’s distribution customer base and the effect of the acquisition of various product lines, net of divestitures. Sales of adhesives products, which increased approximately $18.0 million, accounted for substantially all of the increase in North American distribution sales and a portion of the increase in North American home center sales.

The increase in sales at the Company’s foreign subsidiaries is primarily the result of the inclusion of full year results of the Company’s acquisitions in France and Mexico which were made during the third quarter of fiscal 2005 (approximately $3.6 million) along with the effect of foreign currency exchange rate changes (approximately $2.5 million). These increases were offset by a decline in sales into the European home improvement market of approximately $5.2 million. Sales outside of North America now represent approximately 21% of the Company’s total sales compared to 26% for the fiscal 2005 period.

In addition, the Company was able to increase sales prices to its home center and distribution customers during fiscal year 2006, which resulted in an overall increase in worldwide selling prices of approximately 2.0%, which also contributed to the increase in sales in comparison to the previous fiscal year.

Gross Profit for fiscal 2006 was approximately $62.0 million compared to approximately $53.6 million in fiscal 2005, an increase of approximately $8.4 million or 16%. As a percentage of net sales, gross profit decreased to 29.2% in the fiscal 2006 period from 30.9% in the fiscal 2005 period. The decrease in gross profit as a percentage of sales primarily resulted from (1) cost increases in the raw material components of the Company’s adhesive business, and to a lesser extent finished goods, that were only partially passed through to the Company’s home center and distributor customer base during the fiscal 2006 period, (2) the relative increase in flooring adhesive product sales which have relatively lower overall margin than do sales of other types of products, (3) increased sales rebates associated with increased sales volume from the Company’s largest customers and (4) the initiation of a direct shipment program (direct from our suppliers to some of our customers with delivery being taken at the supplier’s dock) with lower gross profit margins. The direct shipment program, however, is expected to generate greater overall operating profit margins after reductions in related operating expenses. The full year effect of acquisitions made in fiscal 2005 accounted for approximately $1.2 million of additional costs and foreign currency exchange rate changes accounted for approximately $0.9 million of the cost increases.

Shipping expenses for the fiscal 2006 period were approximately $20.9 million compared to approximately $17.3 million for the fiscal 2005 period, an increase of approximately $3.6 million or 21%. The increase in shipping expenses is primarily due to the increased level of business activity in North America. In addition, shipping costs increased due to higher freight costs from common carriers resulting from increased fuel costs. During fiscal 2006, the Company’s fixed shipping costs were allocated across a larger sales base and did not impact the increase in shipping expenses in comparison with the previous fiscal year. In addition, the Company’s recent acquisitions accounted for approximately $0.3 million of the increase and foreign currency exchange rate differences accounted for approximately $0.2 million. During fiscal 2006, shipping expenses remained consistent as a percent of sales with the level experienced in fiscal 2005 at approximately 10%.

General and administrative expenses for the fiscal 2006 period were approximately $18.8 million compared to approximately $15.0 million for the fiscal 2005 period an increase of approximately $3.8 million or 25%. The increase is primarily due to an increase in depreciation, insurance, human resources and technology costs at the Company’s North American subsidiaries. Approximately $0.7 million of the increase was a result of the full year effect of the Company’s fiscal 2005 international acquisitions and $0.1 million was foreign currency exchange rate related. During fiscal 2006, general and administrative expenses remained consistent as a percent of sales with the level experienced in fiscal 2005 at approximately 9%.

Selling and marketing costs for the fiscal 2006 period increased to approximately $20.2 million from approximately $16.8 million in the fiscal 2005 period, an increase of approximately $3.4 million or 20%. Approximately $0.9 million of the increase is due to the costs of introducing new products at the Company’s home center customers during fiscal 2006. Approximately $0.3 million of the increase is foreign currency exchange rate related and the newly acquired international subsidiaries accounted for approximately $0.2 million of the increase. During fiscal 2006, selling and marketing expenses remained consistent as a percent of sales with the level experienced in fiscal 2005 at approximately 10%.

Other income and expense incurred during fiscal 2006 is primarily a gain of approximately $1.1 million resulting from the sale of the Company’s carpet seaming tape distribution business. This seaming tape business sale was in connection with the acquisition of a flooring adhesive business (see note C of the Consolidated Financial Statements).

The change in the warrant put liability for the fiscal 2006 period is an expense of approximately $1.0 million related to an increase in the estimated value of the warrant put liability (see note I of the Consolidated Financial Statements). In fiscal 2005, the change was an income of approximately $1.2 million due to the partial reversal of a previously established warrant put liability.

Interest expense for the fiscal 2006 period was approximately $2.5 million compared to approximately $1.5 million in the fiscal 2005 period. Interest expense increased as a result of increased borrowings to fund the Company’s acquisitions and working capital needs, as well as increased interest rates during the fiscal 2006 period.

The Company recorded a provision for income taxes in fiscal 2006 of approximately $0.9 million compared with a recovery of approximately $0.1 million in the fiscal 2005 period. The increase is primarily due to the recording, in fiscal 2005, of a tax benefit associated with the write-off of certain debt owed to the Company’s North American operations from one of the Company’s international subsidiaries. This was partially offset by the recording, in fiscal 2006, of a valuation allowance against previously recorded tax benefits from foreign net operating losses. In addition, the Company does not realize a tax benefit associated with the accounting for the warrant put liability. The valuation allowances and the non-deductibility of the change in the warrant put liability were the primary reasons for the recording of a tax provision in the current year despite a pretax loss. Estimated tax rates are based upon the most recent effective tax rates available in every jurisdiction in which the Company operates. The Company expects that its future effective tax rate will be somewhat lower than its statutory rate in the near term due to loss carry forwards that can be utilized in the future.

Due to the reasons stated above the Company recorded a net loss of approximately $1.2 million or $0.37 per diluted share in the fiscal 2006 period compared to an income of $4.0 million or $1.06 per diluted share in the fiscal 2005 period.

Fiscal 2005 as compared to Fiscal 2004

Net sales for the twelve months ended February 28, 2005 were approximately $173.6 million compared to approximately $143.3 million for the twelve months ended February 29, 2004 (“fiscal 2004”, or the “fiscal 2004 period”), an increase of approximately $30.3 million or 21%. Net sales at the Company’s North American subsidiaries increased by approximately $10.4 million. This increase was a result of the further penetration of the Company’s existing product offerings across more stores to the Company’s existing home center customers, store expansion by the Company’s current home center customers and an increase resulting from the Company’s distribution customer base ($4.0 million). Substantially all of the increase in the distribution business and a portion of the home center increase was a result of an increase in the Company’s adhesive business. Sales at the Company’s foreign subsidiaries increased by approximately $19.9 million. During fiscal 2005, sales outside of North America represented approximately 26% of the Company’s total sales. Acquisitions in France, Australia and Mexico during fiscal 2005 and the full year results of the Company’s acquisition in the U.K. in the fourth quarter of fiscal 2004 accounted for approximately $15.9 million of the increase. In addition, approximately $2.6 million of the increase was a result of changes in foreign exchange rates. The increases were offset by decreases in other operations in Europe.

Gross Profit for fiscal 2005 was approximately $53.6 million compared to approximately $49.2 million for fiscal 2004, an increase of approximately $4.4 million or 8.9%. As a percentage of net sales, gross profit decreased to 30.9% in the fiscal 2005 period from 34.3% in the fiscal 2004 period. This decrease was the result of significant price increases in the raw material components of the Company’s adhesive business that were not able to be passed through to the Company’s home center customers and only partially to its distribution based customers during the fiscal 2005 period. In addition, but to a lesser extent, the Company received increases in the cost of components for its tools that were absorbed by the Company during this fiscal year.

Shipping expenses for the fiscal 2005 period were approximately $17.3 million compared to approximately $14.5 million for the fiscal 2004 period, an increase of approximately $2.8 million or 19.0%. This was primarily due to the increased level of business activity resulting from increased sales in North America and the Company’s recent acquisitions ($1.2 million). Changes in foreign currency exchange rates also contributed an additional $0.2 million to the increase. Shipping expenses as a percent of net sales were approximately 10% in fiscal 2005, consistent with the level experienced in fiscal 2004.

General and administrative expenses for the fiscal 2005 period were approximately $15.1 million compared to approximately $12.3 million for the fiscal 2004 period, an increase of approximately $2.8 million or 23%. Approximately $2.2 million of the increase was a result of the Company’s fiscal 2005 foreign acquisition and $0.3 million was related to changes in foreign currency exchange rates. The additional increase was the result of an increase in depreciation, insurance, human resource and technology costs at the Company’s North American subsidiaries. As a percentage of net sales, general and administrative expenses remained consistent at approximately 9% in the fiscal 2004 and 2005 periods.

Selling and marketing costs for the fiscal 2005 period increased to approximately $16.8 million from approximately $13.4 million in the fiscal 2004 period, an increase of approximately $3.4 million or 25%. A substantial portion of the increase was the result of the costs of introducing new products and packaging to the Company’s home center customers during fiscal 2005. The newly acquired foreign subsidiaries accounted for $0.8 million of the increase and $0.4 million of the increase is related to changes in foreign currency exchange rates. As a percentage of net sales, these selling and marketing expenses increased to 10% in the fiscal 2005 period from 9% in the fiscal 2004 period.

In fiscal 2004, other expense included approximately $0.6 million relating to the early repayment of the Company’s subordinated debt.

The change in the warrant put liability for the fiscal 2005 period was an income of approximately $1.2 million due the reversal of previously established warrant put liability. The change in the warrant put liability for the fiscal 2004 period was an expense of approximately $0.8 million.

Interest expense, net for the fiscal 2005 period was approximately $1.5 million compared to approximately $1.6 million in the fiscal 2004 period. Interest decreased slightly as a result of the repayment in fiscal 2004 of the Company’s high interest subordinated debt. This was partially offset by a gradual increase in the borrowing rate and an increase in the Company’s borrowings to fund growth and make acquisitions in fiscal 2005. Fiscal 2004 interest expense also reflected a penalty associated with the repayment of the Company’s subordinated debt.

The Company recorded a recovery of income taxes in fiscal 2005 of $0.1 million compared with a charge of $2.4 million in the fiscal 2004 period. The decrease principally is a result of the decrease in the Company’s taxable income and a one-time tax benefit of $1.6 million associated with the write-off of certain intercompany foreign debt for United States tax purposes offset by a valuation allowance of $0.5 million taken against previously recorded tax benefits of foreign net operating losses. In addition, the Company did not realize a tax benefit or charge associated with changes in the value of the put liability.

Net income increased to $4.0 million in the fiscal 2005 period from $3.5 million in the fiscal 2004 period an increase of $0.5 million as discussed above. Net income as a percentage of sales decreased to 2.3% for the fiscal 2005 period from 2.4% of sales for the fiscal 2004 period.

Liquidity and Capital Resources

Working capital decreased to approximately $8.4 million, as of February 28, 2006 from approximately $11.4 million at February 28, 2005, a decrease of approximately $3.0 million primarily as a result of the classification of the warrant put liability (see Note I) as a current liability. The warrant put liability has been classified as a current liability starting with the fiscal 2006 period because the warrant can be “put” to the Company on and after April 5, 2006, although that is not necessarily indicative of the point in time at which that obligation will require the use of Company funds.

Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

Net cash provided by operating activities during the fiscal 2006 period was approximately $1.8 million compared to approximately $6.7 million for the comparable fiscal 2005 period. The decrease in cash flow from operating activities was primarily due to an increase in the investment in inventory and accounts receivable of approximately $8.3 million in fiscal 2006. A reduction in net income, as adjusted for non-cash charges for depreciation and amortization, in the fiscal 2006 period compared to the fiscal 2005 period of approximately $4.6 million also contributed to the decrease. These amounts were partially offset by the change in the warrant put liability and an increase in accounts payable and accrued liabilities.

Net cash used in investing activities was approximately $4.7 million in fiscal 2006 compared to approximately $5.9 million for fiscal 2005. The decrease in cash used in investing activities of approximately $1.2 million is due to less cash being used in the current fiscal year for acquisitions and capital expenditures.

Net cash provided by financing activities was approximately $1.7 million in the fiscal 2006 period compared to approximately $0.7 million in the fiscal 2005 period. The change is primarily due to an increase in net debt borrowings of approximately $1.2 million during the fiscal 2006 period when compared to the fiscal 2005 period as a result of the Company’s refinancing of its term loan facility in fiscal 2006.

The Company has a loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In March 2005, the Company amended the facility to consolidate the Company’s term notes and increased the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility under the same formula for eligible accounts receivable and inventory that previously existed for the Company. In addition, the Company received approximately $3.0 million of additional term financing under the amendment. The amendment provided for repayment of this facility at a rate of $0.2 million per month at an interest rate of Libor plus 2.125% to Libor plus 2.625%. The amendment also formally released the Company’s Chairman and Chief Executive Officer of his guaranty of one of the term loans. The balance on this term note was $4.3 million at February 28, 2006. The revolving facility was also extended to July 2008. In June 2005 and December 2005, certain financial covenants of the loan agreement were amended and, in March 2005 and June 2005, the Company received a waiver of compliance with certain financial covenants. As of February 28, 2006, the term loan had an interest rate that ranged from Libor plus 2.125% to Libor plus 2.625%, while the revolver bears an interest rate that ranges from Libor plus 1.50% to Libor plus 2.00%. These loans are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At February 28, 2006 the rate was Libor (4.63%) plus 2.0% and the Company had borrowed approximately $23.0 million and had $3.6 million available for future borrowings under its revolving loan facility net of approximately $0.4 million in outstanding letters of credit.

As of February 28, 2006, the Company determined it was in violation of financial covenants under the Company’s credit facility that required the Company to maintain a certain senior debt to trailing EBITDA ratio and a certain fixed charge coverage ratio. On March 20, 2006 the Company was granted a waiver of the non-compliance of these covenants from the Lenders. Further, it was subsequently determined that the Company was in violation of an additional financial covenant under the Company’s credit facility that required the Company to maintain a certain liabilities to tangible net worth ratio. On June 1, 2006, the Company received a waiver of the non-compliance with this covenant and the Company and its lenders amended the loan agreement. Pursuant to the amendment, the Company (i) modified several of the financial covenants in the loan agreement, including covenants that require the Company to maintain a certain senior debt to trailing EBITDA ratio, a certain fixed charge coverage ratio and a certain liabilities to tangible net worth ratio (all as defined in the loan agreement); (ii) amended the loan agreement to require that lockbox deposits will be applied against the revolving loan on a daily basis; and (iii) amended the interest rate applicable to the Company’s term loan and the revolving loan. As amended, interest accrues on the term loan at a rate per annum equal to, at the option of the Company, (a) the Prime rate; or (b) Libor plus 2.13 % to Libor plus 2.88%, while the revolving loan accrues interest at a rate per annum equal to, at the option of the Company, (a) the Prime Rate; or (b) Libor plus 1.5 % to Libor plus 2.25%.

The Company’s Australian subsidiary has entered into three term loan facilities with an Australian financial institution to provide financing of up to AUD 1.7 million (approximately US $1.3 million). These facilities expire between April 2007 and October 2008. The loans require quarterly payments of AUD 0.2 million (approximately US $0.1 million) and a final balloon payment. The balance of these term notes was approximately $1.2 million at February 28, 2006.

In May 2005, in connection with the acquisition of the adhesives manufacturing assets described in Note C, the Company issued a four-year, non-interest-bearing $4.0 million note due in annual installments of $1.0 million. The principle balance of the note is discounted at an imputed interest rate of 5.20%; the unamortized discount at February 28, 2006 was $0.3 million.

In November 2005, in connection with the acquisition of the distributor of tools and flooring installation products described in Note C, the Company issued a three-year, AUD 0.5 million note (approximately US $0.3 million) bearing interest at the Australian 180-day commercial bill rate due in semi-annual installments totaling approximately AUD 0.2 million per year.

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 (which was paid in full on May 12, 2003), the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company estimates the value of the liability according to the warrant agreement based on the greatest of: (1) the fair market value of the liability for the Company if a capital transaction or public offering occurs; or, (2) a formula value based on a multiple of the trailing twelve month EBITDA; or (3) an appraised value as if the Company was sold as a going concern. In 2006, an appraised value of the Company was used to calculate value as of February 28, 2006, resulting in a $1.8 million liability which is recorded in Other Current Liabilities. As of February 28, 2005 based on management estimates, the Company recorded a $0.8 million liability in Other Long-Term Liabilities. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” In the fiscal 2006 period, the Company recognized expense of $1.0 million related to the change in the value of the put warrant liability. This compares to fiscal 2005, when the Company reversed approximately $1.2 million of previously recorded expense related to the same instrument. In the event the warrant is put to the Company, the Company will be required to pay holder of the warrants in accordance with the warrant agreement. The amount of the payment could differ from the full amount of the liability recorded at the end of the year.

Impact of Inflation and Changing Prices

During fiscal 2006, the Company experienced significant price increases in certain key commodities and components related to the purchase of raw materials and finished goods. The Company believes that its level of gross profit as a percent of net sales is affected by these increases. Other than the changes described, the effect of inflation on the Company’s operations has been minimal.

Contractual and Other Obligations

The following table summarizes, as of February 28, 2006, the Company’s minimum payments for debt and other obligations for the next five years and thereafter (in thousands):

	Payments Due By Fiscal Year Ending February 28 or 29,
	Total	2007	2008	2009	2010	2011	Thereafter
Debt	$13,303	$4,308	$4,261	$3,773	$949	$—	$12
Capital lease obligations	274	123	108	43	—	—	—
Operating lease obligation	7,081	2,020	1,639	1,467	1,050	905	—
Outstanding purchase orders	18,412	18,412	—	—	—	—	—
Put warrant*	1,789	1,789	—	—	—	—	—
Other long-term obligations reflected on the Company’s balance sheet under GAAP	—	—	—	—	—	—	—

Total	$40,859	$26,652	$6,008	$5,283	$1,999	$905	$12

*	Represents the earliest period that the holder can put the warrants to the Company under the existing agreement (see Note I to the Consolidated Financial Statements). In addition, the Company may call these warrants on and after April 5, 2007.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS 123(R) addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. When SFAS 123(R) becomes effective, it will replace SFAS 123 “Accounting for Stock-Based Compensation” and supercede APB No. 25 “Accounting for Stock Issued to Employees (APB No. 25)”, and will require companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees.

As required, the Company will adopt the new standard effective March 1, 2006 utilizing the modified prospective approach as allowed under SFAS 123(R). Recognition will be based on the requirements of SFAS 123 (R) for all share based payments granted after March 1, 2006 and for all awards granted to employees before March 1, 2006 that remain unvested on that date. Had the Company adopted SFAS 123(R) in prior periods the impact of the standard would have approximated the impact as described in the disclosure of pro forma net income and earnings per share in Footnote B of the Consolidated Financial Statements. Management believes the impact of implementing SFAS 123(R) will not be material in future periods.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a Replacement of APB No. 20 and SFAS No. 3.” SFAS No. 154 requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB Opinion 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In additions, SFAS No. 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. The Company has adopted the provisions of SFAS No 154 effective March 1, 2006 resulting in no material impact on the Company’s operations.

The Company has no off-balance sheet arrangements that have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company does maintain $0.4 million on outstanding letters of credit at the end of the fiscal year.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning, and include statements relating to the adequacy of the Company’s liquidity sources to meet the Company’s working capital needs and anticipated expenditures; the Company’s ability to increase the amount of sales of its products and expected sales levels of its products, the Company’s ability to increase prices and maintain or improve its gross margins; the Company’s ability to maintain good relationships with its suppliers and major customers; the Company’s ability to pass cost increases on to its customers; the Company’s ability to continue to do business around the world; the Company’s ability to successfully expand its market share, capitalize on new customers and cross-sell its products; the Company’s ability to introduce new and innovative products, expand existing product lines, and increase its sales and marketing penetration; the Company’s ability to successfully identify and complete acquisitions and to improve its distribution capabilities; the Company’s ability to continue its performance and that of its products and to increase stockholder returns; the Company’s ability to enhance its position as a worldwide manufacturer and distributor of specialty tools; expectations regarding the growth in sales of the largest home improvement retailers as compared to the rate of sales growth in the overall market; expectations regarding growth trends in the flooring segment of the home improvement market; and expectations that the Company will continue to penetrate more foreign markets.

These forward-looking statements are based on currently available information and are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations (See Item 1A-Risk Factors). Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditures; the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures; the Company’s dependence upon a limited number of customers for a substantial portion of its sales and the continued success of initiatives with those customers; the success of the Company’s marketing and sales efforts; improvements in productivity and cost reductions; increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; the Company’s ability to maintain and improve its brands; the Company’s reliance upon certain major foreign suppliers; the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it; the level of demand for the Company’s products among existing and potential new customers; the Company’s ability to successfully integrate its acquired businesses; the Company’s dependence upon the efforts of Mr. Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel; the Company’s ability to successfully integrate new management personnel into the Company; the Company’s ability to accurately predict the number and type of employees required to conduct its operations and the compensation required to be paid to such personnel; the Company’s ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers; the impact of new accounting standards on the Company; the Company’s belief that there will be no future adverse effect on the fair value of the Company’s goodwill or other intangible assets; decisions by management related to accounting issues, and regulation and litigation matters; the general economic conditions in North America and the world; and other risks and uncertainties described elsewhere herein and in other reports filed by the Company with the Securities and Exchange Commission.

All forward looking statements included herein are made only as of the date such statements are made and the Company does not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which the Company hereafter becomes aware. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

International revenues from the Company’s non-North American operations accounted for approximately 21% of total revenues during fiscal 2006. International revenues are generated from foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in local currency and, accordingly, use the local currency as their functional currency.

The Company’s international operations are subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, the Company’s future results may be materially adversely impacted by changes in these or other factors. The Company currently does not utilize currency forward exchange contracts or any other instrument to hedge currency denominated transactions.

The Company averaged $32.4 million of variable rate debt during fiscal 2006. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $0.2 million.

The Company issued 325,000 warrants associated with certain of its previously existing subordinated debt. These warrants contain put and call provisions as defined in the agreement (See Note I of the Consolidated Financial Statements). If the fair value of the warrant changes by $0.10, the effect on the Company would be an adjustment to earnings of less than $0.1 million.

Item 8. Financial Statements and Supplementary Financial Data

The response to this item is submitted on pages F1 – F26 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that as a result of the material weaknesses in the Company’s internal control over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings.

In connection with the audit for the Company’s fiscal years ending February 28, 2005 and 2006, the Company and its independent auditors identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) reconciling intercompany balances, and (ii) ensuring proper documentation and review of consolidating adjusting journal entries. During fiscal 2006, the Company implemented and continues to implement various measures to address the material weaknesses and to improve overall internal control over financial reporting, including without limitation, (a) hiring of additional personnel to respond to the financial reporting and control complexities associated with the Company’s expanding operations; (b) developing and implementing additional control procedures over the recording of intercompany transactions, reconciliation of intercompany balances, and monitoring of compliance with those procedures; and (c) developing and implementing additional control procedures over the initiation and review of adjusting journal entries. During the fourth quarter of fiscal 2006, the Company’s Chief Financial Officer resigned and was replaced by Randall N. Paulfus, a partner with Tatum LLC, to serve as Interim Chief Financial Officer

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Except as described above, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect such internal controls during the three months ended February 28, 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 27, 2006.

Item 11. Executive Compensation

Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 27, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 27, 2006.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 27, 2006.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on July 27, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of the report:

1. and 2. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

3. For Exhibits see Item 15(b), below.

(b)	List of Exhibits:

Exhibit	Description No.
2.1	Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation (1)

2.2	Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc.(3)

3.1	Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company, as amended (10)

3.3	Form of Indemnification Agreement executed by Officers and Directors of the Company (1)

4.1	Form of specimen certificate for Common Stock of the Company (1)

4.2	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering (1)

4.3	Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) (3)

4.4	Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70), and IBJ Schroeder as Escrow Agent ($500,000). (3)

9	Voting Trust Agreement, dated August 3, 1996, by and between Lewis Gould and Susan J. Gould(1)

10.1	Q.E.P. Co., Inc. Omnibus Stock Plan of 1996, as amended on July 9, 2004 (10)+

10.2	Employment Agreement dated May 1, 2002 by and between Lewis Gould and the Company. (6)+

10.3	Industrial Lease, dated August 1, 1996, by and between JMB/Pennsylvania Advisors - IV, L.P., and the Company (2)

10.4	Stock Purchase Agreement effective January 1, 1998 between Q.E.P. Holding B.V. and Roberts Beheer B.V. (4)

10.5	Purchase and Sale Agreement effective as of December 31, 1997 between Roberts Beheer B.V., Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc. (4)

10.6	Subordinated Loan and Security Agreement, dated April 5, 2001, by and between The HillStreet Fund, L.P. and the Company, including Subordinated Term Promissory Note dated April 5, 2001, Warrant Agreement dated April 5, 2001, and Warrant dated April 5, 2001. (5)

10.7	Second Amended and Restated Loan Agreement dated November 14, 2002, by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (6)

10.8	Form of Term Note, Domestic Advances Note, Foreign Advances Note and B.V. Note executed in connect with Second Amended and Restated Loan Agreement dated November 14, 2002. (6)

10.9	Agreement by the Company and Lewis Gould, dated May 12, 2003. (7)+

10.10	Agreement between the Company and Valfin, SA dated September 23, 2004. (9)

10.11	Liability and Asset Guarantee between Company and Valfin, SA dated September 23, 2004. (9)

10.12	QEP Executive Deferred Compensation Plan effective December 15, 2004.(11) +

10.13	Trust under the QEP Executive Deferred Compensation Plan dated December 27, 2004. (11)

10.14	Fourth Amendment and Waiver Agreement dated March 31, 2005 by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (12)

10.15	Asset Purchase Agreement dated May 5, 2005 by and among the Company, certain of its subsidiaries, and Halex Corporation. (12)

10.16	Fifth Amendment and Waiver Agreement dated June 14, 2005 by and between the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (12)

10.17	Form of Term Notes, Amended and Restated Domestic Advances Note and Debenture executed in connect with Fourth Amendment and Waiver Agreement dated March 31, 2005. (12)

10.18	Interim Executive Services Agreement, dated January 12, 2006, by and between Tatum LLC and Q.E.P. Co., Inc. (13) +

10.19	Employment Letter Agreement, dated January 12, 2006, by and between Randall Paulfus and Q.E.P. Co., Inc. (13) +

10.20	Seventh Amendment and Waiver Agreement dated June 1, 2006 by and among the Company, certain affiliates of the Company, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA. (14)

14.1	Code of Ethics for Senior Financial Officers. (8)

21	Subsidiaries of the Company (14)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

99.1	Escrow Agreement dated October 21, 1997 among the Company, RCI Holdings, Inc., and IBJ Schroeder. (3)

(1)	Filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477) filed with the Securities and Exchange Commission, and incorporated herein by reference.
(2)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 1997, and incorporated herein by reference.
(3)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.
(4)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 1998, and incorporated herein by reference.
(5)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 2001, and incorporated herein by reference.
(6)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 13, 2003, and incorporated herein by reference.
(7)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 2003, and incorporated herein by reference.
(8)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2004, and incorporated herein by reference.
(9)	Filed with the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on September 27, 2004, and incorporated herein by reference.
(10)	Filed with the Company’s Quarterly Report herein on Form 10-Q filed with the Securities and Exchange Commission on October 14, 2004, and incorporated herein by reference.
(11)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2003, and incorporated herein by reference.
(12)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2005, and incorporated herein by reference.

(13)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2006, and incorporated herein by reference.
(14)	Filed herewith.
+	Management contracts or compensatory plans or arrangements.

(c)	The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, State of Florida, on June 13, 2006.

Q.E.P. CO., INC.

By:	/s/ Lewis Gould
Lewis Gould
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lewis Gould and Randall N. Paulfus and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lewis Gould	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2006
Lewis Gould

/s/ Randall N. Paulfus	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 13, 2006
Randall N. Paulfus

/s/ Emil Vogel	Director	June 13, 2006
Emil Vogel

/s/ Christian Nast	Director	June 13, 2006
Christian Nast

/s/ Leonard Gould	Director	June 13, 2006
Leonard Gould

/s/ Geary Cotton	Director	June 13, 2006
Geary Cotton

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Q.E.P. Co., Inc. and Subsidiaries

We have audited the accompanying balance sheets of Q.E.P. Co., Inc. (a Delaware corporation) as of February 28, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q.E.P. Co., Inc. as of February 28, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Miami, Florida

June 5, 2006

Q.E.P. CO., Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except par values)

	February 28, 2006	February 28, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$852	$1,869
Accounts receivable, less allowance for doubtful accounts of approximately $361 and $288 as of February 28, 2006 and February 28, 2005, respectively	33,258	27,016
Inventories (Note F)	34,128	29,929
Prepaid expenses and other current assets	1,573	2,047
Deferred income taxes (Note L)	617	457

Total current assets	70,428	61,318

Property and equipment, net (Note G)	8,296	9,186
Deferred income taxes, net (Note L)	—	182
Goodwill	16,799	12,931
Other intangible assets, net (Note H)	3,109	2,808
Other assets	310	683

Total Assets	$98,942	$87,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$24,041	$17,144
Accrued liabilities	5,511	4,630
Lines of credit (Note I)	26,284	24,703
Current maturities of long term debt (Note I)	4,431	3,472
Warrant put liability (Note I)	1,789	—

Total current liabilities	62,056	49,949

Notes payable (Note I)	4,950	4,488
Other long-term debt (Note I)	4,197	2,044
Deferred income taxes (Note L)	213	—
Warrant put liability (Note I)	—	782

Total Liabilities	71,416	57,263

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500 shares authorized, $1.00 par value; 337 shares issued and outstanding at February 28, 2006 and 2005 (Note N)	337	337
Common stock; 20,000 shares authorized, $.001 par value; 3,458 shares and 3,457 shares issued and outstanding at at February 28, 2006 and 2005, respectively	3	3
Additional paid-in capital	9,539	9,530
Retained earnings	21,714	22,976
Treasury stock; 70 shares held at cost (Note N)	(543)	(543)
Accumulated other comprehensive income	(3,524)	(2,458)

	27,526	29,845

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,942	$87,108

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
Net sales (Note E)	$212,314	$173,625	$143,273
Cost of goods sold	150,318	120,038	94,065

Gross profit	61,996	53,587	49,208

Costs and expenses:
Shipping	20,943	17,299	14,531
General and administrative	18,821	15,068	12,300
Selling and marketing	20,208	16,764	13,436
Other expense (income), net (Note C)	(1,156)	243	721

Total costs and expenses	58,816	49,374	40,988

Operating income	3,180	4,213	8,220

Change in warrant put liability (Note I)	(1,006)	1,160	(767)
Interest income	9	10	1
Interest expense	(2,507)	(1,547)	(1,587)

Income (loss) before provision for income taxes	(324)	3,836	5,867

Provision (benefit) for income taxes (Note L)	922	(119)	2,379

Net income (loss)	$(1,246)	$3,955	$3,488

Net income (loss) per share:
Basic	$(0.37)	$1.14	$1.02

Diluted	$(0.37)	$1.06	$0.99

Weighted-average number of common shares outstanding
Basic	3,458	3,447	3,398

Diluted	3,458	3,711	3,527

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury stock	Total Stockholders’ Equity	Other Comprehensive Income (loss)
	Shares	Amount	Shares	Amount
Balance at February 28, 2003	336,660	$337	3,381,243	$3	$9,069	$15,554	$(2,645)	$(436)	$21,882
Net income						3,488			3,488	$3,488
Foreign currency translation adjustment							60		60	60
Purchase of treasury stock								(206)	(206)
Issuance of stock in connection with a guarantee agreement					13			261	274
Issuance of stock in connection with the exercise of stock options			32,860	—	192				192
Dividends						(10)			(10)

Balance at February 29, 2004	336,660	$337	3,414,103	$3	$9,274	$19,032	$(2,585)	$(381)	$25,680	$3,548

Net income						3,955			3,955	3,955
Foreign currency translation adjustment							127		127	127
Purchase of treasury stock								(162)	(162)
Issuance of stock in connection with the exercise of stock options			42,750	—	256				256
Dividends						(11)			(11)

Balance at February 28, 2005	336,660	$337	3,456,853	$3	$9,530	$22,976	$(2,458)	$(543)	29,845	$4,082

Net loss						(1,246)			(1,246)	(1,246)
Foreign currency translation adjustment							(1,066)		(1,066)	(1,066)
Issuance of stock in connection with the exercise of stock options			1,488	—	9				9
Dividends						(16)			(16)

Balance at February 28, 2006	336,660	$337	3,458,341	$3	$9,539	$21,714	$(3,524)	$(543)	$27,526	$(2,312)

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net income (loss)	$(1,246)	$3,955	$3,488

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,906	3,258	2,861
Change in fair value of warrant put liability (Note I)	1,006	(1,160)	767
Bad debt expense	359	206	432
Gain on sale of property and equipment	—	—	(132)
Gain on sale of business (Note C)	(1,120)	—	—
Deferred income taxes (Note L)	235	150	436
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,500)	(1,431)	(1,997)
Inventories	(1,832)	292	1,257
Prepaid expenses	476	102	(150)
Other assets	(660)	284	(166)
Trade accounts payable and accrued liabilities	7,136	1,019	1,370

Net cash provided by operating activities	1,760	6,675	8,166

Cash flows from investing activities:
Capital expenditures	(2,188)	(2,853)	(2,586)
Acquisitions, net of cash acquired (Note C)	(2,512)	(3,027)	(3,601)
Proceeds from sale of property and equipment	—	—	245

Net cash used in investing activities	(4,700)	(5,880)	(5,942)

Cash flows from financing activities:
Net borrowings under lines of credit (Note I)	2,072	3,243	145
Borrowings of long term debt (Note I)	3,417	1,191	6,367
Repayments of notes payable (Note I)	(2,668)	(2,984)	(7,606)
Repayments of acquisition debt (Note I)	(1,014)	(815)	(788)
Purchase of treasury stock	(120)	(136)	(90)
Proceeds from exercise of stock options	9	255	193
Dividends	(16)	(11)	(10)

Net cash provided by (used in) financing activities	1,680	743	(1,789)

Effect of exchange rate changes on cash	243	(626)	218

Net increase (decrease) in cash	(1,017)	912	653

Cash and cash equivalents at beginning of year	1,869	957	304

Cash and cash equivalents at end of year	$852	$1,869	$957

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.®, ROBERTS®, Capitol®, QSet™, Vitrex® and Elastiment™, the Company markets specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Q.E.P. and its subsidiaries market approximately 3,000 products in the U.S., Canada, Europe, Australia and Latin America. The Company sells its products primarily to large home improvement retail centers, as well as traditional distribution outlets in all the markets it serves.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation

The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly owned subsidiaries, after eliminating all significant inter-company accounts and transactions.

2.	Warrants

In connection with the refinancing of certain subordinated debt (see Note I), the Company issued 325,000 warrants at $3.63, which will expire on April 4, 2011. These warrants can be put to the Company for a ten-year period beginning April 5, 2006 based on certain criteria. Further, the Company may call these warrants on and after April 6, 2007. The terms of the warrants required that an estimate of the associated liability be determined. A $1.8 million liability as determined by an independent appraisal was recorded at the end of fiscal 2006 in current liabilities and a $0.8 million liability was included in long-term liabilities at the end of fiscal 2005 as a result of these estimates. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

3.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $0.8 million of foreign balances.

4.	Accounts Receivable

The Company’s accounts receivable are principally due from home centers or flooring accessory distributors. Credit is extended based on an evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are due at various times based on each customer’s credit worthiness and selling arrangement. The outstanding balances are stated net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s previous loss history, the customer’s ability to pay its obligations, and the condition of the general economy and the industry as a whole. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy, and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. Uncollectible accounts are written off against the allowance. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

5.	Inventories

Inventories are stated at the lower of standard cost or market, which approximates first-in, first-out, actual cost or net realizable value.

6.	Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by straight-line methods in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over their expected useful life or the remaining life of the respective lease, whichever is shorter.

The following are the estimated lives of the Company’s property and equipment:

Machinery and warehouse equipment	5 to 10 years
Furniture and computer equipment	3 to 10 years
Capital leases	3 to 5 years
Building	30 to 33 years
Leasehold improvements	5 to 15 years

Maintenance and repairs are charged to expense and significant renewals and betterments are capitalized. When property is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations for the period.

7.	Goodwill and Other Intangible Assets

Goodwill is tested for impairment in accordance with Statement of Financial Accounting Standards No. 142 using a fair value approach applied to each reporting unit. Impairment charges are recognized for amounts where the reporting unit’s goodwill exceeds its fair value. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist. The impairment test is based on a valuation provided by an independent appraiser and, if the asset is impaired, it is written down to fair value. The Company’s annual impairment assessment date is August 31st.

8.	Impairment of Long-Lived Assets

The Company evaluates its long-lived assets and definite-lived intangibles for impairment in accordance with Statement of Financial Accounting Standards No. 144 whenever events or circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value as provided by an independent appraiser. If such an asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

9.	Income Taxes

The Company provides for federal, state and foreign income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established to reduce deferred tax assets if it is more likely than not all, or some portion, of such deferred tax assets will not be realized.

10.	Leases

Leases which meet certain criteria are classified as capital leases. For such leases, assets and obligations are recorded initially at the present value of the contractual lease payments. The capitalized leases are amortized using the straight-line method over the assets’ estimated economic lives. Interest expense relating to the lease liabilities is recorded to affect a constant rate of interest over the terms of the obligations. Leases not meeting capitalization criteria are classified as operating leases and related rentals are charged to expense as incurred.

11.	Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. As of the current date, however, no options have been issued at a discount to market price. The Company has adopted the disclosure-only provision of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.

The Company will adopt SFAS 123(R) in the first quarter of fiscal 2007. In accordance with the provisions of SFAS 123(R), the Company will recognize compensation expense related to outstanding unvested stock options in fiscal 2007 and beyond.

During fiscal 2006, the Company accounted for options issued under the intrinsic value method of APB 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS 123(R), the Company’s net income (loss) and diluted earnings (loss) per share for the years ended February 28 or 29, 2006, 2005, and 2004, respectively would have been as follows (in thousands except per share data):

	2006	2005	2004
Net income (loss):
As reported	(1,246)	3,955	3,488
Pro forma	(1,425)	3,837	3,398

Net income (loss) per share
As reported	$(0.37)	$1.06	$0.99
Pro forma	$(0.42)	$1.03	$0.96

The weighted average fair value at date of grant for options granted during 2006, 2005 and 2004 was $6.59, $8.91 and $5.40 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2006	2005	2004
Expected stock price volatility	38.0%	38.3%	38.8%

Expected lives of options:
Directors and officers	3 years	3 years	3 years
Employees	3 years	3 years	3 years
Risk-free interest rate	5.2%	4.5%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%

12.	Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of stock options and warrant common stock equivalent shares which are not utilized when the effect is antidilutive. All common stock equivalents have been excluded from the diluted per share calculation in 2006 because their inclusion would have been antidilutive.

13.	Restructuring

The Company began the process of restructuring one of its foreign operations during the fourth quarter of fiscal year 2005. The costs of the restructuring, principally related to termination benefits that are expected to continue through fiscal year 2008, are accrued and currently are estimated to aggregate to $0.6 million in fiscal 2006. Changes in the liability associated with the restructuring are recorded in general and administrative expense and are as follows (in thousands):

Year Ended February 28, 2006
Beginning liability	$66
Costs charged to expense	609
Costs paid or settled	(506)
Foreign currency translation adjustment	(10)

Ending liability	$159

14.	Fair Value of Financial Instruments

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

Warrant put liability: The carrying amount approximates fair value based on a valuation performed by an independent appraiser.

15.	Foreign Currencies

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in general and administrative expenses and were immaterial in fiscal 2006. A gain of $0.2 million was recorded in fiscal 2005.

16.	Revenue Recognition

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

Shipping and handling costs are classified as a separate operational expense on the accompanying Consolidated Statements of Income. Shipping costs billed to customers are included in sales.

18.	Advertising Cost

Advertising costs are expensed as incurred and totaled $3.4 million, $2.6 million and $2.3 million for the years ended February 28 or 29, 2006, 2005 and 2004, respectively. The majority of these costs were paid to the Company’s two largest customers. In return, the Company receives and tracks the advertising in various forms of media of its products on a local, regional and national level. These retailers also display the Company’s products on in-store signage and sends advertising of the Company’s products directly to its professional contractor customers. The Company believes, based on its review of information available, that the value received approximates the cost. These costs are included in selling and marketing on the consolidated statements of income. In the event costs exceed the fair market value, the excess cost is included as a reduction of sales.

19.	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the warrant put liability, income taxes, the allowance for doubtful accounts, inventory valuation reserves, depreciation and amortization. Actual results could differ from those estimates.

20.	Reclassifications

Certain amounts in the fiscal year 2005 presentation have been reclassified to conform with the fiscal year 2006 presentation with respect to the income statement classification of the change in the warrant put liability. In previous presentations, the change in the warrant put liability was classified within operating expenses. In the current presentation, the change has been classified as a non-operating expense.

21.	Comprehensive Income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s balance in comprehensive income (loss) is specifically derived from foreign currency translation adjustments. The Company presents accumulated other comprehensive income (loss), net of taxes, in its consolidated statement of shareholders’ equity.

NOTE C – ACQUISITIONS

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. The purchase price is allocated based on the estimated fair value of assets acquired and liabilities assumed.

During fiscal 2006, the Company purchased assets of a U.S. flooring adhesives manufacturer and purchased an Australian distributor of tools and flooring installation products. The transaction for the acquisition of the U.S. adhesives manufacturer was recorded at fair value. Consideration for the purchases was $6.4 million, including cash consideration of $1.0 million, the fair value of a carpet seaming tape distribution business which was contributed to one of the transactions of $1.5 million and the issuance of $3.9 million in notes payable. The Company recorded a $1.1 million gain, which was recorded in Other Expense (Income), on the sale of the carpet seaming tape distribution business. The acquisitions were accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill is attributable to the potential future cash flows resulting from the products, customers, distribution channels, management, employees and manufacturing efficiencies acquired. A summary of the fair value of assets acquired and liabilities assumed in connection with these acquisitions is as follows (in thousands):

Fiscal 2006
Cash consideration paid	$1,012
Fair value of carpet seaming tape distribution business	1,500
Notes payable issued	3,845

Total consideration	6,357

Less: Fair value of assets acquired
Accounts receivable, net	151
Inventory	1,937
Property and equipment	454
Identifiable intangibles and other assets	415

Total	2,957

Plus: Fair value of liabilities assumed
Accounts payable and accrued expenses	642

Goodwill	$4,042

The intangibles recorded related to acquisitions made in fiscal 2006 are related trademarks and non-compete agreements and will be amortized over a weighted average period of 10 years.

The unaudited pro forma consolidation of the acquisitions occurring in fiscal 2006 showing the results of operations assuming the above purchases occurred at the beginning of each respective fiscal year are not material and are not included herein.

The goodwill resulting from these acquisitions is not deductible for tax purposes.

NOTE D – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. There were 0.4 million, 0.3 million and 0.3 million of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, all potential dilution resulting from common stock equivalents outstanding were excluded from the calculation of diluted shares due to the fact that the Company incurred a loss. The following is a reconciliation of the number of shares used in the basic and diluted computation of income per shares (in thousands)

	Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
Weighted average number of common shares outstanding - basic	3,458	3,447	3,398
Dilution from stock options and warrants	—	264	129

Weighted average number of common shares outstanding - diluted	3,458	3,711	3,527

NOTE E – GEOGRAPHIC INFORMATION

The Company operates in one business segment, flooring-related products. The Company manufactures and distributes flooring-related products to the residential new construction, do-it-yourself and professional remodeling and renovation markets and home centers.

Information attributable to the Company’s geographic areas is as follows (in thousands):

	Domestic	Canada/Latin America	Australia/New Zealand/Asia	United Kingdom/ Europe	Inter-company Eliminations	Consolidated
2006
Sales	$149,824	$21,255	$20,567	$20,668	$—	$212,314
Transfers between areas	1,915	9,369	223	—	(11,507)	—

Total sales	$151,739	$30,624	$20,790	$20,668	$(11,507)	$212,314

Long-lived assets	$45,262	$4,259	$3,228	$2,235	$(26,470)	$28,514

2005
Sales	$115,461	$15,398	$20,210	$22,556	$—	$173,625
Transfers between areas	2,103	6,257	244	—	(8,604)	—

Total sales	$117,564	$21,655	$20,454	$22,556	$(8,604)	$173,625

Long-lived assets	$40,548	$4,387	$3,059	$2,929	$(25,133)	$25,790

2004
Sales	$106,504	$12,948	$12,460	$11,361	$—	$143,273
Transfers between areas	2,942	5,135	437	—	(8,514)	—

Total sales	$109,446	$18,083	$12,897	$11,361	$(8,514)	$143,273

Amounts are attributed to the country of the legal entity that recognized the sale or holds the assets. The intercompany sales are billed at prices established by the Company. The price takes into account the product cost and overhead of the selling location.

NOTE F – INVENTORIES

Inventories consisted of the following (in thousands):

	February 28, 2006	February 28, 2005
Raw materials and work-in-process	5,822	4,311
Finished goods	28,306	25,618

	34,128	29,929

NOTE G - PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	February 28, 2006	February 28, 2005
Machinery and warehouse equipment	8,884	8,411
Office furniture, equipment and computer equipment	8,622	7,912
Building and leasehold improvements	4,731	4,145

	22,237	20,468
Less: Accumulated depreciation and amortization	(13,941)	(11,282)

	8,296	9,186

Depreciation expenses were $3.3 million, $2.7 million and $1.8 million for fiscal 2006, 2005 and 2004, respectively. Amortization of assets recorded under capital leases is included in depreciation expense.

NOTE H – INTANGIBLE ASSETS

Under Statement of Financial Accounting Standard No. 142, intangible assets with definite lives are amortized while intangibles with indefinite lives, such as goodwill, are tested annually for impairment. The Company performs an impairment test on its goodwill during the second quarter of each fiscal year. Based on the most recent test, the Company determined that no impairment had occurred. The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance on February 29, 2004	$11,291
Additions to goodwill	1,500
Translation adjustments	140

Balance on February 28, 2005	12,931
Additions to goodwill	4,005
Translation adjustments	(137)

Balance on February 28, 2006	$16,799

All other intangible assets are subject to amortization. The total balance of intangible assets is classified as follows (in thousands):

	Weighted Avg Useful Life	February 28, 2006			February 28, 2005
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	20	2,971	(820)	2,151	2,866	(669)	2,197
Other intangibles	5	1,327	(369)	958	876	(265)	611

		$4,298	$(1,189)	$3,109	$3,742	$(934)	$2,808

Other intangibles include customer lists, non-compete agreements, patents and financing fees. Amortization expense of $0.3 million was recorded related to intangible assets in fiscal 2006. The following table provides information regarding estimated amortization expense for each of the following years ending February 28 or 29 (in thousands):

2007	$265
2008	263
2009	263
2010	244
2011	209
Therafter	1,865

$3,109

NOTE I – DEBT AND WARRANT PUT LIABILITY

Total debt consists of the following (in thousands):

	February 28, 2006	February 28, 2005
Payable to banks under revolving credit facilities	$26,284	$24,703
Payable to banks under term loan credit facilities	5,515	4,503
Payable to a bank under a mortgage agreement	1,899	1,895
Acquisition notes payable	5,878	3,068
Other debt, including capital leases	286	538

	$39,862	$34,707
Less current installments	30,715	28,175

Long Term	$9,147	$6,532

Payable to banks under revolving credit facilities

The Company has a loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In March 2005, the Company amended the facility to consolidate the Company’s term notes and increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility under the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving facility was also extended to July 2008. In June 2005 and December 2005, certain financial covenants of the loan agreement were amended and in June 2005 the Company received a waiver of compliance with certain financial covenants. As of February 28, 2006, the term loan has an interest rate that ranges from Libor plus 2.125 to Libor plus 2.625, while the revolver bears an interest rate that ranges from Libor plus 1.50% to Libor plus 2.00%. These loans are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At February 28, 2006 the rate was Libor (4.63%) plus 2.0% and the Company had borrowed approximately $23.0 million and had $3.6 million available for future borrowings under its revolving loan facility net of approximately $0.4 million in outstanding letters of credit.

As of February 28, 2006, the Company was in violation of financial covenants under the Company’s credit facility that required the Company to maintain a certain senior debt to trailing EBITDA ratio and a certain fixed charge coverage ratio. On March 20, 2006 the Company was granted a waiver of the current non-compliance of these covenants from the Lenders. Further, it was determined that the Company was in violation of an additional financial covenant under the Company’s credit facility that required the Company to maintain a certain liabilities to tangible net worth ratio. On June 1, 2006, the Company received a waiver of this covenant. Also in June 2006 the loan agreement was amended with respect to certain financial covenants. The June 2006 amendment also resulted in a fee of less than $0.1 million and an increase in the interest rate to a range from Libor plus 1.5% to Libor plus 2.25%.

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. At February 28, 2006, the maximum permitted borrowing was approximately $2.1 million of which $1.5 was outstanding. The facility is considered a demand note and carries with it a rate of the Australian Commercial Bill Rate (5.65%) plus 2%.

In connection with the purchase of the assets of Vitrex Ltd., the Company’s United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £1.0 million (approximately U.S. $1.7 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £0.4 million (approximately U.S. $0.7 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $5.6 million) as well as a guaranty by the Company. On February 28, 2006, $1.7 million was borrowed under this facility. Both are considered demand notes and have an interest rate of 6.5%.

Payable to Banks Under Term Loan Facilities

As discussed previously, in March 2005, the Company amended its term loan agreements by consolidating the then existing two facilities into one three year term facility. In addition, the Company received approximately $3.0 million of additional term financing under the amendment. The amendment provides for repayment of this facility at a rate of $0.2 million per month at an interest rate of Libor plus 2.13% to Libor plus 2.63% through April 2008. The amendment also formally released the Company’s Chairman and Chief Executive Officer of his guaranty of one of the term loans. The balance on this term note was $4.3 million at February 28, 2006. In June 2006, the term loan agreements were amended to increase the interest rate to Libor plus 2.13% to Libor plus 2.88%.

The Company’s Australian subsidiary has entered into three term loan facilities with an Australian financial institution to provide financing of up to AUD 1.7 million (US $1.3 million). These facilities expire in April 2007, June 2008 and October 2008. The loans require quarterly payments of AUD 0.2 million (US $0.1 million) and a final balloon payment. The balance of these term notes was US $1.2 million at February 28, 2006. The term loan is collateralized by substantially all of the assets of the subsidiary (approximately $10.4 million) as well as a guaranty by the parent company.

Payable to a Bank Under a Mortgage Agreement

In July 2003, the Company refinanced its mortgage loan in Canada to finance its expansion of the Canadian physical facilities. As of February 28, 2006, the mortgage balance is approximately $1.9 million and is amortized based on a 15-year period. The mortgage refinancing bears an interest rate of LIBOR plus 2.00% and will mature in September 2008. The mortgage loan requires principal payments of less than $0.1 million per month.

Acquisition Notes Payable

In July 2002, in connection with the acquisition of an Australian distributor, the Company’s Australian subsidiary issued a note to the related seller in the approximate amount of AUD 1.4 million (approximately US $0.8 million). This note requires monthly payments of less than US $0.1 million through December 2006 with interest at 6.5%. Approximately US $0.2 million was outstanding at February 28, 2006.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued two unsecured notes. The first note was amended on two occasions to extend the final $0.3 million due as of February 29, 2004 to October 10, 2009 with interest payable quarterly at 7%. The final payment of the second note was made on July 22, 2005.

In connection with the August 2004 purchase of the assets of Tuplex Corporation, a flooring underlayment manufacturer in the United States, the Company issued a note to the seller in the amount of $0.8 million. The note requires an annual payment of $0.2 million over four years. Interest on the note accrues at 4% per year. At February 28, 2006, $0.6 million remains unpaid.

In connection with the acquisition of the flooring distributorship business in Mexico in November 2004, the Company issued a note to the seller in the amount of approximately $0.8 million immediately repaid approximately $0.6 million and requires payment of the remainder over a two year period. Approximately $0.1 million was outstanding at February 28, 2006.

In connection with the acquisition of PRCI S.A. in November 2004, the Company issued a note to the related seller for approximately $1.1 million. The note is repayable in four equal annual installments beginning November 2005. Interest on the note accrues at the EURIBOR three month rate (2.7% at February 28, 2006) per year. Approximately $0.8 million was outstanding at February 28, 2006.

In May 2005, in connection with the acquisition of the adhesives manufacturing assets described in Note D, the Company issued a four-year, non-interest-bearing $4.0 million note due in annual installments of $1.0 million. The principle balance of the note is discounted at an imputed interest rate of 5.20%; the unamortized discount at February 28, 2006 was $0.3 million.

In November 2005, in connection with the acquisition of the Australian distributor of tools and flooring installation products described in Note D, the Company issued a three-year, AUD 0.5 million note (approximately US$0.3 million) bearing interest at the Australian 180-day commercial bill rate (5.65%) due in semi-annual installments totaling approximately AUD 0.2 million per year.

Warrant Put Liability

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time after April 5, 2006 based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company estimates the value of the liability according to the subordinated loan agreement based on the greatest of: (1) the fair market value of the liability for the Company if a capital transaction or public offering occurs; or, (2) a formula value based on a multiple of the trailing twelve month EBITDA; or (3) an appraised value as if the Company was sold as a going concern. In 2006, an appraised value of the Company was used to calculate fair value as of February 28, 2006, resulting in a $1.8 million liability. As of February 28, 2005 based on management estimates, the Company recorded a $0.8 million liability. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” In the fiscal 2006 period, the Company recognized expense of $1.0 million related to the change in the value of the put warrant liability. This compares to fiscal 2005, when the Company reversed approximately $1.2 million of previously recorded expense related to the same instrument.

The aggregate maturities of all debt, excluding the warrant put liability, maturing during each of the next five years as of February 28, 2006 is as follows (in thousands):

2007	$30,715
2008	4,370
2009	3,816
2010	949
2011	—
Thereafter	12

Total	39,862
Less current portion	30,715

Total	$9,147

Interest paid for all debt was $2.3 million, $1.6 million and $1.5 million in fiscal 2006, 2005 and 2004, respectively.

There were approximately $0.3 million and $0.1 million, respectively, outstanding under capital lease arrangements at the end of fiscal 2006 and fiscal 2005 respectively. The assets purchased under capital lease are composed primarily of manufacturing equipment and the latest maturity date on the final lease is December 2009.

NOTE J - COMMITMENTS AND CONTINGENCIES

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

The Company conducts its operations from various leased facilities. Future minimum payments under non-cancelable operating leases consist of the following in fiscal years ending after February 28, 2006 (in thousands):

2007	$2,020
2008	1,639
2009	1,467
2010	1,050
2011	905

Total	$7,081

Total rent expense under non-cancelable operating leases approximated $2.6 million, $2.8 million, and $2.5 million in fiscal 2006, 2005, and 2004, respectively.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $0.3 million and this amount was subsequently increased by $0.3 million to $0.6 million based on an estimate for the cost of remediation. During fiscal 2006, the Company increased the reserve by an additional $0.1 million. Through fiscal 2006, the Company has spent approximately $0.7 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for the next few years.

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

3.	French Tax Assessment

During fiscal 2006, French tax authorities have assessed income and value-added taxes of approximately $1.6 million, including interest and penalties, on certain transactions of a wholly-owned subsidiary. The Company has disputed the assessment and is in the process of accumulating additional information requested by such tax authorities. No provision has been made in the financial statements related to this assessment.

NOTE K - PENSION AND RETIREMENT PLANS

The Company and its subsidiaries offer a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution. The Company may, at the discretion of the board of directors, make contributions to the plan. For the three years ended February 28, 2006, 2005 and 2004 the Company contributed approximately $0.1 million, $0.1 million, and $0.1 million, respectively.

The Company also participates in a government-sponsored pension plan at one foreign subsidiary. The Company remits premiums to insurance companies who manage the plans. The Company records pension expense related to the normal premiums and amortizes the prior service costs over a ten-year period. The Company has recorded approximately $0.3 million, $0.1 million, and $0.1 million as pension expense for the years ended February 28 or 29, 2006, 2005 and 2004, respectively.

NOTE L - INCOME TAXES

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended February 28 or 29,
	2006	2005	2004
United States	$(3,991)	$1,795	$4,415
Foreign	3,667	2,041	1,452

Total	$(324)	$3,836	$5,867

The components of the provision for income taxes are as follows (in thousands):

	Year Ended February 28 or 29,
	2006	2005	2004
Current:
Federal	$(640)	$(1,107)	$1,397
State	(47)	(127)	117
Foreign	1,374	965	433

	687	(269)	1,947

Deferred:
Federal	(87)	(188)	347
State	(6)	(13)	24
Foreign	328	351	61

	235	150	432

Total income tax provision (benefit)	$922	$(119)	$2,379

The tax effects of temporary differences which give rise to deferred tax assets are as follows (in thousands):

	February 28,
	2006	2005
Provision for doubtful accounts	$41	$66
Accrued expenses	391	223
Fixed assets	(350)	(492)
Inventory	185	168
Net operating loss-U.S.	197	220
Foreign credit carryforwards and net operating loss	1,421	1,239
Foreign exchange gain on long-term debt	(323)	—
Other	(12)	(52)

	1,550	1,372
Less: valuation allowance on foreign net operating loss carryforward	(1,146)	(733)

Net deferred tax asset	$404	$639

The Company has approximately $0.5 million United States net operating loss carry forwards which expire in the years 2011 through 2018, all of which relate to the Company’s acquisitions in fiscal 2000. The net operating loss carry forward is subject to separate IRC Section 382 Limitation. The Section 382 limitation limits the Company’s utilization of its net operating losses to an annual amount after an ownership change.

The Company has net operating losses in various foreign countries of approximately $3.7 million. This balance does not carry with it an associated limit on expiration. The Company has recorded a deferred tax asset based on its estimate of the recoverability of the balance of the foreign net operating losses. Further, the Company has determined that certain foreign net operating losses may not be realized; therefore, a valuation allowance of approximately $1.1 million has been established.

During the fourth quarter of fiscal 2005 the Company determined, based on an independent appraisal, that the Company’s Holland subsidiary was insolvent and therefore met the requirements for a worthless stock and bad debt deduction under the Internal Revenue Code. Accordingly, the Company recognized the United States tax benefit of $1.6 million during fiscal 2005.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements (in thousands except percentage data):

	Year Ended February 28 or 29,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Provision for federal income taxes at the statutory rate	$(110)	34.0%	$1,304	34.0%	$1,995	34.0%
State and local income taxes-net of federal income tax benefit	(53)	16.3%	43	1.1%	106	1.8%
Warrant put liability	342	-105.6%	(422)	-11.0%	311	5.3%
Additional foreign taxes	150	-46.3%	(1,616)	-42.1%	—	—
Valuation allowance on foreign net operating loss	414	-127.7%	517	13.5%	46	0.8%
Intercompany transactions	144	-44.4%	—	—	—	—
Other	35	-10.9%	55	1.4%	(79)	-1.3%

Actual provision	$922	-284.6%	$(119)	-3.1%	$2,379	40.6%

Cash paid for income taxes was approximately $1.0 million, $1.5 million, and $1.5 million in fiscal 2006, 2005 and 2004, respectively.

NOTE M - SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

1.	Significant Customer Information

The Company sells products to a large number of customers which are primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company’s customer base includes a high concentration of home center chains with two such customers accounting for a total of 55%, 49% and 59% of sales in fiscal 2006, 2005, and 2004, respectively. One customer represented 44%, 39% and 46% and the other customer represented 11%, 10% and 13% of sales in fiscal 2006, 2005, and 2004, respectively. These same two customers represented 34% and 13% of accounts receivable at February 28, 2006, and 31% and 11% of accounts receivable at February 28, 2005. Although the Company is directly affected by the well-being of the home center industry, management does not believe significant credit risk exists at February 28, 2006.

2.	Significant Vendor Information

Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers, the Company purchased approximately 22% and 9%, 27% and 10% and 25% and 15% of domestic product purchases for the fiscal years ended 2006, 2005, and 2004, respectively, through two vendors.

NOTE N - SHAREHOLDERS’ EQUITY

The Company is authorized to issue a maximum of 2,500,000 shares of $1 par value preferred stock.

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

The Company may redeem any or all of the shares of Series A Preferred Stock outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition. In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 28, 2006 and 2005, there were 319,160 shares of Series A Preferred Stock issued and outstanding. Dividends declared and paid related to the Series A Preferred Stock were immaterial in all periods presented.

Series B

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series B Preferred Stock. The holder of each share of Series B Preferred Stock shall be entitled to receive, out of the surplus of the Company, a non-cumulative dividend at the rate of $.05 per share per annum, payable annually before any dividend shall be set apart for, or paid on, the common shares for such years. The Series B Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series B Preferred Stock then outstanding at a price per share of $1.00. At February 28, 2006, there were no outstanding shares of Series B preferred stock.

Series C

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared, or paid on, or set aside for the Company’s common stock, out of funds legally available for that purpose, cumulative dividends at the rate of $.035 per share per annum, payable in annual installments accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series C Preferred Stock then outstanding at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition. In fiscal year 2006, the fiscal 2005 dividends were paid. In fiscal year 2005, dividends were declared and unpaid as of February 28, 2006. The dividend amounts paid and accrued were immaterial in all periods presented.

Treasury Stock

Total common shares purchased in fiscal year 1996 and held in treasury were 15,152 shares for an aggregate cost $0.1 million. In fiscal 2001, pursuant to a resolution passed by the board of directors, the Company repurchased 42,000 shares of common stock at an aggregate cost of $0.3 million. Further, pursuant to the same resolution, the Company repurchased 12,000 shares of common stock at an aggregate cost of less than $0.1 million in fiscal 2002, 12,000 shares of common stock at an aggregate cost of less than $0.1 million in fiscal 2003, 24,000 shares of common stock at an aggregate cost of $0.2 million in fiscal 2004 and 12,000 shares of common stock at an aggregated cost of $0.2 million in fiscal 2005. As of February 28, 2006 the amount of shares held in treasury were 70,940 at an aggregate cost of $0.5 million.

NOTE O - STOCK PLANS

The Company has adopted a stock option plan (the “Plan”) for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the board of directors. The aggregate number of shares which may be issued under the Plan, as amended, shall not exceed 1,000,000 shares of common stock. Stock options are granted at prices not less than 85% of the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years. For the years ended February 28 or 29, 2006, 2005, and 2004, all options were granted at fair market value on the date of the grant.

The weighted average fair value at date of grant for options granted during 2006, 2005, and 2004 was $6.59, $8.91, and $5.40 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

	2006	2005	2004
Expected stock price volatility	38.0%	38.3%	38.8%
Expected lives of options	3 years	3 years	3 years
Risk-free interest rate	5.2%	4.5%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%

The following information relates to options outstanding as of the dates included:

	Shares	Weighted Average Exercise Price
Options outstanding at February 28, 2003	346,013

Exercised	(25,164)	$5.71
Granted	40,000	$9.99
Cancelled or forfeited	(55,586)	$5.71

Options outstanding at February 29, 2004	305,263

Exercised	(40,250)	$5.93
Granted	30,000	$15.56
Cancelled or forfeited	(15,500)	$5.21

Options outstanding at February 28, 2005	279,513

Exercised	(1,488)	$6.71
Granted	45,000	$11.11
Cancelled or forfeited	(4,150)	$5.79

Options outstanding at February 28, 2006	318,875

Options currently exercisable	241,875	$6.27

The following table summarizes information about stock options outstanding as of February 28, 2006:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.65 - $ 5.55	112,750	5.15	$4.25	112,750	$4.25
$ 5.56 - $ 7.25	95,125	3.32	$6.72	95,125	$6.72
$ 7.26 - $15.56	111,000	8.42	$11.99	34,000	$11.72

Total	318,875			241,875

During fiscal 2002, the Company issued 50,000 non-qualified stock options to an officer of the Company. These options have an exercise price of $4.00 and expire in ten years. In addition, in May 2003 the Company granted 50,000 shares of its common stock to the same officer. The value of the shares, as determined by an unrelated third party, was $0.3 million at the time of the issuance. The value was recorded in expense through fiscal 2006.

In fiscal 2006 and fiscal 2005, the Board of Directors approved the granting of approximately 82,200 and 58,200, respectively, of stock appreciation right grants to various members of management. These grants vest 100% after three years. The average stock price on the date of the grants was $11.09 per share for rights granted in fiscal 2006 and $14.20 for the rights granted in fiscal 2005. The Company will record an expense over the vesting period based on the difference in the market price of the stock and the grant date. No material amount of expenses was recognized related to the stock appreciation rights in any applicable period presented.

There were 0.4 million and 0.5 million of shares available for award under the Company’s current equity plans as of February 28, 2006 and 2005, respectively.

NOTE P – NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS 123(R) addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. When SFAS 123(R) becomes effective, it will replace SFAS 123 “Accounting for Stock-Based Compensation” and supercede APB No. 25 “Accounting for Stock Issued to Employees (APB No. 25)”, and will require companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees.

As required, the Company will adopt the new standard effective March 1, 2006 utilizing the modified prospective approach as allowed under SFAS 123(R). Recognition will be based on the requirements of SFAS 123 (R) for all share based payments granted after March 1, 2006 and for all awards granted to employees before March 1, 2006 that remain unvested on that date. Had the Company adopted SFAS 123(R) in prior periods the impact of the standard would have approximated the impact as described in the disclosure of pro forma net income and earnings per share in Footnote B above. Management believes the impact of implementing SFAS 123(R) will not be material in future periods.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made is fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated results of operations and financial condition.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE Q: RELATED PARTY TRANSACTIONS

The Company currently employs three individuals that are related to the current Chief Executive Officer and Senior Vice-President of National Accounts. These individuals were paid a total of $0.2 million in each of fiscal 2004, 2005 and 2006.

Beginning in fiscal 1999 continuing during fiscal 2006, the Company repurchased shares of its outstanding Common Stock from an individual related to the Chief Executive Officer having a value of approximately $0.5 million pursuant to a Board resolution to purchase, from time to time, up to 1,000 shares of Common Stock per month at a price per share equal to $.50 less than the closing price of the Common Stock on the date of repurchase. This individual is not obligated to sell any shares of Common Stock to the Company. As of May 15, 2006, this individual has sold a total of 102,000 shares to the Company. The Company has recorded and amount payable to this individual at the end of fiscal 2005 and 2006 of less than $0.1 million.

NOTE R: SUPPLEMENTAL FINANCIAL DATA ANNUAL FINANCIAL DATA (UNAUDITED)

The annual results for the two years ended February 28, 2006 are set forth in the following table (in thousands):

	Sales	Gross Profit	Net Earnings (loss)	Diluted Earnings(loss) Per Share
2006
First quarter	$51,259	$15,737	$770	$0.21
Second quarter	54,413	15,867	352	0.10
Third quarter	54,275	15,804	283	0.08
Fourth quarter	52,367	14,588	(2,651)	(0.76)

Total	$212,314	$61,996	$(1,246)	$(0.37)

2005
First quarter	$43,104	$14,612	$1,162	$0.32
Second quarter	42,591	14,318	1,216	0.33
Third quarter	43,210	13,890	1,201	0.33
Fourth quarter	44,720	10,767	376	0.08

Total	$173,625	$53,587	$3,955	$1.06

The Company’s fourth quarter 2006 net earnings reflect a $0.9 million charge related to a change in the value of the Put Warrant (See Note I). The charge related to the Put Warrant is not deductible for tax purposes. In addition, the fourth quarter of fiscal 2006 included costs related to the introduction of new products at the Company’s home center customers, the establishment of valuation allowances to offset deferred tax assets that may not be recoverable and increased sales rebates associated with increased sales volume from the Company’s largest customers. Each of these items contributed to the reduction in net income in the fourth quarter of 2006.

Q.E.P. CO., INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Additions		Deductions (a)	Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Year ended February 29, 2004
Deducted from asset accounts
Allowance for doubtful accounts	$354	$208	—	$143	$419
Foreign net operating loss valuation allowance	$169	$47	—	—	$216

Year ended February 28, 2005
Deducted from asset accounts
Allowance for doubtful accounts	$419	$205	—	$336	$288
Foreign net operating loss valuation allowance	$216	$517	—	—	$733

Year ended February 28, 2006
Deducted from asset accounts
Allowance for doubtful accounts	$288	$359	—	$286	$361
Foreign net operating loss valuation allowance	$733	$413	—	—	$1,146

(a)	Accounts written off as uncollectable, net of recoveries.

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.20	Seventh Amendment and Waiver Agreement dated June 1, 2006 by and among the Company, certain affiliates of the Company, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA.

21	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.