Form 10-Q
period 2006-05-31
QEP CO INC
filed 2006-07-17
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 8, 2006 is 3,465,841 shares of Common Stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Q.E.P. CO., Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	May 31, 2006	February 28, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$731	$852
Accounts receivable, less allowance for doubtful accounts of approximately $339 and $361 as of May 31, 2006 and February 28, 2006, respectively	32,899	33,258
Inventories	33,447	34,128
Prepaid expenses and other current assets	3,310	3,717
Deferred income taxes	659	617

Total current assets	71,046	72,572

Property and equipment, net	8,131	8,296
Goodwill	16,967	16,799
Other intangible assets, net	3,079	3,109
Other assets	212	310

Total Assets	$99,435	$101,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$21,630	$24,041
Accrued liabilities	6,423	7,655
Lines of credit	29,342	26,284
Current maturities of long term debt	4,449	4,431
Warrant put liability	1,789	1,789

Total current liabilities	63,633	64,200

Notes payable	3,139	4,950
Other long-term debt	4,367	4,197
Deferred income taxes	217	213

Total Liabilities	71,356	73,560

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at May 31, 2006 and February 28, 2006, respectively	337	337
Common stock; 20,000,000 shares authorized, $.001 par value; 3,465,841 shares and 3,458,341 shares issued and outstanding at at May 31, 2006 and February 28, 2006, respectively	3	3
Additional paid-in capital	9,634	9,539
Retained earnings	21,948	21,714
Treasury stock; 70 shares held at cost	(543)	(543)
Accumulated other comprehensive income	(3,300)	(3,524)

	28,079	27,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,435	$101,086

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended May 31,
	2006	2005
Net sales	$54,132	$49,873
Cost of goods sold	38,866	35,522

Gross profit	15,266	14,351

Operating costs and expenses:
Shipping	5,548	5,034
General and administrative	5,052	4,583
Selling and marketing	3,558	3,445
Other expense (income), net	(2)	(1,153)

Total operating costs and expenses	14,156	11,909

Operating income	1,110	2,442

Change in warrant put liability	—	(505)
Interest expense, net	(724)	(487)

Income before provision for income taxes	386	1,450

Provision for income taxes	142	680

Net income	$244	$770

Net income per share:
Basic	$0.07	$0.22

Diluted	$0.06	$0.21

Weighted-average number of common shares outstanding
Basic	3,463	3,457

Diluted	3,838	3,618

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Three Months Ended May 31,
	2006	2005
Cash flows from operating activities:
Net income	$244	$770

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	648	1,018
Change in fair value of warrant put liability	—	505
Bad debt expense	25	67
Gain on sale of business	—	(1,120)
Stock-based compensation expense	103	—
Deferred income taxes	(38)	29
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	334	(1,873)
Inventories	681	(366)
Prepaid expenses and other current assets	407	(116)
Other assets	41	(187)
Trade accounts payable and accrued liabilities	(3,695)	3,297

Net cash provided by (used in) operating activities	(1,250)	2,024

Cash flows from investing activities:
Capital expenditures	(189)	(489)
Acquisitions, net of cash acquired	—	(2,330)

Net cash used in investing activities	(189)	(2,819)

Cash flows from financing activities:
Net (payments) borrowings under lines of credit	2,669	(3,023)
Borrowings of long-term debt	—	3,000
Repayments of long-term debt	(693)	(484)
Repayments of acquisition debt	(1,069)	(81)
Payments related to the purchase of treasury stock	(30)	(30)
Proceeds from exercise of stock options	43	10
Dividends	(10)	(7)

Net cash provided by (used in) financing activities	910	(615)

Effect of exchange rate changes on cash	408	79

Net decrease in cash	(121)	(1,331)

Cash and cash equivalents at beginning of period	852	1,869

Cash and cash equivalents at end of period	$731	$538

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries, which are collectively referred to as “we”, “us”, “our”, “Q.E.P.” or “the Company”. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our annual report filed on Form 10-K for the fiscal year ended February 28, 2006.

Effective with the 2007 fiscal year, we modified our accounting treatment for cooperative advertising and in-store service expenses with our home center customers. The modification was necessary because we changed certain terms in our vendor buying agreement with a large home center customer, and believe under the new terms we could no longer reasonably estimate the fair value of the benefit received from these arrangements. According to the guidance under Emerging Issues Task Force 01-9, “Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor’s Products)”, if the estimated value received cannot be specifically identified, these promotional funds should be accounted for as a reduction of selling price and netted against gross sales. Prior to March 1, 2006, we classified these items as selling and marketing expense in our consolidated statement of operations. For the first quarter of fiscal 2006 these expenses totaled $1.4 million. For comparative purposes, these amounts have been reclassified resulting in a reduction in sales, gross profit and selling and marketing expenses, with no impact on our financial condition, operating income or net earnings.

In the financial statements prepared for the first quarter of fiscal 2006, the change in the value of the warrant put liability was recorded in operating expenses. In the presentation included in this interim report, the amount has been reclassified below operating income for all periods presented. In addition, on the balance sheets, certain amounts presented as of the end of fiscal 2006 have been reclassified to conform with the presentation as of May 31, 2006. This reclassification has occurred related to a tax receivable account.

All significant intercompany transactions have been eliminated.

We are a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.®, ROBERTS®, Capitol®, QSet™, Vitrex® and Elastiment™, we market specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Q.E.P. and our subsidiaries market approximately 3,000 products in the U.S., Canada, Europe, Australia and Latin America. We sell our products primarily to large home improvement retail centers, as well as traditional distribution outlets in all of the markets we serve.

NOTE B – Inventories

Inventories consisted of the following (in thousands):

	May 31, 2006	February 28, 2006
Raw materials and work-in-process	5,839	5,822
Finished goods	27,608	28,306

	33,447	34,128

NOTE C – Goodwill and Intangible Assets

Under Statement of Financial Accounting Standard No. 142, intangible assets with definite lives are amortized while intangibles with indefinite lives, such as goodwill, are tested annually for impairment. We perform an impairment test on goodwill during the second quarter of each fiscal year. Based on the most recent test, we determined that no impairment had occurred.

All other intangible assets are subject to amortization. The total balance of definite-lived intangible assets is classified as follows (in thousands):

	Weighted Avg Useful Life	May 31, 2006			February 28, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	20	2,997	(863)	2,134	2,971	(820)	2,151
Other intangibles	5	1,340	(395)	945	1,327	(369)	958

		$4,337	$(1,258)	$3,079	$4,298	$(1,189)	$3,109

We incurred $0.1 million of amortization expense in the first quarter of fiscal 2007, and we expect to incur a total of approximately $0.3 million in fiscal 2007. Other intangibles include customer lists, non-compete agreements, patents and financing fees.

NOTE D – Debt

Revolving Credit Facility

We currently have a loan agreement in place with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In March 2005, we amended the facility to consolidate our term notes and increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility under the same formula for eligible accounts receivable and inventory that previously existed. The revolving facility was also extended to July 2008. These loans are collateralized by substantially all of our assets. The agreement also prohibits incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on our Series A and C preferred stock.

As of February 28, 2006, we were in violation of financial covenants under the credit facility that required we maintain a certain senior debt to trailing EBITDA ratio and a certain fixed charge coverage ratio. On March 20, 2006 we were granted a waiver of the non-compliance of these covenants from the lenders. Further, it was determined that we were in violation of an additional financial covenant under the credit facility that required we maintain a certain liabilities to tangible net worth ratio. On June 1, 2006, we received a waiver of this covenant. Also in June 2006, the loan agreement was amended with respect to certain financial covenants. The June 2006 amendment also resulted in a fee of less than $0.1 million and an increase in the interest rate to a range from Libor plus 1.5% to Libor plus 2.25%.

At May 31, 2006 the rate was Libor (5.11%) plus 2.0% and we had borrowed approximately $22.5 million and had $3.4 million available for future borrowings under our revolving loan facility net of approximately $0.2 million in outstanding letters of credit.

International Credit Facilities

Our Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. At May 31, 2006, the maximum permitted borrowing was approximately $2.1 million of which $1.6 was outstanding. The facility is considered a demand note and carries with it a rate of the Australian Commercial Bill Rate (6.0%) plus 2%.

In connection with the purchase of the assets of Vitrex Ltd., our United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £1.0 million (approximately U.S. $1.9 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £0.4 million (approximately U.S. $0.7 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $6.6 million) as well as a parent company guaranty. On May 31, 2006, $2.2 million was borrowed under these facilities. Both are considered demand notes and have an interest rate of 6.5%.

Term Loan Facilities

As discussed previously, in March 2005, we amended our term loan agreements by consolidating the then existing two term facilities into one three year term facility. In addition, we received approximately $3.0 million of additional term financing under the amendment. The amendment provides for repayment of this facility at a rate of $0.2 million per month at an interest rate of Libor plus 2.13% to Libor plus 2.63% through April 2008. The amendment also formally released our Chairman and Chief Executive Officer of his guaranty of one of the term loans. The balance on this term note was $3.8 million at May 31, 2006. In June 2006, the loan agreements were amended to increase the interest rate to Libor plus 2.13% to Libor plus 2.88%.

Our Australian subsidiary has entered into three term loan facilities with an Australian financial institution to provide financing of up to AUD 1.7 million (US $1.3 million). These facilities expire in April 2007, June 2008 and October 2008. The loans require quarterly payments of AUD 0.2 million (US $0.1 million) and a final balloon payment. The balance of these term notes was US $1.1 million at May 31, 2006. The term loan is collateralized by substantially all of the assets of the subsidiary (approximately $10.2 million) as well as a guaranty by the parent company.

NOTE E – Stock Based Compensation

We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. As of the current date, however, no options have been issued at a discount to market price.

We also grant stock appreciation rights for a fixed number of shares to various members of management. These rights vest three years after the grant date. The exercise price of the stock appreciation rights is equal to the fair market value of the shares at the date of grant.

In the first quarter of fiscal 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” Prior to the adoption we applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Because we granted stock options to employees at exercise prices equal to fair market value on the date of grant, no compensation cost was recognized for option grants in periods prior to fiscal 2007.

Under SFAS 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At present, we are continuing to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options and stock appreciation rights before exercising, the estimated volatility of our common stock price over the expected term and the number of options and stock appreciation rights that will ultimately not complete their vesting requirements. For fiscal 2006, the expected stock price volatility is based primarily on the historical volatility of our stock. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. The following table represents the assumptions used to estimate the fair value of options issued during the 2006 fiscal year and stock appreciation rights outstanding as of May 31, 2006:

Expected stock price volatility	38.0%
Expected lives of options:
Directors and officers	3 years
Employees	3 years
Risk-free interest rate	5.2%
Expected dividend yield	0.0%

The adoption of SFAS 123R, applying the “modified prospective method,” as elected, requires us to recognize stock options and stock appreciation rights granted prior to the adoption of SFAS 123 under the fair value method and expense these amounts over the remaining vesting period of the award. In the first quarter of fiscal 2007, we recognized compensation expense of $0.1 million related to stock options issued and stock appreciation rights granted in previous periods. If the underlying assumptions do not change, the total compensation cost related to non-vested awards not yet recognized is $0.5 million and is expected to be recognized over three years.

Stock Option Information

The following table summarizes information about stock options as of May 31, 2006.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.65 - $ 5.55	112,750	5.2	$4.25	112,750	$4.25
$ 5.56 - $ 7.25	95,125	3.3	$6.72	95,125	$6.72
$ 7.26 - $15.66	111,000	8.4	$12.02	36,000	$11.66

Total	318,875			243,875

Activity under our stock option plan as of May 31, 2006 and changes during the three months ended May 31, 2006 are as follows:

Options outstanding at February 28, 2006	326,375

Exercised	(7,500)
Granted	—
Cancelled or forfeited	—

Options outstanding at May 31, 2006	318,875

Intrinsic value of exercisable options	$1,285,408

Weighted average term of exercisable options	4.7

Stock Appreciation Rights

As of May 31, 2006, there are 92,400 stock appreciation rights outstanding that were granted to various members of management during fiscal 2005 and fiscal 2006. The rights vest 100% three years after their grant date. As a result, none of the stock appreciation rights are exercisable on May 31, 2006. The average stock price associated with these grants ranges from $10.24 to $14.20 per share. No additional stock appreciation rights have been granted in fiscal 2007.

Comparison to Pro Forma Information

The following table reflects net income and diluted earnings per share for the three months ended May 31, 2006, compared with proforma information for the three months ended May 31, 2005 had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS 123R (in thousands expect per share data):

	For the Three Months Ended May 31,
	2007 Actuals	2006 Pro Forma
Net income (loss) as reported under APB 25	$307	$770
Subtract stock-based compensation expense determined under fair value- based method, net of related tax effect	(63)	(30)

Net income (loss) including stock-based compensation expense	$244	$740

Income (loss) per share:
Diluted, as reported for prior periods	$0.08	$0.21

Diluted, including the effect of stock based compensation expense	$0.06	$0.20

NOTE F - Restructuring

We began the process of restructuring one of our foreign operations during the fourth quarter of fiscal 2005. The costs of the restructuring, principally related to termination benefits that are expected to be paid through fiscal year 2008. Total cumulative costs charged to expense were $0.6 million as of May 31, 2006. Changes in the liability associated with the restructuring are recorded in general and administrative expense and are as follows (in thousands):

Three Months Ended May 31, 2006
Beginning liability	$159
Costs charged to expense	(22)
Costs paid or settled	(74)
Foreign currency translation adjustment	13

Ending liability	$76

NOTE G – Income Taxes

We recorded a provision for income taxes in fiscal 2007 of approximately $0.1 million compared with a provision of approximately $0.7 million in the fiscal 2006 period. As a result, the effective tax rate recorded in fiscal 2007 was approximately 37% compared with approximately 47% in the same period in fiscal 2006. The decrease in the effective tax rate is the result of the non-deductibility of the change in the value of the warrant put liability during the first quarter of fiscal 2006. We recorded an expense of $0.5 million during the first quarter of fiscal 2006 related to an increase in the value of the warrant put liability, and this expense is not deductible for tax purposes. If the change in the value of the warrant put is excluded, the effective tax rate in the first quarter of fiscal 2006 would have been 35%, which is consistent with the rate recorded in fiscal 2007.

NOTE H – Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. There were 0.1 million and 0.2 million of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive in the first quarter of fiscal 2007 and 2006, respectively. The following is a reconciliation of the number of shares used in the basic and diluted computation of income per shares (in thousands)

	For the Three Months Ended May 31,
	2006	2005
Weighted average number of common shares outstanding - basic	3,463	3,457
Dilution from stock options and warrants	375	161

Weighted average number of common shares outstanding - diluted	3,838	3,618

NOTE I – Comprehensive Income

We record foreign currency translation adjustments as other comprehensive income. For the three months ended May 31, 2006 and 2005, our comprehensive income (loss) totaled $(0.2) million and $0.5 million, respectively.

NOTE J – Contingencies

We are involved in litigation from time to time in the course of business. In the opinion of management, no material legal proceedings are pending to which we or any of our property is subject.

We are subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, handling and disposal practices for solid, special and hazardous wastes, and imposing liability for the cost of clean up, and for certain damages resulting from sites of past spills, disposal or other releases of hazardous substances (together, “Environmental Laws”). Sanctions which may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and clean up costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. Our manufacturing facilities are subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. Our activities, including manufacturing operations at our leased facilities, are subject to the requirements of Environmental Laws. We believe that the cost of compliance with Environmental Laws to date has not been material. We are not currently aware of any situations requiring remedial or other action which would involve a material expense, or expose us to material liability under Environmental Laws. As our operations involve the storage, handling, discharge and disposal of substances which are subject to regulation under Environmental Laws, there can be no assurance that we will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

We completed testing at our facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 we prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. We recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $0.3 million and this amount was subsequently increased by $0.4 million to $0.7 million based on an estimate for the cost of remediation. We have not incurred additional expense in fiscal 2007. Through fiscal 2006, we have spent approximately $0.7 million and anticipate spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for the next few years.

We received notice from the United States Environmental Protection Agency that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April 2003, the record owner of certain real property in Vancouver, Washington informed us that an entity known as Roberts Consolidated Industry, Inc. owned or operated the facility during which time hazardous substances were disposed of or released at the site and pursuant to Washington State law, it is also liable for remedial action costs at the site. At this time, we are not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities.

During fiscal 2005, we settled a lawsuit that was filed on December 27, 2002 whereby Roberts Holdings International, Inc., an inactive subsidiary, was named as a third party defendant in a case before the United States District Court for the Western District of Michigan titled Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948. The third party plaintiff alleged that Roberts Holding is a successor to a company known as Roberts Consolidated Industries, Inc. and is required to indemnify previous owners for costs associated with the clean-up of a property in Kalamazoo, Michigan. We agreed to pay $50,000 per year beginning in October 2004 for five consecutive years in settlement of this action.

During fiscal 2006, French tax authorities have assessed income and value-added taxes of approximately $1.6 million, including interest and penalties, on certain transactions of a wholly-owned subsidiary. We have disputed the assessment and are in the process of accumulating additional information requested by such tax authorities. No provision has been made in the financial statements related to this assessment.

NOTE K – Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments.” Which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. We adopted the standard as of March 1, 2006 and the standard did not have an impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a worldwide leader in the manufacturing, marketing and distribution of a broad line of specialty tools and flooring related products, marketing over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Our products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. We have executed a growth strategy intended to improve overall performance and profitability of operations that included acquisitions, the reduction of risk associated with certain large customer concentrations and the enhancement of cross selling of product among our channels of distribution.

In the first quarter of fiscal 2007, we experienced an increase in sales of approximately 9% over the same period in the previous fiscal year. We attribute the growth to increases in sales within several product categories including underlayment and adhesives. The increases in sales of underlayment were the result of sales of new products introduced to our home center customers in the latter half of fiscal 2006. The increase in the sales of adhesives was partially the result of increased adhesive sales to our home center customers, along with the effect of the acquisition of Capitol USA in May 2005. With the acquisition occurring in May 2005, the first quarter of fiscal 2007 would include the effect of the acquisition for the entire period. Overall sales to home center customers increased approximately 13% in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. This increase primarily reflects further penetration of our existing product offerings in current stores. Increases in product sales in fiscal 2007 compared to fiscal 2006 were somewhat offset by increases in sales rebates due to the additional sales volume.

Gross profit increased in the first quarter of fiscal 2007, but gross profit as a percent of sales fell from 28.8% in the first quarter of fiscal 2006 to 28.2% in the comparable period of fiscal 2007. The increases in sales volume along with increases in the margin on underlayment and adhesive products were offset by increases in volume rebates and changes to our seaming tape businesses in fiscal 2006 (discussed in “Results of Operations”).

We have also continued to experience increases in raw material prices during fiscal 2007. The results for the first quarter of fiscal 2006 do not reflect price increases that occurred later in the year, contributing to the decrease in gross margin as a percent of sales. Only a portion of these cost increases were able to be passed on to our customers.

Operating expenses increased 19% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Operating expenses in the first quarter of fiscal 2006 were reduced due to the sale of our carpet tape seaming business, accounting for most of the increase. Shipping expenses, which continue to reflect price increases in petroleum costs, are the primary remaining reason for the increase. General and administrative expenses have increased in the period in comparison with the same period in the previous year primarily due to increases in insurance and other corporate infrastructure costs during fiscal 2007.

During the first quarter of fiscal 2007, our results of operations were not significantly different from the expectations that served as the basis for the valuation of the warrant put liability at the end of fiscal 2006. In addition, we have not experienced significant changes in the other circumstances that may have had an effect on the valuation. As a result, the value of the warrant put liability has not changed from the end of the fiscal year, and there has been no effect from a change recorded on the income statement during fiscal 2007. In the first quarter of fiscal 2006, we recognized $0.5 million related to an increase in the warrant put liability. The put warrants will continue to be revalued in accordance with the warrant agreement on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in our quarterly net income.

Net income for the first quarter of fiscal 2007 was $0.2 million, or $0.06 per diluted share compared with net income of $0.8 million or $0.21 per diluted share in the first quarter of fiscal 2006. The factors affecting gross margin and operating expenses described above contributed to the reduction in net income in comparison to the same period in fiscal 2006.

Accounting Policies and Estimates

Revenue Recognition

We recognize revenue when products are shipped and title has passed to the customer, the selling price is fixed and determinable, and collectibility of the sales price is reasonably assured. We provide for estimated costs of future anticipated product returns based on historical experience, when the related revenues are recognized. We record estimated reductions to revenue for customer programs including volume-based incentives. Guaranteed discounts to our home center customers are recorded as a reduction in revenue.

Inventories

We record inventory at the lower of standard cost, which approximates actual cost, or market. We maintain reserves for excess and obsolete inventory based on market conditions and expected future demand. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required.

Accounts Receivable

Our accounts receivable are principally due from home centers or flooring accessory distributors. Credit is extended based on an evaluation of a customer’s financial condition, and collateral is not required. Accounts receivable are due at various times based on each customer’s credit worthiness and selling arrangement. The outstanding balances are stated net of an allowance for doubtful accounts. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s previous loss history, the customer’s ability to pay its obligations and the condition of the general economy and the industry as a whole.

Impairment Evaluations

We evaluate the recoverability of long-lived assets, including property, plant and equipment, and identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform indefinite-lived impairment tests on at least an annual basis and more frequently in certain circumstances. When we determine that the carrying amount of long-lived assets may not be recoverable based upon the existence of certain indicators, the assets are assessed for impairment based on the future undiscounted cash flows expected to result from the use of the asset. For goodwill and other indefinite-lived intangibles, impairment assessments are generally determined using the estimated future discounted cash flows of the asset’s reporting unit using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In both instances, if the carrying amount of the asset being tested exceeds its fair value, an impairment of the value has occurred and the asset may be written down. Our annual impairment assessment date is August 31st.

Income Taxes

We are required to estimate income tax in each jurisdiction in which we operate. This process involves estimating actual current tax exposure and deferred income taxes to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts each year-end. We must then consider the likelihood that any deferred tax assets will be recoverable from future taxable income and to the extent that we believe that recoverability is not likely, we establish a valuation allowance.

Results of Operations

Net sales for the three months ended May 31, 2006 (the first quarter of fiscal 2007) were $54.1 million compared to $49.9 million for the three months ended May 31, 2005 (the first quarter of fiscal 2006), an increase of $4.2 million or 9%. Sales at our North American subsidiaries increased approximately $3.4 million while sales at our foreign subsidiaries increased approximately $0.8 million in the period.

The increase in sales in North America in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is the primarily result of increases in sales of underlayment and adhesive products (approximately $2.5 million). The increase in sales of underlayment primarily results from new products that were offered to our home center customers in the second half of fiscal 2006. The increase in sales of adhesive products results from increased sales to home center customers along with the acquisition of Capitol USA in the first quarter of fiscal 2006. Sales resulting from the acquisition are fully reflected in all periods in fiscal 2007, while they are only partially reflected in the first quarter of fiscal 2006. Overall sales to our home center customers increased approximately 13% in the first quarter of fiscal 2007 compared to the same period in fiscal 2006. The increase in home center sales primarily reflects further penetration of our existing product offerings in current home center locations. Increases in product sales in fiscal 2007 compared to fiscal 2006 were somewhat offset by increases in sales rebates due to the additional sales volume ($0.6 million).

The increase in sales by our foreign subsidiaries is primarily due to increased sales in Australia ($0.6 million), the UK ($0.6 million) and France ($0.3 million) offset by a decrease in Holland. The effect of changes in foreign currency exchange rates in the first quarter of fiscal 2007 was immaterial. Revenue from our non-North American subsidiaries was 22% of total revenue in the first quarter of both fiscal 2006 and fiscal 2007.

Gross profit in the first quarter of fiscal 2007 was $15.3 million, an increase of $0.9 million, or 6%, compared with the same time period in fiscal 2006. Gross profit as a percent of sales fell from 28.8% in the first quarter of fiscal 2006 to 28.2% in the comparable period in fiscal 2007. The increase in sales volume was the primary reason for the increase in total gross margin dollars ($1.2 million). Increases in the sales of underlayment products and adhesives were the primary reason for the increase in business activity. The increases were somewhat offset by increased in volume rebates in fiscal 2007 and changes to our seaming tape business in fiscal 2006.

As a regular practice, customers in the home center distribution channel are issued rebates from each vendor, the magnitude of which depends of the particular level of business activity. As sales to home center customers continue to increase, the level of vendor rebates paid will increase as well. As a result, our vendor rebates increased by $0.6 million in the first quarter of fiscal 2007 compared to the same period in the previous fiscal year. The increase in vendor rebates in fiscal 2007 reflects increased home center sales experienced in fiscal 2006, along with our sales expectations for fiscal 2007.

We sold our carpet tape seaming business in fiscal 2006 as part of the acquisition of Capitol USA. As a result, we began purchasing these carpet tape products subsequent to the transaction from outside vendors. Products previously manufactured internally are now being purchased from external sources at an increased cost. As a result, the gross margin on sales of these products has been reduced in fiscal 2007 in comparison to periods prior to the sale.

We have also continued to experience increases in raw material prices during fiscal 2007. The increases we experienced in raw material prices in the second half of fiscal 2006 are not reflected in the results of the first quarter of fiscal 2006, contributing to the decrease in gross margin as a percent of revenue. Only a portion of these cost increases were able to be passed on to our customers. The effect of changes in foreign currency exchange rates on gross profit was immaterial in the first quarter of fiscal 2007.

Shipping expenses for the first quarter of fiscal 2007 were approximately $5.5 million compared to approximately $5.0 million for the same period in fiscal 2006, an increase of approximately $0.5 million or 10%. The increase in shipping expenses is primarily due to the increased level of business activity in

North America. In addition, shipping costs increased due to higher freight costs from common carriers resulting from increased fuel costs. During the first quarter of fiscal 2007, shipping expenses remained consistent as a percent of sales with the level experienced in same period in fiscal 2006 at approximately 10%.

General and administrative expenses for the first quarter of fiscal 2007 period were approximately $5.0 million compared to approximately $4.6 million for the comparable fiscal 2006 period, an increase of approximately $0.4 million or 9%. The increase is primarily due to an increase in insurance and other corporate infrastructure expenses. During the first quarter of fiscal 2007, general and administrative expenses remained consistent as a percent of sales with the level experienced in the same period in fiscal 2006 at approximately 9%.

Selling and marketing expenses increased in the first quarter of fiscal 2007 compared to the same period in the previous fiscal year from $3.4 million to $3.6 million, an increase of 3%. The primary reason for the increase was an increase in the marketing expenses associated with our home center customers, related to additional sales volume. As a percent of sales, selling and marketing expenses in the first quarter of fiscal 2007 was consistent with the level experienced in the first quarter of fiscal 2006 at approximately 7%.

As discussed previously, we sold our carpet tape seaming business in the first quarter of fiscal 2006. In connection with the sale, operating expenses in the first quarter of fiscal 2006 included a gain on sale of our carpet tape seaming business of $1.1 million.

As of May 31 and February 28, 2006, we had recorded a liability of $1.8 million relating to the valuation of our put warrants as Other Current Liabilities. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. During the first quarter of fiscal 2007, our results of operations were not significantly different from the expectations that served as the basis for the valuation of the warrant put liability at the end of fiscal 2006. In addition, we have not experienced significant changes in the other circumstances that may have had an effect on the valuation. As a result, the value of the warrant put liability has not changed from the end of the fiscal year, and there has been no effect from a change recorded on the income statement during fiscal 2007. In the first quarter of fiscal 2006, we recognized expense of $0.5 million relating to the put warrants. The put warrants will continue to be revalued in accordance with the warrant agreement on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in our quarterly net income. For a more detailed discussion regarding the put warrants and management’s estimates of the associated liability, see “Liquidity and Capital Resources”.

Interest expense for the first quarter of fiscal 2007 was approximately $0.7 million compared to approximately $0.5 million in the first fiscal quarter of 2006. Interest expense increased as a result of increased borrowings to fund acquisitions and working capital needs, as well as increased interest rates resulting from the new bank agreement entered into in June 2006.

We recorded a provision for income taxes in the first quarter of fiscal 2007 of $0.1 million compared with $0.7 million in the comparable period in fiscal 2006. The effective tax rate in the first quarter of fiscal 2007 and 2006 was 37% and 47%, respectively. The decrease in the effective tax rate is the result of the non-deductibility of the change in the warrant put liability during the first quarter of fiscal 2006. We recorded an expense of $0.5 million during the first quarter of fiscal 2006 related to an increase in the value of the warrant put liability. This expense is not deductible for taxes purposes. If the change in the value of the warrant put is excluded, the effective tax rate in the first quarter of fiscal 2006 would have been 35%, which is consistent with the rate recorded in fiscal 2007.

Due to the reasons stated above we recorded net income of $0.2 million or $0.06 per diluted share in the first quarter of fiscal 2007 compared with $0.8 million or $0.21 per diluted share in first quarter of fiscal 2006.

Liquidity and Capital Resources

Working capital decreased to approximately $7.4 million, as of May 31, 2006 from approximately $8.4 million at February 28, 2006, a decrease of approximately $1.0 million.

Net cash used in operating activities during the first quarter of fiscal 2007 period was approximately $1.3 million compared to cash provided by operating activities of approximately $2.0 million for the same period in fiscal 2006. The decrease in cash flow from operating activities was primarily due to a reduction in the amount of cash provided by changes in accounts payable and accrued liabilities of approximately $7.0 million. These amounts were somewhat offset by cash provided by changes in the balance of accounts receivable ($2.2 million) and inventory ($1.0 million) in fiscal 2007 compared to fiscal 2006. The change in net income, as adjusted for non-cash charges in the first quarter of fiscal 2007 was relatively consistent with the level in the same period in fiscal 2006. The fiscal 2006 period included the non-cash effect of the gain on the sale of the carpet tape seaming business and a change in the value of the warrant put liability.

Net cash used in investing activities was approximately $0.2 million in the first quarter in fiscal 2007, which is exclusively made up of capital expenditures in the period. Cash used in investing activities in the first quarter of fiscal 2006 was $2.8 million, and included the cash paid for the acquisition of Capitol USA in May 2006.

Net cash provided by financing activities was approximately $0.9 million in the first quarter of fiscal 2007 compared to a use of cash of approximately $0.6 million in the same period in the previous year. During the fiscal 2007 period, we borrowed an additional $2.7 million on our lines of credit offset by payments of $1.8 million ($0.7 for long-term debt, $1.1 million in acquisition related debt) on other debt instruments during the period. These amounts were net payments of $0.6 million during fiscal 2006.

We have a loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In March 2005, we amended the facility to consolidate our term notes and increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility under the same formula for eligible accounts receivable and inventory that previously existed. In addition, we received approximately $3.0 million of additional term financing under the amendment. The amendment provided for repayment of this facility at a rate of $0.2 million per month at an interest rate of Libor plus 2.125% to Libor plus 2.625%. The amendment also formally released our Chairman and Chief Executive Officer of his guaranty of one of the term loans. The balance on this term note was $3.8 million at May 31, 2006. The revolving facility was also extended to July 2008. In June 2005 and December 2005, certain financial covenants of the loan agreement were amended and, in March 2006 and June 2006, we received a waiver of compliance with certain financial covenants. As of May 31, 2006, the term loan had an interest rate that ranged from Libor plus 2.13% to Libor plus 2.88%, while the revolver bears an interest rate that ranges from Libor plus 1.50% to Libor plus 2.25%. These loans are collateralized by substantially all of our assets. The agreement also prohibits us from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on our Series A and C preferred stock. At May 31, 2006 the rate was Libor (5.11%) plus 2.0% and we had borrowed approximately $22.5 million and had $3.4 million available for future borrowings under our revolving loan facility net of approximately $0.2 million in outstanding letters of credit.

As of February 28, 2006, we determined we were in violation of financial covenants under our credit facility that required us to maintain a certain senior debt to trailing EBITDA ratio and a certain fixed charge coverage ratio. On March 20, 2006 we were granted a waiver of the non-compliance of these covenants. Further, it was subsequently determined that we were in violation of an additional financial covenant under the credit facility that required us to maintain a certain liabilities to tangible net worth ratio. On June 1, 2006, we received a waiver of the non-compliance with this covenant and the loan agreement was amended. Pursuant to the amendment, we (i) modified several of the financial covenants in the loan agreement, including covenants that require us to maintain a certain senior debt to trailing EBITDA ratio, a certain fixed charge coverage ratio and a certain liabilities to tangible net worth ratio (all as defined in the loan agreement); (ii) amended the loan agreement to require that lockbox deposits will be applied against the revolving loan on a daily basis; and (iii) amended the interest rate applicable to our term loan and the revolving loan. As amended, interest accrues on the term loan at a rate per annum equal to, at our option, (a) the Prime rate; or (b) Libor plus 2.13 % to Libor plus 2.88%, while the revolving loan accrues interest at a rate per annum equal to, at our option, (a) the Prime Rate; or (b) Libor plus 1.5 % to Libor plus 2.25%.

Our Australian subsidiary has entered into three term loan facilities with an Australian financial institution to provide financing of up to AUD 1.7 million (approximately US $1.3 million). These facilities expire between April 2007 and October 2008. The loans require quarterly payments of AUD 0.2 million (approximately US $0.1 million) and a final balloon payment. The balance of these term notes was approximately $1.1 million at May 31, 2006.

In May 2005, in connection with the acquisition of the adhesives manufacturing assets, we issued a four-year, non-interest-bearing $4.0 million note due in annual installments of $1.0 million. The principle balance of the note is discounted at an imputed interest rate of 5.20%; the unamortized discount at May 31, 2006 was $0.3 million.

In November 2005, in connection with the acquisition of the distributor of tools and flooring installation products, we issued a three-year, AUD 0.5 million note (approximately US $0.3 million) bearing interest at the Australian 180-day commercial bill rate due in semi-annual installments totaling approximately AUD 0.2 million per year.

We believe our existing cash balances, internally generated funds from operations and our available bank lines of credit will provide the liquidity necessary to satisfy our working capital needs, including changes in working capital balances, and will be adequate to finance anticipated capital expenditures and debt obligations for the next twelve months. There can be no assurance, however, that the assumptions upon which we base our future working capital and capital expenditure requirements and the assumptions upon which we base our belief that funds will be available to satisfy such requirements will prove to be correct. If these assumptions are not correct, we may be required to raise additional capital through loans or the issuance of debt securities that would require the consent of our current lenders, or through the issuance of equity securities.

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders may result, and future investors may be granted rights superior to those of existing stockholders. Moreover, additional capital may be unavailable to us on acceptable terms, or may not be available at all.

In connection with the subordinated loan agreement between ourselves and HillStreet, entered into on April 5, 2001 (which was paid in full on May 12, 2003), we issued 325,000 10-year warrants (the “put warrants”) at an exercise price of $3.63 per share. The put warrants continue to remain outstanding and can be “put” at any time after April 5, 2006, based on criteria set forth in the warrant agreement. In addition, we may “call” these warrants on and after April 5, 2007, based on the same criteria. In the event the warrant is put, we will be required to pay the holder of the warrants in cash in accordance with the warrant agreement. Our actual liability cannot be determined until such time as the warrant holder elects to put the warrant to us or such time as we call the warrant. In the event of a put or call, the warrant agreement contemplates that we will determine the put price based on a calculation of our entity value. Management estimates the value of the liability of the put warrants based on the determination of our entity value, which is defined in the warrant agreement as the greatest of: (1) the fair market value of the company established as of a capital transaction or public offering; or, (2) a formula value based on a multiple of the trailing twelve month EBITDA; or (3) an appraised value as if the company was sold as a going concern.

Based on the appraised value, management determined that a liability of $1.8 million should be recorded for the put warrants at the end of fiscal 2006. During the first quarter of fiscal 2007, our results of operations were not significantly different from the expectations that served as the basis for the valuation of the warrant put liability at the end of fiscal 2006. In addition, we have not experienced significant changes in the other circumstances that may have had an effect on the valuation. As a result, the value of the warrant put liability has not changed from the end of the fiscal year, and there has been no effect from a change recorded on the income statement during fiscal 2007. In the first quarter of fiscal 2006, we recorded expense of $0.5 million related to the change in the value of the warrant put liability. The put warrants will continue to be revalued on a quarterly basis in accordance with the warrant agreement as long as they remain outstanding which could result in either significant increases or reductions in our quarterly net income. In the event the warrants are put, we will be required to pay the holder of the warrants in accordance with the warrant agreement. The amount of the payment could differ from the full amount of the liability recorded at the end of the period.

Impact of Inflation and Changing Prices

During fiscal 2006 and continuing during fiscal 2007, we have experienced significant price increases in certain key commodities and components related to the purchase of raw materials and finished goods. We believe that our level of gross profit as a percent of net sales is affected by these increases. Other than the changes described, the effect of inflation on our operations has been minimal.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments.” Which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. We adopted the standard as of March 1, 2006 and the standard did not have an impact on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning, and include statements relating to the adequacy of our liquidity sources to meet our working capital needs and anticipated expenditures; our ability to increase the amount of sales of our products and expected sales levels of our products, our ability to increase prices and maintain or improve our gross margins; our ability to maintain good relationships with our suppliers and major customers; our ability to pass cost increases on to our customers; our ability to continue to do business around the world; our ability to successfully expand our market share, capitalize on new customers and cross-sell our products; our ability to introduce new and innovative products, expand existing product lines, and increase our sales and marketing penetration; our ability to continue our performance and that of our products and to increase stockholder returns; our ability to enhance our position as a worldwide manufacturer and distributor of specialty tools; expectations regarding the growth in sales of the largest home improvement retailers as compared to the rate of sales growth in the overall market; expectations regarding growth trends in the flooring segment of the home improvement market; and expectations that we will continue to penetrate more foreign markets.

These forward-looking statements are based on currently available information and are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations (See Risk Factors). Among the risks and uncertainties which could cause such a difference are the assumptions upon which we base our assessments of our future working capital and capital expenditures; our ability to satisfy our working capital needs and to finance our anticipated capital expenditures; our dependence upon a limited number of customers for a substantial portion of our sales and the continued success of initiatives with those customers; the success of our marketing and sales efforts; improvements in productivity and cost reductions; increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; our ability to maintain and improve our brands; our reliance upon certain major foreign suppliers; our reliance upon suppliers and sales agents for the purchase of finished products which we then resell; the level of demand for our products among existing and potential new customers; our ability to successfully integrate our acquired businesses; our dependence upon the efforts of Mr. Lewis Gould, our Chief Executive Officer and certain other key personnel; our ability to successfully integrate new management personnel; our ability to accurately predict the number and type of employees required to conduct our operations and the compensation required to be paid to such personnel; our ability to manage our growth, and the risk of economic and market factors affecting us or our customers; the impact of new accounting standards; our belief that there will be no future adverse effect on the fair value of our goodwill or other intangible assets; decisions by management related to accounting issues, and regulation and litigation matters; the general economic conditions in North America and the world; and other risks and uncertainties described elsewhere herein and in other reports filed with the Securities and Exchange Commission.

All forward looking statements included herein are made only as of the date such statements are made and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which he hereafter become aware. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed by us with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

International revenues from our non-North American operations accounted for approximately 22% of total revenues during the first quarter of fiscal 2007. International revenues are generated from foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in local currency and, accordingly, use the local currency as their functional currency.

Our international operations are subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results may be materially adversely impacted by changes in these or other factors. We currently do not utilize currency forward exchange contracts or any other instrument to hedge currency denominated transactions.

We averaged $35.0 million of variable rate debt during the first quarter of fiscal 2007. If interest rates would have increased by 10%, the effect on our financial statements would have been an increase in interest expense of approximately $0.1 million.

We issued 325,000 warrants associated with certain of our previously existing subordinated debt. These warrants contain put and call provisions as defined in the agreement (See Liquidity and Capital Resources) If the fair value of the warrant changes by $0.10, the effect would be an adjustment to earnings of less than $0.1 million.

Item 4. Controls and Procedures.

(a)	We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that as a result of the material weaknesses in our internal control over financial reporting described more fully below, our disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to us and our consolidated subsidiaries required to be included in our periodic filings.

In connection with the audit for our fiscal years ending February 28, 2005 and 2006, we, along with our independent auditors, identified material weaknesses in our internal control over financial reporting relating to our procedures for (i) reconciling intercompany balances, and (ii) ensuring proper documentation and review of consolidating adjusting journal entries.

During the first quarter of fiscal 2007, we implemented and continue to implement various measures to address the material weaknesses and to improve overall internal control over financial reporting, including, (a) hiring of additional personnel to respond to the financial reporting and control complexities associated with our expanding operations; (b) developing and implementing additional control procedures over the recording of intercompany transactions, reconciliation of intercompany balances, and monitoring of compliance with those procedures; and (c) developing and implementing additional control procedures over the initiation and review of adjusting journal entries.

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

(b)	Except as described above, there were no significant changes to our internal controls over financial reporting or in other factors that could significantly affect such internal controls during the three months ended May 31, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation from time to time in the course of our business. In the opinion of management, no material legal proceedings are pending to which we or any of our property is subject.

Item 1A. Risk Factors

We are subject to the following risk factors. While we believe our expectations are reasonable, they are not guarantees of future performance. Our results could differ substantially from its expectations if any of the events described in these risks occur.

We may be unable to pass on to our customers increases in the costs of raw materials.

The prices of many of the raw materials we use vary with market conditions. In addition, the price of many of our finished goods is impacted by changes in currency, freight costs and raw materials at the point of production. Our cost of raw materials and fuel-related costs are currently higher than historical averages and may remain so indefinitely due to the high price of oil and gas. Although we generally attempt to pass on increases in the costs of raw materials and fuel-related costs to our customers, our ability to pass these increases on varies depending on the product line, rate and magnitude of any increase. There may be periods of time during which increases in these costs cannot be recovered as occurred in fiscal 2006. During such periods of time, our profitability may be materially adversely affected.

Our largest customers may seek to purchase product directly from foreign suppliers.

Certain of our larger customers have in the past contacted one or more of our foreign suppliers to discuss purchasing home improvement products directly from these suppliers. Although we believe that our diversified product line, brand recognition and customer service will continue to offer benefits not otherwise available to our customers from foreign manufacturers, we could experience competition from one or more foreign manufacturers which now serve as our suppliers.

We depend on a limited number of customers, and the loss of one or more of these customers could adversely affect our business.

In particular, we are substantially dependent on two customers, Home Depot and Lowe’s, for a large percentage of our revenues. We expect that we will continue to rely upon these customers for a significant portion of our revenues. Any significant reduction in business with Home Depot or Lowe’s as a customer would have a material adverse effect on our financial position and results of operations.

We may be required to record a significant charge to earnings if we must reassess our goodwill or other intangible assets arising from acquisitions.

We are required to review our goodwill and intangible assets for impairment in accordance with SFAS No. 142 at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. If we determine that significant impairment has occurred in the future, we would be required to write off goodwill or other intangible assets. Our annual impairment assessment date is August 31st. Any future impairment charges could have a material adverse effect on our financial condition, earnings and results of operations and could cause our stock price to decline.

We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate.

Because a portion of our business is conducted in foreign currencies, fluctuations in currency prices can have a material impact on our results of operations. The effect on revenue of changes in the foreign currency exchange rates was immaterial during the three months ended May 31, 2006. Although we finance certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate our foreign currency exposure, we cannot predict the effect foreign currency fluctuations will have on our results of operations in future periods.

We estimate that a 10% change of the U.S. dollar against local currencies would have changed our operating income by approximately $0.1 million in the first quarter of fiscal 2007. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of current period. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of May 31, 2006, the net foreign currency translation adjustments reduced shareholders’ equity by $3.3 million.

Failure to identify suitable acquisition candidates, to complete acquisitions and to integrate successfully the acquired operations.

As part of our business strategy, we continue to evaluate acquisitions that could enhance our current product line, manufacturing capabilities and distribution channels either in the United States or around the world. Although we regularly evaluate acquisition opportunities, we may not be able to successfully identify suitable acquisition candidates, obtain sufficient financing on acceptable terms to fund acquisitions, or profitably manage the acquired businesses. In addition, we may not be able to successfully integrate the acquired operations and the acquired operations may not achieve the expected results.

We have been, and in the future may be, subject to claims and liabilities under environmental, health and safety laws and regulations, which could be significant.

We are subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, and handling and disposal practices for solid, special and hazardous wastes. Our activities, including our manufacturing operations at our leased facilities, are subject to the requirements of Environmental Laws. We have received various notices from state and federal agencies that we may be responsible for certain environmental remediation activities and we are, or have been, a defendant in environmental litigation. Although we are not currently aware of any situation requiring remedial or other action that would involve a material expense or expose us to material liability under Environmental Laws, we cannot provide assurance that we will not incur any material liability under Environmental Laws in the future or that it will not be required to expend funds in order to effect compliance with applicable Environmental Laws, either of which could have a material adverse effect on our business.

We face intense competition in our industry, which could decrease demand for our products and could have a material adverse effect on our profitability.

Our industry is highly competitive. We face competition from a large number of manufacturers and independent distributors. Many of our competitors are larger and have greater resources and access to capital than we do. In order to maintain our competitive position, we will need to continue to develop new products and expand its customer base both domestically and internationally. Competitive pressures may also result in decreased demand for our products. Any of these factors could have a material adverse effect on our operations.

Recent management changes may disrupt our operations, and we may not be able to retain key personnel or replace them when they leave.

During the past year, we have experienced a number of changes in our management. On April 26, 2005, our controller and principal accounting officer was relieved of his duties and subsequently terminated. On October 10, 2005, we appointed James Brower as Executive Vice President and Chief Operating Officer. On December 2, 2005, our Chief Financial Officer resigned effective January 15, 2006. On January 12, 2006, we appointed Randall N. Paulfus, a partner with Tatum LLC, to serve as Interim Chief Financial Officer, effective January 31, 2006. These and other senior management changes could disrupt our ability to manage our business, and any such disruption could adversely affect our operations, growth, financial condition and results of operations. Our success is also dependent upon our ability to hire and retain qualified finance and accounting, operations, and other personnel. We cannot assure you that we will be able to hire or retain the personnel necessary for our planned operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operation.

Our inability to maintain access to the debt and capital markets may adversely affect our business and financial results.

Our ability to invest in our business, refinance maturing debt obligations and make strategic acquisitions may require access to sufficient bank credit lines and capital markets to support short-term borrowings and cash requirements. If our current level of cash flow is insufficient and we are unable to access additional resources, we could experience a material adverse affect on our business and financial results.

We have debt service obligations which are subject to restrictive covenants that limit our flexibility to manage our business and could trigger an acceleration of our outstanding indebtedness.

Our credit facilities require that we maintain specific financial ratios and comply with certain covenants, including various financial covenants that contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, or take other actions. Furthermore, our existing credit facilities are, and future financing arrangements are likely to be, secured by substantially all of our assets. If we breach any of these covenants, a default could result under one or more of these agreements. We have in the past violated certain covenants under our credit facilities. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable.

Along with our independent auditors, we have identified material weaknesses in our internal control over financial reporting and we cannot assure you that additional material weaknesses will not be identified in the future.

Along with our independent auditors, we have identified material weaknesses in our internal control over financial reporting relating to our procedures for (i) reconciling intercompany balances, and (ii) ensuring proper documentation and review of consolidating adjusting journal entries. Under current standards of the Public Company Accounting Oversight Board, a material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we have implemented, and continue to implement, various measures to improve our internal control over financial reporting, there can be no assurance that we will be able to remedy the material weaknesses that have been identified or that additional material weaknesses will not be identified. Any failure to remediate the material weaknesses identified or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also affect the ability of our management to certify that our internal controls are effective when we provide an assessment of internal control over financial reporting pursuant to rules of the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002, when they become applicable beginning with the Annual Report on Form 10-K for the year ending February 29, 2008, and could affect the results of our independent registered public accounting firm’s attestation report regarding management’s assessment pursuant to those rules. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 6. Exhibits

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

Q.E.P. CO., INC.

By:	/s/ Randall N. Paulfus
Randall N. Paulfus
Interim Chief Financial Officer (Principle Financial Officer and Principle Accounting Officer)
July 17, 2006

Exhibit Index

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