Form 10-K/A
period 2006-02-28
QEP CO INC
filed 2006-10-17
CIK 1017815

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement which the Registrant filed with the Securities and Exchange Commission in connection with the Registrant’s Annual Meeting of Stockholders held on July 27, 2006 are incorporated by reference in Part III of this Form 10-K to the extent provided in Items 10, 11, 12, 13 and 14 hereof.

Explanatory Note

This Amendment No. 1 to Form 10-K/A is filed by Q.E.P., Co., Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the year ended February 28, 2006, filed on June 13, 2006 with the Securities and Exchange Commission (the “SEC”) to restate the Company’s consolidated financial statements as of and for the years ended February 28 or 29, 2006, 2005 and 2004. The Company has also restated and provided additional disclosures for its unaudited quarterly financial data for certain interim periods of fiscal 2006 and 2005 as included in Note S of the consolidated financial statements. The Company has also restated operating and balance sheet data for fiscal years 2003 and 2002 as presented in the Selected Financial Data. As previously disclosed, in connection with a subordinated loan agreement previously outstanding between the Company and a lender, in April 2001, the Company issued 325,000 10-year warrants (the “put warrants”) at an exercise price of $3.63 per share. The put warrants continue to remain outstanding and since April 5, 2006 can be “put” to the Company at any time. The Company has historically estimated the value of the put warrant liability using methods and valuation techniques required by the put warrant agreement and in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Company reconsidered the methodology used after discussions with the SEC and determined to account for the put warrant liability at any reporting date by calculating the difference between the Company’s closing stock price on the reporting date and the exercise price multiplied by the 325,000 warrants granted (“marking the warrants to market”). The Company believes this methodology provides an appropriate estimate of entity value. Changes to the fair value of the put warrants are recognized in the earnings of the Company

The Company has also reconsidered the economic characteristics of operations in its geographic regions and has included segment disclosure in accordance with Statement of Financial Accounting Standards No. 131 Disclosures About Segment of an Enterprise and Related Information in this amended report.

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

These forward-looking statements are based on currently available information and are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations (See Item 1A-Risk Factors). Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditures; the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures; the Company’s dependence upon a limited number of customers for a substantial portion of its sales and the continued success of initiatives with those customers; the success of the Company’s marketing and sales efforts; improvements in productivity and cost reductions; increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; the Company’s ability to maintain and improve its brands; the Company’s reliance upon certain major foreign suppliers; the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it; the level of demand for the Company’s products among existing and potential new customers; the Company’s ability to successfully integrate its acquired businesses; the Company’s dependence upon the efforts of Mr. Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel; the Company’s ability to successfully integrate new management personnel into the Company; the Company’s ability to accurately predict the number and type of employees required to conduct its operations and the compensation required to be paid to such personnel; the Company’s ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers; the impact of new accounting standards on the Company and the impact of the restatement of the Company’s financial results; the Company’s belief that there will be no future adverse effect on the fair value of the Company’s goodwill or other intangible assets; decisions by management related to accounting issues, and regulation and litigation matters; the general economic conditions in North America and the world; and other risks and uncertainties described elsewhere herein and in other reports filed by the Company with the Securities and Exchange Commission.

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

The Company operates in five business segments: domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment being the responsibility of a segment manager, except for the Canadian segment. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of our operations in the UK, France, Holland and Germany. The Other segment is made up of operations in Latin America and other geographic areas.

Market Overview

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to the industry information published by Floor Covering Weekly, a trade publication, total floor covering sales for the United States rose 9% in 2004 to approximately $54.9 billion while home center sales, with lumberyards similar to Home Depot and Lowe’s, were approximately $9.4 billion. The Company believes that this growth is being driven by several factors, including (i) a slowing but continued strong housing activity, (ii) aging of the United States housing stock which requires greater repair and maintenance expenditures, (iii) increased housing turnover of both new and existing homes, (iv) continued home improvement demand being facilitated by the current level of sales of new and existing homes, (v) appreciation of the United States housing market thus giving homeowners the ability to increase the investment in their homes through improvement projects, and (vi) changes in consumer preferences, which have caused an increase in the median size of new homes and which have contributed to demand for remodeling and expansion of older homes. Home improvement market distribution channels continue to consolidate as a result of the success of the warehouse home center format. The continued dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions, and multiple location, large-format stores. The Company’s two largest customers, Home Depot and Lowe’s, accounted for over approximately $124 billion of home center sales in fiscal 2006. Based on data available to the Company, the Company believes that the primary beneficiaries of this consolidation among worldwide home improvement retailers have been the top two or three companies (ranked by annual sales volume). Thus, while the home improvement market’s retail sales have expanded, the market is being increasingly dominated by the largest retailers.

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

The Company is aware of a number of competitors, many of which are foreign and may have greater financial, marketing and other resources than the Company. The Company’s foreign sales, excluding Canada, accounted for approximately 21% of net sales during fiscal year 2006. Fiscal 2006 net sales generated by the Company’s European subsidiaries were approximately 10%, its Australian/New Zealand subsidiaries approximately 10% and its Latin American subsidiaries was approximately 1%. The Company is continuing to penetrate more markets within the countries it currently serves and, as a result, the Company may experience competition from foreign companies, which could adversely affect the Company’s gross margins on its foreign sales.

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

During fiscal 2002, the Company received notice from the United States Environmental Protection Agency (the “EPA”) that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April 2003, the record owner of certain real property in Vancouver, Washington informed the Company that an entity known as Roberts Consolidated Industry, Inc. owned or operated the facility during which time hazardous substances were disposed of or released at the site and pursuant to Washington State law, it is also liable for remedial action costs at the site. At this time, the Company is not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities.

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

The prices of many of the Company’s raw materials vary with market conditions. In addition the price of many of the Company’s finished goods is impacted by changes in currency, freight costs and raw materials at the point of production. The Company’s costs of raw materials and fuel-related costs are currently higher than historical averages and may remain so indefinitely due to the historically high price of oil and gas. Although the Company generally attempts to pass on increases in the costs of raw materials and fuel-related costs to its customers, the Company’s ability to pass these increases on varies depending on the product line, rate and magnitude of any increase. There may be periods of time during which increases in these costs cannot be recovered as occurred in fiscal 2006. During such periods of time, the Company’s profitability may be materially adversely affected.

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

During the past year, the Company has experienced a number of changes in its management. On April 26, 2005, the Company’s controller and principal accounting officer was relieved of his duties and subsequently terminated. On October 10, 2005, the Company appointed James Brower as the Company’s Executive Vice President, Chief Operating Officer. On December 2, 2005, the Company’s Chief Financial Officer resigned effective January 15, 2006. On July 21, 2006, the Company appointed Stuart F. Fleischer to serve as Chief Financial Officer. These senior management changes could disrupt the Company’s ability to manage its business, and any such disruption could adversely affect the Company’s operations, growth, financial condition and results of operations. The Company’s success is also dependent upon its ability to hire and retain qualified finance and accounting, operations, and other personnel. The Company cannot assure you that it will be able to hire or retain the personnel necessary for its planned operations or that the loss of any such personnel will not have a material impact on the Company’s financial condition and results of operation.

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

The Company and its independent auditors have identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) reconciling intercompany balances, and (ii) ensuring proper documentation and review of consolidating adjusting journal entries. Under current standards of the Public Company Accounting Oversight Board, a material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although the Company has implemented, and continues to implement, various measures to improve internal control over financial reporting, there can be no assurance that the Company will be able to remedy the material weaknesses that have been identified or that additional material weaknesses will not be identified by the Company or its independent auditors. Any failure to remediate the material weaknesses identified by the Company and its independent auditors or to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results, cause the Company to fail to meet its reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure also could affect the ability of the Company’s management to certify that the Company’s internal controls are effective when it provides an assessment of internal control over financial reporting pursuant to rules of the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002, when they become applicable to the Company beginning with the Annual Report on Form 10-K for the year ending February 29, 2008, and could affect the results of the Company’s independent registered public accounting firm’s attestation report regarding management’s assessment pursuant to those rules. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock. For more discussion, see “Controls and Procedures beginning on page 28.

The Company has restated its financial results to reflect a change in the method for valuing the Company’s put warrant liability, the estimated liability of the warrant has historically fluctuated, and the actual settlement amount of the put warrant liability may differ materially from the Company’s estimates.

As previously disclosed, on June 16, 2006, the SEC issued a comment letter (the “Comment Letter”) to the Company regarding the Company’s Form 10-K for the year ended February 28, 2006. In the Comment Letter, the SEC raised questions about several matters contained in the Form 10-K including the amount of the put warrant liability that was recorded in connection with the warrants that were issued to Hillstreet Fund, L.P. (“Hillstreet”) with respect to the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 (which was paid in full on May 12, 2003). The Company had issued 325,000 10-year warrants at an exercise price of $3.63 per share. The put warrants continue to remain outstanding and since April 5, 2006, the put feature may be exercised by the Holder at any time or from time to time, based on criteria set forth in the Warrant Agreement. In the event the put is exercised, the Company is required to pay cash to the Holder of the warrants for the value of the warrants. The Company cannot determine the actual amount of the liability until such time as the put feature of the warrant is exercised, as the liability is based on the determination of the Company’s entity value, which is defined in the Warrant Agreement as the greatest of: (1) the fair market value of the Company established as of a capital transaction or public offering; or, (2) a formula value based on a multiple of six times trailing twelve month EBITDA; or (3) an appraised value as if the Company was sold as a going concern.

Prior to the Company’s fiscal year ended February 28, 2006, the Company had estimated the amount of the liability using a formula based on EBITDA as contemplated under the Warrant Agreement or an internal appraisal value based on a multiple of projected EBITDA. For the fiscal year ended February 28, 2006, the Company hired an independent appraiser to perform a comprehensive appraisal which served as the basis for recording the put warrant liability for such fiscal period. After discussion with the SEC, the Company determined to value the put warrant liability at any reporting date by calculating the difference between the Company’s closing stock price on the last day of the reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants granted. The Company believes this methodology provides an appropriate estimate of entity value. The other methodologies described above may be utilized to value the liability if they yield a higher entity value than the stock price method.

The Company has restated its consolidated financial statements as of and for the years ended February 28 or 29, 2006, 2005 and 2004. The Company has also restated and provided additional disclosures for its unaudited quarterly financial data for certain interim periods of fiscal 2006 and 2005 as included in Note S of the consolidated financial statements. The Company has also restated operating and balance sheet data for fiscal years 2003 and 2002 as presented in the Selected Financial Data. At this time, the Company cannot predict what consequences the restatement of the Company’s financial results will have on the Company, if any, including the possibility of litigation. The filing of the Company’s restated financials may not resolve the SEC’s comments on the Company’s Form 10-K filing and it is possible that the Company may in the future be required to adopt different accounting for the put warrant liability that could require further restatement of the Company’s financial statements. Any such restatements could be costly and time consuming, and there are no assurances that they would not have a material negative consequence on the Company. Considerable legal and accounting expenses related to this matter have already been incurred to date and significant expenditures may continue to be incurred in the future. The above and similar matters could divert management’s attention from other business concerns and may have a material impact on the Company’s business, results of operations, and financial position. Furthermore, the actual settlement amount of the put warrant liability could differ materially from the value determined by marking the warrants to market at the end of any particular fiscal period.

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

During fiscal 2002, the Company received notice from the United States Environmental Protection Agency (the “EPA”) that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April 2003, the record owner of certain real property in Vancouver, Washington informed the Company that an entity known as Roberts Consolidated Industry, Inc. owned or operated a facility during which time hazardous substances were disposed of or released at the site and pursuant to Washington State law, it is also liable for remedial action costs at the site. At this time, the Company is not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities (see Environmental Matters).

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

Equity Compensation Plans

Information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the definitive Proxy Statement filed by the Company with the SEC on June 28, 2006 for its Annual Meeting of Stockholders to be held on July 27, 2006.

Item 6. Selected Financial Data

The selected consolidated financial data set forth on the following page as of and for the years ended February 28 or 29, 2002, 2003, 2004, 2005 and 2006 have been derived from the audited consolidated financial statements of the Company. The audited consolidated statements of income for the years ended February 28, 2002 and 2003 and the audited consolidated balance sheets as of February 28 or 29, 2002 through 2004 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this report) and the audited consolidated financial statements and related notes.

	FISCAL YEAR ENDED FEBRUARY 28 OR 29,
	2006	2005	2004	2003	2002
	As Restated
	(In thousands, except per share amounts)
OPERATING DATA:
Net Sales	$212,314	$173,625	$143,273	$129,281	$109,675
Cost of goods sold	150,318	120,038	94,065	84,883	72,603

Gross profit	61,996	53,587	49,208	44,398	37,072
Shipping	20,943	17,299	14,531	11,950	9,589
General and administrative	18,821	15,068	12,300	10,980	9,740
Selling and marketing	20,208	16,764	13,436	13,762	11,895
Other expense (income), net	(1,156)	243	721	(68)	(792)

Operating income	3,180	4,213	8,220	7,774	6,640
Change in put warrant liability	1,238	221	(2,824)	(731)	(202)
Interest expense, net	(2,498)	(1,537)	(1,586)	(1,876)	(2,557)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle.	1,920	2,897	3,810	5,167	3,881
Provision (benefit) for income taxes	922	(119)	2,379	2,243	1,405

Net income (loss) before cumulative effect of change in accounting principle	998	3,016	1,431	2,924	2,476
Cumulative effect of change in accounting principle	—	—	—	(3,048)	—

Net income (loss)	$998	$3,016	$1,431	$(124)	$2,476

Net income (loss) per share:
Basic	$0.29	$0.87	$0.42	$(0.04)	$0.73

Diluted	$0.26	$0.77	$0.40	$(0.04)	$0.73

Weighted average number of common shares outstanding
Basic	3,458	3,447	3,398	3,381	3,381

Diluted	3,823	3,896	3,527	3,381	3,390

	2006	2005	2004	2003	2002
	As Restated
BALANCE SHEET DATA:
Working capital	$7,863	$11,370	$12,036	$10,623	$8,731
Total assets	101,086	87,108	78,233	71,889	61,854
Long term obligations	9,147	10,068	10,715	8,687	8,265
Total liabilities	74,069	60,016	54,366	49,765	39,422
Shareholders’ equity	27,017	27,092	23,866	22,125	22,432

See Note C of the Consolidated Financial Statements for a description of the restatements of Income Statement and Balance Sheet data for the fiscal years ended February 28 or 29, 2006, 2005, and 2004. Operating and balance sheet data for fiscal years 2003 and 2002 have also been restated. In fiscal year 2003, change in put warrant liability and net income decreased by $0.1 million, and long term obligations, total liabilities and shareholders’ equity as of February 28, 2003 decreased by $0.2 million from amounts previously reported. In fiscal year 2002, change in put warrant liability, net income and stockholders’ equity increased by $0.4 million and long term and total liabilities decreased by $0.4 million from amounts previously reported.

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

As described in Note C of the Consolidated Financial Statements, the financial statements for 2004, 2005 and 2006 have been restated to reflect new methodology used in determining the value of the put warrant liability in each period presented.

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

Net income for the year was $1.0 million, or $0.26 per diluted share compared with net income of $3.0 million or $0.77 per diluted share in fiscal 2005. The factors affecting gross margin described above contributed to the reduction in net income in comparison to the fiscal 2005 period.

During April 2001, as part of a financing arrangement entered into at the time, the Company issued 325,000 10-year warrants that since April 5, 2006 can be “put” to the Company at any time based on criteria set forth in the warrant agreement. The Company historically estimated the value of the associated liability using valuation methods and techniques required in the warrant agreement. The Company reconsidered the methodology used after discussions with the SEC and determined to value the put warrant liability using the Company’s closing stock price as of the last day of each reporting period. Using this methodology, the closing stock price as of February 28, 2006 less the associated exercise price multiplied by the number of warrants granted, resulted in a $2.3 million liability which is included in

Other Current Liabilities. As of February 28, 2005, the Company reported a $3.5 million liability as Other Long-Term Liabilities. The Company believes this methodology provides an appropriate estimate of entity value. Changes to the fair value of the put warrant liability are recognized in the earnings of the Company, and in fiscal 2006, the Company recognized income of $1.2 million. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in the Company’s annual and quarterly net income.

The Company’s results of operations during fiscal 2006 were also impacted by several operational events in its domestic segment that we expect will improve financial performance in future periods. On May 5, 2005, the Company acquired the assets of Capitol USA adhesives in exchange for cash, a promissory note and all of the assets of the Company’s carpet seaming tape business. After the acquisition of Capitol, the Company closed its Boca Raton, Florida office and warehouse facility and moved the warehousing and distribution operations to Dalton, Georgia and relocated the corporate offices within Boca Raton, Florida to a smaller facility. In addition, during fiscal 2006, the Company moved other operations to the Dalton location and is considering consolidating other functions where appropriate. The Company also recorded a $1.1 million gain resulting from the sale of a carpet seaming tape distribution business in its domestic segment. The sale was executed in conjunction with the acquisition of a flooring adhesive business in fiscal 2006.

In response to the Company’s high cost of operations in the Company’s European segment in the past, the Company also restructured its European manufacturing and distribution function in fiscal 2006 by significantly reducing its operations in Holland. The Company recorded a restructuring charge of approximately $0.6 million in fiscal 2006 related to this restructuring.

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

Impairment Evaluations

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment, and identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs indefinite-lived impairment tests on at least an annual basis and more frequently in certain circumstances. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of certain indicators, the assets are assessed for impairment based on the future undiscounted cash flows expected to result from the use of the asset. For goodwill and other indefinite-lived intangibles, impairment assessments are generally determined using the estimated future discounted cash flows of the asset’s reporting unit using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In both instances, if the carrying amount of the asset being tested exceeds its fair value, an impairment of the value has occurred and the asset may be written down. The Company will assess impairment of its intangible assets as of August 31st or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should the Company’s operating performance and resulting cash flows be less than expected, an impairment charge could be incurred which may have a material impact on the Company’s results of operations.

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

Put Warrant Liability

In connection with the subordinated loan agreement entered into during fiscal 2001 the Company issued 325,000 10-year warrants at an exercise price of $3.63 per share. The put warrants continue to remain outstanding and since April 5, 2006 can be “put” to the Company at any time, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. In the event the warrant is put to the Company, the Company will be required to pay the holder of the warrants in cash in accordance with the warrant agreement. The liability is based on the determination of the Company’s entity value, which is defined in the warrant agreement. After discussions with the SEC, the Company has determined to estimate the value of the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. Changes to the fair value of the put warrant liability are recognized in the earnings of the Company, and in fiscal 2006, the Company recognized income of $1.2 million. The Company believes this methodology provides an appropriate estimate of entity value. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in the Company’s annual and quarterly net income. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.

Results of Operations

Fiscal 2006 as compared to Fiscal 2005

Sales

Net sales for the twelve months ended February 28, 2006 (“fiscal 2006”, or the “fiscal 2006 period”) were $212.3 million compared to $173.6 million for the twelve months ended February 28, 2005 (“fiscal 2005”, or the “fiscal 2005 period”), an increase of $38.7 million or 22%. Sales amounts by segment are as follows (in thousands except percentages):

	2006	2005	Variance	Percent Change
Domestic	$148,408	$116,087	$32,321	28%
Canada	19,805	14,562	5,243	36%
Europe	20,668	21,125	(457)	-2%
Australia/New Zealand	20,566	20,210	356	2%
Other	2,867	1,641	1,226	75%

Total	$212,314	$173,625	$38,689	22%

The majority of revenue in the domestic and Canadian segments was to home center customers, which was the primary reason for the increase in sales in the two segments in fiscal 2006 compared to fiscal 2005. Approximately $29.0 million of the increase in domestic and Canadian sales was the result of increases in sales to existing home center customers. This includes additional sales in existing stores, sales of new products and sales into new stores. The remaining increase in these two segments is due to expansion of the Company’s distribution customer base and the effect of the acquisition of various product lines, net of divestitures. Sales of adhesives products, which increased approximately $18.0 million, accounted for substantially all of the domestic and Canadian increase in distribution sales and a portion of the increase in domestic and Canadian home center sales. Sales of underlayment products introduced in fiscal 2005 also contributed to the increased sales in Canada.

In addition, the Company was able to increase sales prices to its home center and distribution customers during fiscal year 2006, which resulted in an overall increase in worldwide selling prices of approximately 2.0%, which also contributed to the increase in sales in comparison to the previous fiscal year.

Sales rebates of $0.5 million were recorded in the fourth quarter of fiscal 2006 in the domestic and Canadian segments as a reduction in revenue. This amount is in excess of the amounts recorded on sales rebates in the other periods in fiscal 2006. The sales rebates came about in the fourth quarter due to stronger than expected fourth quarter sales that allowed certain customers to take larger (as a percentage of sales) annual volume discounts than management had estimated during the first three quarters. Volume discounts are applied to full year sales and the discounts increase as certain full year sales thresholds are achieved.

In the Company’s European segment, the decrease in sales is primarily the result of a reduction of sales in the Holland subsidiary of $5.3 million. During the two previous fiscal years, operations in Holland have been strategically reduced due to ongoing losses, resulting in the reduction in sales. These reductions in Holland were offset by the inclusion of full year results of approximately $2.7 million from the Company’s acquisition in France which was made during the third quarter of fiscal 2005 along with increases in sales of approximately $2.2 million in the Company’s operations in the UK.

The inclusion of full year results from acquisitions completed in the Company’s Australia/New Zealand and Other segments in fiscal 2005 also contributed to the increase in sales. The effect of foreign currency exchange rate changes resulted in an increase in sales of approximately $2.5 million in the period. Sales outside of North America now represent approximately 21% of the Company’s total sales compared to 25% for the fiscal 2005 period.

Gross Profit

Gross profit for fiscal 2006 was approximately $62.0 million compared to approximately $53.6 million in fiscal 2005, an increase of approximately $8.4 million or 16%. As a percentage of net sales, gross profit decreased to 29.2% in the fiscal 2006 period from 30.9% in the fiscal 2005 period. A summary of gross profit by segment is as follows (in thousands except percentages):

	2006	2005	Variance	Percent Change
Domestic	$41,790	$35,071	$6,719	19%
Canada	6,285	4,257	2,028	48%
Europe	5,585	6,772	(1,187)	-18%
Australia/New Zealand	7,248	6,554	694	11%
Other	1,088	933	155	17%

Total	$61,996	$53,587	$8,409	16%

The increase in gross profit in the domestic segment is primarily the result of increased sales volume in the period offset by (1) cost increases in the raw material components of the Company’s adhesive business, and to a lesser extent finished goods, that were only partially passed through to the Company’s home center and distributor customer base during the fiscal 2006 period, (2) the relative increase in flooring adhesive product sales which have relatively lower overall margin than do sales of other types of products, (3) increased sales rebates associated with increased sales volume from the Company’s largest customers and (4) the initiation of a direct shipment program (direct from our suppliers to some of our customers with delivery being taken at the supplier’s dock) with lower gross profit margins. The direct shipment program, however, is expected to generate greater overall operating profit margins after reductions in related operating expenses. Each of these items except the direct shipment program will also affect the Canadian segment. In addition, increased sales of underlayment products, which typically carry with them higher profit margins than many of the products offered by the Company, also contributed to the increased gross profit in the Canadian segment.

The gross profit as a percent of sales for the Canadian segment is higher than the same measure for the domestic segment. In general, the Canadian segment sells the same products to the same customers as the domestic segment, especially with respect to home center customers. The product costs used in the calculation of gross profit are burdened based on Canada’s level of sales to both their external customers and sales to intercompany customers. Consequently, the gross profit in Canada does not exclusively reflect the economics of sales to its external customers.

The reduction in gross profit in the Company’s European segment is primarily the result of the reduction in sales in Holland as previously discussed. Increase in gross profit in the Australia/New Zealand segment was the result of additional volume and price increases related to the enhanced market position created by an acquisition in fiscal 2005.

The full year effect of acquisitions made in fiscal 2005 accounted for approximately $1.2 million of additional costs and foreign currency exchange rate changes accounted for approximately $0.9 million of the cost increases.

Operating Expenses

Total operating expenses for fiscal 2006 were $58.8 million in fiscal 2006, an increase of $9.4 million, or 19%, from the $49.4 million recorded in fiscal 2005. A summary of the operating expenses by segment is as follows (in thousands except percentages):

	2006	2005	Variance	Percent Change
Domestic	$40,362	$32,329	$8,033	25%
Canada	4,058	2,983	1,075	36%
Europe	7,022	7,201	(179)	-2%
Australia/New Zealand	6,327	5,833	494	8%
Other	1,047	1,028	19	2%

Total	$58,816	$49,374	$9,442	19%

Shipping expenses for the fiscal 2006 period were approximately $20.9 million compared to approximately $17.3 million for the fiscal 2005 period, an increase of approximately $3.6 million or 21%. The increase in shipping expenses is primarily due to the increased level of business activity in the domestic segment. In addition, shipping costs increased due to higher freight costs from common carriers resulting from increased fuel costs. During fiscal 2006, the Company’s domestic fixed shipping costs were allocated across a larger sales base and did not impact the increase in shipping expenses in comparison with the previous fiscal year. The increase in shipping expense due to increased volume is also the primary reason behind the increase in expenses in the Canadian operating segment in fiscal 2006 compared to fiscal 2005. In addition, the Company’s recent acquisitions accounted for approximately $0.3 million of the increase and foreign currency exchange rate differences accounted for approximately $0.2 million. During fiscal 2006, shipping expenses remained consistent as a percent of sales with the level experienced in fiscal 2005 at approximately 10%.

General and administrative expenses for the fiscal 2006 period were approximately $18.8 million compared to approximately $15.0 million for the fiscal 2005 period an increase of approximately $3.8 million or 25%. The increase is primarily due to an increase in depreciation, insurance, human resources and technology costs in the Company’s domestic segment. Approximately $0.7 million of the increase was a result of the full year effect of the Company’s fiscal 2005 international acquisitions and $0.1 million was foreign currency exchange rate related. During fiscal 2006, general and administrative expenses remained consistent as a percent of sales with the level experienced in fiscal 2005 at approximately 9%.

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

During the fourth quarter of 2006, the Company executed a “buy back” agreement with one of its significant domestic and Canadian customers. The buy back agreement allowed the Company to buy from one of its customers all of a competitor’s products that were in the customer’s inventory in order to replace the competitor’s products with the Company’s products. The total amount committed to the buyback was approximately $0.4 million in the fourth quarter of fiscal 2006 and was recorded in selling and marketing costs in the period.

Operating expenses in the Canadian segment do not reflect expenses related to shared infrastructure with the domestic segment. No charges for sales infrastructure related to home center customers, shared administrative expenses, integrated computer systems, and other shared services functions have been recorded in Canada. This would affect both general and administrative and selling and marketing expenses.

Other income and expense incurred during fiscal 2006 is primarily a gain of approximately $1.1 million resulting from the sale of the Company’s carpet seaming tape distribution business. This seaming tape business sale was in connection with the acquisition of a flooring adhesive business and was recorded in the Company’s domestic segment (see note D of the Consolidated Financial Statements).

Interest expense for the fiscal 2006 period was approximately $2.5 million compared to approximately $1.5 million in the fiscal 2005 period. Interest expense increased as a result of increased borrowings to fund the Company’s acquisitions and working capital needs, as well as increased interest rates during the fiscal 2006 period.

The Company reported a liability of $2.3 million relating to the valuation of the Company’s put warrants at the end of fiscal 2006 as Other Current Liabilities, as compared to a $3.5 million liability reported at the end of fiscal 2005 as Other Long-Term Liabilities. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Changes to the fair value of the put warrant liability are recognized in the earnings of the Company, and in fiscal 2006, the Company recognized income of $1.2 million relating to the put warrants. In fiscal 2005, the Company recognized income of $0.2 million due to a partial reversal of the value of the previously established liability. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in the Company’s quarterly net income depending on fluctuations in the price of the Company’s stock. For a more detailed discussion regarding the put warrants and management’s estimates of the associated liability, see “Liquidity and Capital Resources”.

The Company recorded a provision for income taxes in fiscal 2006 of approximately $0.9 million compared with a recovery of approximately $0.1 million in the fiscal 2005 period. The increase is primarily due to the recording, in fiscal 2005, of a tax benefit associated with the write-off of certain debt owed to the Company’s domestic operations from one of the Company’s international subsidiaries. This was partially offset by the recording, in fiscal 2006, of a deferred tax asset valuation allowance against previously recorded tax benefits from foreign net operating losses. The deferred tax asset valuation allowance was taken in the fourth quarter due to the Company performing a detailed analysis under the guidelines of Statement of Financial Accounting Standards No. 109 at year end which included reviewing the subsidiaries financial results and projections and considering the likelihood that the deferred tax asset will be recoverable from future taxable income and, to the extent that the Company believes that recoverability is not likely, establishing a valuation allowance. The valuation allowance was the result of management estimates made in the fourth quarter of fiscal 2006. The Company does not realize a tax benefit or incur a tax provision associated with the accounting for the put warrant liability. Estimated tax rates are based upon the most recent effective tax rates available in every jurisdiction in which the Company operates. The Company expects the future effective tax rate will be somewhat lower than its statutory rate in the near-term due to loss carry forwards that can be utilized in the future.

Due to the reasons stated above the Company recorded net income of approximately $1.0 million or $0.26 per diluted share in the fiscal 2006 period compared to net income of $3.0 million or $0.77 per diluted share in the fiscal 2005 period.

During the fourth quarter of fiscal 2006, the Company booked a net loss of $1.6 million or $0.41 per diluted share. This occurred after the Company had recorded net income the preceding periods in fiscal 2006. The primary reason for the change in results in the fourth quarter were deferred income tax valuation allowances ($0.4 million), new product costs ($0.3 million) and increased sales rebates ($0.3 million) recorded in the period. The valuation allowances were recorded as the result of management’s analysis of the recoverability of deferred tax assets in the future. This analysis was based on management’s estimates of future performance completed in the fourth quarter. The costs related to new products were related to a “buy back” agreement that allowed the Company to purchase from a customer all of a competitor’s inventory with the customer in order to replace the competitor’s product with our product. The sales rebates came about in the fourth quarter due to stronger than expected fourth quarter sales that allowed certain customers to take larger (as a percentage of sales) annual volume discounts than management had estimated during the first three quarters. The interim sales rebate calculations are generally based on projected annual sales.

Fiscal 2005 as compared to Fiscal 2004

Sales

Net sales for the twelve months ended February 28, 2005 were approximately $173.6 million compared to approximately $143.3 million for the twelve months ended February 29, 2004 (“fiscal 2004”, or the “fiscal 2004 period”), an increase of approximately $30.3 million or 21%. A summary of sales by segment is as follows (in thousands except percentages):

	2005	2004	Variance	Percent Change
Domestic	$116,087	$107,735	$8,352	8%
Canada	14,562	12,840	1,722	13%
Europe	21,125	8,928	12,197	137%
Australia/New Zealand	20,210	12,897	7,313	57%
Other	1,641	873	768	88%

Total	$173,625	$143,273	$30,352	21%

The increase in sales in the domestic and Canadian segments in fiscal 2005 compared to fiscal 2004 was a result of the further penetration of the Company’s existing product offerings across more stores to the Company’s existing home center customers, store expansion by the Company’s current home center customers and an increase resulting from the Company’s distribution customer base ($4.0 million). Substantially all of the increase in the distribution business and a portion of the home center increase was a result of an increase in the Company’s adhesive business. Sales for the Company’s European segment increased as the result of the inclusion of results from acquisitions completed in fiscal 2004 of approximately $9.1 million in the UK and fiscal 2005 of approximately $1.8 million in France. An acquisition in fiscal 2005 was also primarily responsible for the increase in sales in Australia/New Zealand of approximately $4.9 million.

Sales outside of the North America segment represented approximately 25% and 16% of the Company’s total sales in fiscal 2005 and 2004, respectively. In addition, approximately $2.6 million of the increase in sales in fiscal 2005 compared to fiscal 2004 was a result of changes in foreign exchange rates.

Gross Profit

Gross profit for fiscal 2005 was approximately $53.6 million compared to approximately $49.2 million for fiscal 2004, an increase of approximately $4.4 million or 8.9%. As a percentage of net sales, gross profit decreased to 30.9% in the fiscal 2005 period from 34.3% in the fiscal 2004 period. A summary of gross profit by segment is as follows (in thousands except percentages):

	2005	2004	Variance	Percent Change
Domestic	$35,071	$36,571	$(1,500)	-4%
Canada	4,257	3,455	802	23%
Europe	6,772	4,488	2,284	51%
Australia/New Zealand	6,554	4,478	2,076	46%
Other	933	216	717	332%

Total	$53,587	$49,208	$4,379	9%

The decrease in gross profit in the domestic segment is the result of significant price increases in the raw material components of the Company’s adhesive business that were not able to be passed through to the Company’s home center customers and only partially to its distribution based customers during the fiscal 2005 period. In addition, but to a lesser extent, the Company received increases in the cost of components for its tools that were absorbed by the Company during this fiscal year. Due to the fact that adhesive production makes up the majority of the manufacturing operations in Canada, the increased sales of adhesives in both the domestic and Canadian segments allowed the Canadian manufacturing operation to absorb its fixed costs at an increased rate, resulting in the increase in gross profit in the Canadian segment despite the increased raw material costs. In addition, underlayment products were introduced to home center customers in Canada in fiscal 2005. These products carry with them higher profit margins than many of the products offered by the Company, adding to Canada’s increased gross profit in fiscal 2005 compared to fiscal 2004.

Increases in gross profit in the Europe, Australia/New Zealand and Other segments were the result of the additional volume from the inclusion of acquisitions completed during either fiscal 2004 or fiscal 2005. Acquisitions were completed in the UK, Australia, France and Mexico during this time.

Operating Expenses

Total operating expenses for fiscal 2005 were $49.4 million, an increase of $8.4 million, or 20%, from the $41.0 million recorded in fiscal 2004. A summary of the operating expenses by segment is as follows (in thousands):

	2005	2004	Variance	Percent Change
Domestic	$32,329	$30,205	$2,124	7%
Canada	2,983	2,618	365	14%
Europe	7,201	4,377	2,824	65%
Australia/New Zealand	5,833	3,714	2,119	57%
Other	1,028	74	954	1289%

Total	$49,374	$40,988	$8,386	20%

Shipping expenses for the fiscal 2005 period were approximately $17.3 million compared to approximately $14.5 million for the fiscal 2004 period, an increase of approximately $2.8 million or 19.0%. This was primarily due to the increased level of business activity resulting from increased sales in the Company’s domestic segment and the Company’s recent acquisitions ($1.2 million). Increased shipping expenses due to increased volume is the primary reason for the increase in operating expenses in Canada. Changes in foreign currency exchange rates also contributed an additional $0.2 million to the increase. Shipping expenses as a percent of net sales were approximately 10% in fiscal 2005, consistent with the level experienced in fiscal 2004.

General and administrative expenses for the fiscal 2005 period were approximately $15.1 million compared to approximately $12.3 million for the fiscal 2004 period, an increase of approximately $2.8 million or 23%. Approximately $2.2 million of the increase was a result of the Company’s fiscal 2005 foreign acquisitions and $0.3 million was related to changes in foreign currency exchange rates. The additional increase was the result of an increase in depreciation, insurance, human resource and technology costs at the Company’s domestic subsidiaries. As a percentage of net sales, general and administrative expenses remained consistent at approximately 9% in the fiscal 2004 and 2005 periods.

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

The change in the put warrant liability for the fiscal 2005 period was income of approximately $0.2 million due the reversal of previously established put warrant liability. The change in the put warrant liability for the fiscal 2004 period was an expense of approximately $2.8 million.

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

Net income increased to $3.0 million in the fiscal 2005 period from $1.4 million in the fiscal 2004 period primarily due to change in the valuation of the put warrant liability as discussed above. Net income as a percentage of sales increased to 2% for the fiscal 2005 period from 1% of sales for the fiscal 2004 period.

Liquidity and Capital Resources

Working capital decreased to approximately $7.9 million, as of February 28, 2006 from approximately $11.4 million at February 28, 2005, a decrease of approximately $3.5 million primarily as a result of the classification of the put warrant liability (see Note J) as a current liability. The put warrant liability has been classified as a current liability starting with the fiscal 2006 period because since April 5, 2006 the warrant can be “put” to the Company at any time, although that is not necessarily indicative of the point in time at which that obligation will require the use of Company funds.

Any cash in excess of anticipated requirements is invested in commercial paper or overnight repurchase agreements with a financial institution. The Company states the value of such investments at market price and classifies them as cash equivalents on its balance sheet.

Net cash provided by operating activities during the fiscal 2006 period was approximately $1.8 million compared to approximately $6.7 million for the comparable fiscal 2005 period. The decrease in cash flow from operating activities was primarily due to an increase in the investment in inventory and accounts receivable of approximately $8.3 million in fiscal 2006. A reduction in net income as adjusted for non-cash income statement items, which would include adjustments for depreciation, amortization and the gain on the sale of the carpet tape seaming business in fiscal 2006, of $3.4 million also contributed to the decrease. These amounts were partially offset by the change in the put warrant liability and an increase in accounts payable and accrued liabilities.

Net cash used in investing activities was approximately $4.7 million in fiscal 2006 compared to approximately $5.9 million in fiscal 2005. The decrease in cash used in investing activities of approximately $1.2 million is due to less cash being used in the current fiscal year for acquisitions and capital expenditures.

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

In November 2005, in connection with the acquisition of the distributor of tools and flooring installation products described in Note D, the Company issued a three-year, AUD 0.5 million note (approximately US $0.3 million) bearing interest at the Australian 180-day commercial bill rate due in semi-annual installments totaling approximately AUD 0.2 million per year.

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 (which was paid in full on May 12, 2003), the Company issued 325,000 10-year warrants (the “put warrants”) at an exercise price of $3.63 per share. The put warrants continue to remain outstanding and since April 5, 2006 can be “put” to the Company at any time, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. In the event the warrant is put to the Company, the Company will be required to pay the holder of the warrants in cash in accordance with the warrant agreement. The Company cannot determine the actual amount of the liability until such time as the warrantholder elects to exercise the put or such time as the Company calls the warrant. The liability is based on the determination of the Company’s entity value, which is defined in the warrant agreement as the greatest of: (1) the fair market value of the Company established as of a capital transaction or public offering; or, (2) a formula value based on a multiple of the trailing twelve month EBITDA; or (3) an appraised value as if the Company was sold as a going concern.

Prior to the Company’s fiscal year ended February 28, 2006, the Company estimated the value of the put warrant liability using methods and valuation techniques required by the warrant agreement.

After discussions with the SEC, the Company has determined to value the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. The Company believes this methodology provides an appropriate estimate of entity value. The other methodologies described above may be utilized to value the liability if they yield a higher entity value than the stock price method. Based on this methodology, management determined that a liability of $2.3 million should be reported for the put warrants at the end of fiscal 2006, compared to a liability of $3.5 million at the end of fiscal 2005. The decrease in the liability is included as $1.2 million of income on the income statement in fiscal 2006. In fiscal 2005, the Company recognized income of $0.2 million due to a partial reversal of the value of the previously established liability. Changes in the value of the liability are recorded in net income of the period.

It is likely that the estimated fair value of the put liability will continue to fluctuate in the future depending on changes in the Company’s stock price. In addition, the actual settlement amount for the put warrant liability could differ materially from the value determined using the Company’s closing stock price as of the end of any reporting period. Management does not believe that it can estimate the Company’s maximum potential liability under the warrant agreement due to the fact that each of the methodologies contemplated under the warrant agreement for determining the put price is based upon a measurement of the fair value of the Company at a specific moment in time. Management has no way to estimate in advance what such values would be.

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

Contractual and Other Obligations

The following table summarizes, as of February 28, 2006, the Company’s minimum payments for debt and other obligations for the next five years and thereafter (in thousands):

	Payments Due By Fiscal Year Ending February 28 or 29,
	Total	2007	2008	2009	2010	2011	Thereafter
Debt	$13,303	$4,308	$4,261	$3,773	$949	$—	$12
Capital lease obligations	274	123	108	43	—	—	—
Operating lease obligation	7,081	2,020	1,639	1,467	1,050	905	—
Outstanding purchase orders	18,412	18,412	—	—	—	—	—
Put warrant*	2,298	2,298	—	—	—	—	—
Other long-term obligations reflected on the Company’s balance sheet under GAAP	—	—	—	—	—	—	—

Total	$41,368	$27,161	$6,008	$5,283	$1,999	$905	$12

*	Represents the earliest period that the holder can put the warrants to the Company under the existing agreement (see Note J to the Consolidated Financial Statements). In addition, the Company may call these warrants on and after April 5, 2007.

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

The Company issued 325,000 warrants associated with certain of its previously existing subordinated debt. These warrants contain put and call provisions as defined in the agreement (See Note J of the Consolidated Financial Statements). If the fair value of the warrant changes by $0.10, the effect on the Company would be an adjustment to earnings of less than $0.1 million.

Item 8. Financial Statements and Supplementary Financial Data

The response to this item is submitted on pages F1 – F29 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Previously, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Lewis Gould, the Company’s Chief Executive Officer, and Randall Paulfus, the Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). During the fourth quarter of fiscal 2006, Marc Applebaum, the Company’s Chief Financial Officer, resigned and was replaced by Randall Paulfus, a partner with Tatum LLC, to serve as Interim Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that as a result of the material weaknesses in the Company’s internal control over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings. In connection with the filing of this Amendment No. 1 to the Company’s Annual Report on Form 10-K, the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K/A, and determined that as a result of the material weaknesses in the Company’s internal control over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item regarding directors and officers is incorporated by reference from the Company’s definitive Proxy Statement filed with the SEC on June 28, 2006 for its Annual Meeting of Stockholders to be held on July 27, 2006.

Item 11. Executive Compensation

Information required by this item regarding compensation of officers and directors is incorporated by reference from the Company’s definitive Proxy Statement filed with the SEC on June 28, 2006 for its Annual Meeting of Stockholders to be held on July 27, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the Company’s definitive Proxy Statement filed with the SEC on June 28, 2006 for its Annual Meeting of Stockholders to be held on July 27, 2006.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from the Company’s definitive Proxy Statement filed with the SEC on June 28, 2006 for its Annual Meeting of Stockholders to be held on July 27, 2006.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the Company’s definitive Proxy Statement filed with the SEC on June 28, 2006 for its Annual Meeting of Stockholders to be held on July 27, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of the report:

1. and 2. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

3. For Exhibits see Item 15(b), below.

(b)	List of Exhibits:

Exhibit	Description No.

2.1	Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation (1)

2.2	Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc. (3)

3.1	Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company, as amended (10)

3.3	Form of Indemnification Agreement executed by Officers and Directors of the Company (1)

4.1	Form of specimen certificate for Common Stock of the Company (1)

4.2	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering (1)

4.3	Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) (3)

4.4	Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70), and IBJ Schroeder as Escrow Agent ($500,000). (3)

9	Voting Trust Agreement, dated August 3, 1996, by and between Lewis Gould and Susan J. Gould (1)

10.1	Q.E.P. Co., Inc. Omnibus Stock Plan of 1996, as amended on July 9, 2004 (10)+

10.2	Employment Agreement dated May 1, 2002 by and between Lewis Gould and the Company. (6)+

10.3	Industrial Lease, dated August 1, 1996, by and between JMB/Pennsylvania Advisors - IV, L.P., and the Company (2)

10.4	Stock Purchase Agreement effective January 1, 1998 between Q.E.P. Holding B.V. and Roberts Beheer B.V. (4)

10.5	Purchase and Sale Agreement effective as of December 31, 1997 between Roberts Beheer B.V., Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc. (4)

Exhibit	Description No.

10.6	Subordinated Loan and Security Agreement, dated April 5, 2001, by and between The HillStreet Fund, L.P. and the Company, including Subordinated Term Promissory Note dated April 5, 2001, Warrant Agreement dated April 5, 2001, and Warrant dated April 5, 2001. (5)

10.7	Second Amended and Restated Loan Agreement dated November 14, 2002, by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (6)

10.8	Form of Term Note, Domestic Advances Note, Foreign Advances Note and B.V. Note executed in connect with Second Amended and Restated Loan Agreement dated November 14, 2002. (6)

10.9	Agreement by the Company and Lewis Gould, dated May 12, 2003. (7)+

10.10	Agreement between the Company and Valfin, SA dated September 23, 2004. (9)

10.11	Liability and Asset Guarantee between Company and Valfin, SA dated September 23, 2004. (9)

10.12	QEP Executive Deferred Compensation Plan effective December 15, 2004. (11)+

10.13	Trust under the QEP Executive Deferred Compensation Plan dated December 27, 2004. (11)

10.14	Fourth Amendment and Waiver Agreement dated March 31, 2005 by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (12)

10.15	Asset Purchase Agreement dated May 5, 2005 by and among the Company, certain of its subsidiaries, and Halex Corporation. (12)

10.16	Fifth Amendment and Waiver Agreement dated June 14, 2005 by and between the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (12)

10.17	Form of Term Notes, Amended and Restated Domestic Advances Note and Debenture executed in connect with Fourth Amendment and Waiver Agreement dated March 31, 2005. (12)

10.18	Interim Executive Services Agreement, dated January 12, 2006, by and between Tatum LLC and Q.E.P. Co., Inc. (13)+

10.19	Employment Letter Agreement, dated January 12, 2006, by and between Randall Paulfus and Q.E.P. Co., Inc. (13)+

10.20	Seventh Amendment and Waiver Agreement dated June 1, 2006 by and among the Company, certain affiliates of the Company, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA. (14)

14.1	Code of Ethics for Senior Financial Officers. (8)

23	Consent of Independent Registered Public Accountants (14)

21	Subsidiaries of the Company (14)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

Exhibit	Description No.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

99.1	Escrow Agreement dated October 21, 1997 among the Company, RCI Holdings, Inc., and IBJ Schroeder. (3)

(1)	Filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477) filed with the Securities and Exchange Commission, and incorporated herein by reference.
(2)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 1997, and incorporated herein by reference.
(3)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.
(4)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 1998, and incorporated herein by reference.
(5)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 2001, and incorporated herein by reference.
(6)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 13, 2003, and incorporated herein by reference.
(7)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 2003, and incorporated herein by reference.
(8)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2004, and incorporated herein by reference.
(9)	Filed with the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on September 27, 2004, and incorporated herein by reference.
(10)	Filed with the Company’s Quarterly Report herein on Form 10-Q filed with the Securities and Exchange Commission on October 14, 2004, and incorporated herein by reference.
(11)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2003, and incorporated herein by reference.
(12)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2005, and incorporated herein by reference.
(13)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2006, and incorporated herein by reference.
(14)	Filed herewith.
+	Management contracts or compensatory plans or arrangements.

(c)	The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, State of Florida, on October 17, 2006.

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

/s/ Lewis Gould Lewis Gould	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	October 17, 2006

/s/ Stuart F. Fleischer Stuart F. Fleischer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 17, 2006

/s/ Emil Vogel* Emil Vogel	Director	October 17, 2006

/s/ David W. Kreilein David Kreilein	Director	October 17, 2006

/s/ Leonard Gould* Leonard Gould	Director	October 17, 2006

/s/ Robert W. Muir, Jr. Robert W. Muir, Jr.	Director	October 17, 2006

/s/ Laura M. Holm Laura M. Holm.	Director	October 17, 2006

*By: /s/ Lewis Gould	Attorney-in-Fact	October 17, 2006

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Q.E.P. Co., Inc. and Subsidiaries

We have audited the accompanying balance sheets of Q.E.P. Co., Inc. (a Delaware corporation) as of February 28, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note C and Note F, the Company has restated its consolidated financial statements for changes to the methodology of calculating a put warrant liability and to add segment information under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

/s/ GRANT THORNTON LLP

Miami, Florida

October 11, 2006

Q.E.P. CO., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par values)

	February 28, 2006	February 28, 2005
	(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$852	$1,869
Accounts receivable, less allowance for doubtful accounts of approximately $361 and $288 as of February 28, 2006 and February 28, 2005, respectively	33,258	27,016
Inventories (Note G)	34,128	29,929
Prepaid expenses and other current assets	3,717	2,047
Deferred income taxes (Note M)	617	457

Total current assets	72,572	61,318

Property and equipment, net (Note H)	8,296	9,186
Deferred income taxes, net (Note M)	—	182
Goodwill	16,799	12,931
Other intangible assets, net (Note I)	3,109	2,808
Other assets	310	683

Total Assets	$101,086	$87,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$24,041	$17,143
Accrued liabilities	7,655	4,630
Lines of credit (Note J)	26,284	24,703
Current maturities of long term debt (Note J)	4,431	3,472
Put warrant liability (Note C and Note J)	2,298	—

Total current liabilities	64,709	49,948

Notes payable (Note J)	4,950	4,488
Other long-term debt (Note J)	4,197	2,044
Deferred income taxes (Note M)	213	—
Put warrant liability (Note C and Note J)	—	3,536

Total Liabilities	74,069	60,016
Commitments and Contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, 2,500 shares authorized, $1.00 par value; 337 shares issued and outstanding at February 28, 2006 and 2005 (Note O)	337	337
Common stock; 20,000 shares authorized, $.001 par value; 3,458 shares and 3,457 shares issued and outstanding at at February 28, 2006 and 2005, respectively	3	3
Additional paid-in capital	9,539	9,530
Retained earnings	21,205	20,223
Treasury stock; 70 shares held at cost (Note O)	(543)	(543)
Accumulated other comprehensive income	(3,524)	(2,458)

	27,017	27,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,086	$87,108

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
	As Restated
Net sales (Note F)	$212,314	$173,625	$143,273
Cost of goods sold	150,318	120,038	94,065

Gross profit	61,996	53,587	49,208

Costs and expenses:
Shipping	20,943	17,299	14,531
General and administrative	18,821	15,068	12,300
Selling and marketing	20,208	16,764	13,436
Other expense (income), net (Note D)	(1,156)	243	721

Total costs and expenses	58,816	49,374	40,988

Operating income	3,180	4,213	8,220

Change in put warrant liability (Note C and Note J)	1,238	221	(2,824)
Interest income	9	10	1
Interest expense	(2,507)	(1,547)	(1,587)

Income before provision for income taxes	1,920	2,897	3,810

Provision (benefit) for income taxes (Note M)	922	(119)	2,379

Net income	$998	$3,016	$1,431

Net income per share:
Basic	$0.29	$0.87	$0.42

Diluted	$0.26	$0.77	$0.40

Weighted-average number of common shares outstanding
Basic	3,458	3,447	3,398

Diluted	3,823	3,896	3,527

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings (As Restated)	Accumulated Other Comprehensive Income (loss)	Treasury stock	Total Stockholders’ Equity (As Restated)	Other Comprehensive Income (loss) (As Restated)
	Shares	Amount	Shares	Amount
Balance at February 28, 2003 (as restated)	336,660	$337	3,381,243	$3	$9,069	$15,797	$(2,645)	$(436)	$22,125

Net income						1,431			1,431	$1,431
Foreign currency translation adjustment							60		60	60
Purchase of treasury stock								(206)	(206)
Issuance of stock in connection with a guarantee agreement					13			261	274
Issuance of stock in connection with the exercise of stock options			32,860	—	192				192
Dividends						(10)			(10)

Balance at February 29, 2004	336,660	$337	3,414,103	$3	$9,274	$17,218	$(2,585)	$(381)	$23,866	$1,491

Net income						3,016			3,016	3,016
Foreign currency translation adjustment							127		127	127
Purchase of treasury stock								(162)	(162)
Issuance of stock in connection with the exercise of stock options			42,750	—	256				256
Dividends						(11)			(11)

Balance at February 28, 2005	336,660	$337	3,456,853	$3	$9,530	$20,223	$(2,458)	$(543)	27,092	$3,143

Net income						998			998	998
Foreign currency translation adjustment							(1,066)		(1,066)	(1,066)
Issuance of stock in connection with the exercise of stock options			1,488	—	9				9
Dividends						(16)			(16)

Balance at February 28, 2006	336,660	$337	3,458,341	$3	$9,539	$21,205	$(3,524)	$(543)	$27,017	$(68)

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
	As Restated
Cash flows from operating activities:
Net income	$998	$3,016	$1,431

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,906	3,258	2,861
Change in fair value of put warrant liability (Note C and Note J)	(1,238)	(221)	2,824
Bad debt expense	359	206	432
Gain on sale of property and equipment	—	—	(132)
Gain on sale of business (Note D)	(1,120)	—	—
Deferred income taxes (Note M)	235	150	436
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,500)	(1,431)	(1,997)
Inventories	(1,832)	292	1,257
Prepaid expenses	476	102	(150)
Other assets	(660)	284	(166)
Trade accounts payable and accrued liabilities	7,136	1,019	1,370

Net cash provided by operating activities	1,760	6,675	8,166

Cash flows from investing activities:
Capital expenditures	(2,188)	(2,853)	(2,586)
Acquisitions, net of cash acquired (Note D)	(2,512)	(3,027)	(3,601)
Proceeds from sale of property and equipment	—	—	245

Net cash used in investing activities	(4,700)	(5,880)	(5,942)

Cash flows from financing activities:
Net borrowings under lines of credit (Note J)	2,072	3,243	145
Borrowings of long term debt (Note J)	3,417	1,191	6,367
Repayments of notes payable (Note J)	(2,668)	(2,984)	(7,606)
Repayments of acquisition debt (Note J)	(1,014)	(815)	(788)
Purchase of treasury stock	(120)	(136)	(90)
Proceeds from exercise of stock options	9	255	193
Dividends	(16)	(11)	(10)

Net cash provided by (used in) financing activities	1,680	743	(1,789)

Effect of exchange rate changes on cash	243	(626)	218

Net increase (decrease) in cash	(1,017)	912	653

Cash and cash equivalents at beginning of year	1,869	957	304

Cash and cash equivalents at end of year	$852	$1,869	$957

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDAIRIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

Q.E.P. Co., Inc. (the “Company”) is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.®, ROBERTS®, Capitol®, QSet™, Vitrex® and Elastiment™, the Company markets specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Q.E.P. and its subsidiaries market approximately 3,000 products in the U.S., Canada, Europe, Australia and Latin America. The Company sells its products primarily to large home improvement retail centers, as well as traditional distribution outlets in all the markets it serves.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation

The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly owned subsidiaries, after eliminating all significant inter-company accounts and transactions.

2.	Warrants

In connection with the refinancing of certain subordinated debt (see Note J), the Company issued 325,000 warrants at $3.63, which will expire on April 4, 2011 (“put warrants”). Since April 5, 2006, these warrants can be put to the Company at any time based on certain criteria, and can be called by the Company on and after April 5, 2007. In the event the warrant holder exercises the put feature of the warrants, the Company will be required to pay the holder in cash in accordance with the warrant agreement. The Company cannot determine the actual amount of the liability until such time as the warrantholder elects to exercise the put or such time as the Company calls the warrant. The liability is based on the determination of the Company’s entity value, which is defined in the warrant agreement as the greatest of: (1) the fair market value of the Company established as of a capital transaction or public offering; or, (2) a formula value based on a multiple of the trailing twelve month EBITDA; or (3) an appraised value as if the Company was sold as a going concern. Prior to the Company’s fiscal year ended February 28, 2006, the Company estimated the value of the put warrant liability using methods and valuation techniques required by the warrant agreement. After discussions with the Securities and Exchange Commission (“SEC”), the Company has determined to estimate the value of the liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants granted. A liability of $2.3 million and $3.5 million as of February 28, 2006 and 2005, respectively, has been reported utilizing this methodology. The Company believes this methodology provides an appropriate estimate of entity value. The liability was classified as a long-term liability at the end of fiscal 2005 and a short-term liability at the end of fiscal 2006 due to the timing of the ability of the warrantholder to exercise the put feature. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Changes in the value of the liability are recorded in income for the period.

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

	2006	2005	2004
Net income (loss):
As reported	998	3,016	1,431
Pro forma	819	2,898	1,341

Net income (loss) per share
As reported	$0.26	$0.77	$0.40
Pro forma	$0.21	$0.74	$0.38

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

Put warrant liability: The carrying amount approximates fair value based on a valuation determined by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants granted.

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

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the put warrant liability, income taxes, the allowance for doubtful accounts, inventory valuation reserves, depreciation and amortization. Actual results could differ from those estimates.

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

NOTE C – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated the value of the put warrant liability as of the end of the 2004, 2005 and 2006 fiscal years. During these periods, the Company estimated the value of the put warrant liability using methods and valuation techniques required by the warrant agreement and in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Company reconsidered the methodology used after discussions with the Securities and Exchange Commission and determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants granted. The Company believes this methodology provides an appropriate estimate of entity value. As a result, the estimated value of the put warrant liability has been restated for all years in which the warrants were outstanding. This change has no impact on the Company’s previously reported operating income or cash flows generated from operations. Changes to the fair value of the put warrants are recognized in the earnings of the Company. The change in the put warrant liability has been reclassified from a component to operating income to Other Income (expense) in all periods presented.

The impact of the restatement on the previously reported financial statements is as follows:

	Year Ended February 28, 2006		Year Ended February 28, 2005		Year Ended February 29, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Change in put warrant liability	(1,006)	1,238	1,160	221	(767)	(2,824)

Income (loss) before provision for income taxes	(324)	1,920	3,836	2,897	5,867	3,810
Provision (benefit) for income taxes	922	922	(119)	(119)	2,379	2,379

Net income (loss)	$(1,246)	$998	$3,955	$3,016	$3,488	$1,431

Net income (loss) per share:
Basic	$(0.37)	$0.29	$1.14	$0.87	$1.02	$0.42

Diluted	$(0.37)	$0.26	$1.06	$0.77	$0.99	$0.40

Weighted-average number of common shares outstanding
Basic	3,458	3,458	3,447	3,447	3,398	3,398

Diluted	3,458	3,823	3,711	3,896	3,527	3,527

	As of February 28, 2006		As of February 28, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Put warrant liability	1,789	2,298	—	—
Total current liabilties	62,056	64,709	49,949	49,949

Put warrant liability	—	—	782	3,536
Total liabilties	71,416	74,069	57,263	60,017

Retained earnings	21,714	21,205	22,976	20,223
Total stockholders’ equity	27,526	27,017	29,845	27,092

Total liabilities and stockholders’ equity	$98,942	$101,086	$87,108	$87,109

The quarterly value of the put warrant liability has also been restated, with the results of the restatement being reflected in Note S.

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

NOTE E – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. There were 0.2 million of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive in fiscal 2006 and fiscal 2004, respectively. There were less than 0.1 million shares excluded in fiscal 2005. The following is a reconciliation of the number of shares used in the basic and diluted computation of income per shares (in thousands)

	Year Ended
	February 28, 2006	February 28, 2005	February 29, 2004
Weighted average number of common shares outstanding - basic	3,458	3,447	3,398
Dilution from stock options and warrants	365	449	129

Weighted average number of common shares outstanding - diluted	3,823	3,896	3,527

NOTE F – SEGMENT INFORMATION

The Company operates in five business segments: domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment, except Canada, being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of operations in the UK, France, Holland and Germany. The Australia/New Zealand segment is made up of operations in Australia and New Zealand. The Other segment is made up of operations in Latin America and other geographic areas. Segment results were as follows (in thousands):

	2006	2005	2004
Revenues
Domestic	$148,408	$116,087	$107,735
Canada	19,805	14,562	12,840
Europe	20,668	21,125	8,928
Australia/New Zealand	20,566	20,210	12,897
Other	2,867	1,641	873

	$212,314	$173,625	$143,273

Operating income
Domestic	$1,427	$2,742	$6,367
Canada	2,227	1,274	837
Europe	(1,477)	(448)	111
Australia/New Zealand	936	727	764
Other	67	(82)	141

Subtotal	3,180	4,213	8,220
Change in warrant put liability	1,238	221	(2,824)
Interest income	9	10	1
Interest expense	(2,507)	(1,547)	(1,587)

Income (loss) before provision for income taxes	$1,920	$2,897	$3,810

	2006	2005	2004
Depreciation expense
Domestic	$2,505	$1,959	$1,424
Canada	210	191	108
Europe	340	296	108
Australia/New Zealand	251	242	150
Other	35	26	40

	$3,341	$2,714	$1,830

Total assets
Domestic	$66,771	$52,101
Canada	9,104	7,949
Europe	11,818	14,218
Australia/New Zealand	11,347	10,257
Other	2,046	2,583

	$101,086	$87,108

Capital expenditures
North America	$1,239	$2,134
Canada	282	228
Europe	93	250
Australia/New Zealand	509	168
Other	65	8

	$2,188	$2,788

The results from the Canadian operations are included as their own segment according to the provisions of Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information. The reported results do not contain allocations of corporate expenses and sales infrastructure and their product costs are not burdened based on Canada’s level of sales to external customers.

Amounts are attributed to the country of the legal entity that recognized the sale or holds the assets. The intercompany sales are billed at prices established by the Company. The price takes into account the product cost and overhead of the selling location.

NOTE G – INVENTORIES

Inventories consisted of the following (in thousands):

	February 28, 2006	February 28, 2005
Raw materials and work-in-process	5,822	4,311
Finished goods	28,306	25,618

	34,128	29,929

NOTE H – PROPERTY AND EQUIPMENT

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

NOTE I – INTANGIBLE ASSETS

Under Statement of Financial Accounting Standard No. 142, intangible assets with definite lives are amortized while intangibles with indefinite lives, such as goodwill, are tested annually for impairment. The Company performs an impairment test on its goodwill during the second quarter of each fiscal year.

Based on the most recent test, the Company determined that no impairment had occurred. However, if the Company’s operating performance and resulting cash flows are less than expected, an impairment charge could be incurred which may have a material impact on the Company’s results of operations.

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance on February 29, 2004	$11,291
Additions to goodwill	1,500
Translation adjustments	140

Balance on February 28, 2005	12,931
Additions to goodwill	4,005
Translation adjustments	(137)

Balance on February 28, 2006	$16,799

All other intangible assets are subject to amortization. The total balance of intangible assets is classified as follows (in thousands):

		February 28, 2006			February 28, 2005
	Weighted Avg Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks	20	2,971	(820)	2,151	2,866	(669)	2,197
Other intangibles	5	1,327	(369)	958	876	(265)	611

		$4,298	$(1,189)	$3,109	$3,742	$(934)	$2,808

The balance of goodwill and other indefinite-lived intangibles by segment as of February 28, 2006 is as follows: domestic $15.0 million, Canada $0.9 million, Europe $1.5 million, Australia/New Zealand $2.1 million and Other $0.4 million.

Other intangibles include customer lists, non-compete agreements, patents and financing fees. Amortization expense of $0.3 million was recorded related to intangible assets in fiscal 2006. The following table provides information regarding estimated amortization expense for each of the following years ending February 28 or 29 (in thousands):

2007	$265
2008	263
2009	263
2010	244
2011	209
Thereafter	1,865

$3,109

NOTE J – DEBT AND PUT WARRANT LIABILITY

Total debt consists of the following (in thousands):

	February 28, 2006	February 28, 2005
Payable to banks under revolving credit facilities	$26,284	$24,703
Payable to banks under term loan credit facilities	5,515	4,503
Payable to a bank under a mortgage agreement	1,899	1,895
Acquisition notes payable	5,878	3,068
Other debt, including capital leases	286	538

	$39,862	$34,707
Less current installments	30,715	28,175

Long Term	$9,147	$6,532

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

Put Warrant Liability

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company has historically estimated the value of the liability for the put warrants using methods and valuation techniques required by the warrant agreement. Subsequent to the end of fiscal 2006, the Company has determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants granted. The Company believes this methodology provides an appropriate estimate of entity value. As a result, the estimated put warrant liability has been restated for all periods in which the put warrant has been outstanding. The Company reported a $2.3 million and $3.5 million liability at the end of fiscal 2006 and fiscal 2005, respectively. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” In the fiscal 2006 period, the Company recognized income of $1.2 million related to the change in the value of the put warrant liability. This compares to fiscal 2005, when the Company recorded income of approximately $0.2 million related to the same instrument.

The aggregate maturities of all debt, excluding the put warrant liability, maturing during each of the next five years as of February 28, 2006 is as follows (in thousands):

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

NOTE K – COMMITMENTS AND CONTINGENCIES

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

NOTE L – PENSION AND RETIREMENT PLANS

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

NOTE M – INCOME TAXES

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended February 28 or 29,
	2006	2005	2004
United States	$(1,747)	$856	$2,358
Foreign	3,667	2,041	1,452

Total	$1,920	$2,897	$3,810

The components of the provision for income taxes are as follows (in thousands):

	Year Ended February 28 or 29,
	2006	2005	2004
Current:
Federal	$(640)	$(1,107)	$1,397
State	(47)	(127)	117
Foreign	1,374	965	433

	687	(269)	1,947

Deferred:
Federal	(87)	(188)	347
State	(6)	(13)	24
Foreign	328	351	61

	235	150	432

Total income tax provision (benefit)	$922	$(119)	$2,379

The tax effects of temporary differences which give rise to deferred tax assets are as follows (in thousands):

	February 28,
	2006	2005
Provision for doubtful accounts	$41	$66
Accrued expenses	391	223
Fixed assets	(350)	(492)
Inventory	185	168
Net operating loss-U.S.	197	220
Foreign credit carryforwards and net operating loss	1,421	1,239
Foreign exchange gain on long-term debt	(323)	—
Other	(12)	(52)

	1,550	1,372
Less: valuation allowance on foreign net operating loss carryforward	(1,146)	(733)

Net deferred tax asset	$404	$639

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

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements (in thousands except percentage data):

	Year Ended February 28 or 29,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Provision for federal income taxes at the statutory rate	$653	34.0%	$985	34.0%	$1,295	34.0%
State and local income taxes-net of federal income tax benefit	(53)	-2.8%	43	1.5%	106	2.8%
Warrant put liability	(421)	-21.9%	(103)	-3.5%	1,011	26.5%
Additional foreign taxes	150	7.8%	(1,616)	-55.8%	—	—
Valuation allowance on foreign net operating loss	414	21.7%	517	17.8%	46	1.2%
Intercompany transactions	144	7.5%	—	—	—	—
Other	35	1.7%	55	1.9%	(79)	-2.1%

Actual provision	$922	48.0%	$(119)	-4.1%	$2,379	62.4%

Cash paid for income taxes was approximately $1.0 million, $1.5 million, and $1.5 million in fiscal 2006, 2005 and 2004, respectively.

NOTE N – SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

1.	Significant Customer Information

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

NOTE O – SHAREHOLDERS’ EQUITY

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

NOTE P – STOCK PLANS

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

	2006	2005	2004
Expected stock price volatility	38.0%	38.3%	38.8%
Expected lives of options	3 years	3 years	3 years
Risk-free interest rate	5.2%	4.5%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%

The following information relates to options outstanding as of the dates included:

	Shares	Weighted Average Exercise Price
Options outstanding at February 28, 2003	346,013

Exercised	(25,164)	$5.71
Granted	40,000	$9.99
Cancelled or forfeited	(55,586)	$5.71

Options outstanding at February 29, 2004	305,263

Exercised	(40,250)	$5.93
Granted	30,000	$15.56
Cancelled or forfeited	(15,500)	$5.21

Options outstanding at February 28, 2005	279,513

Exercised	(1,488)	$6.71
Granted	45,000	$11.11
Cancelled or forfeited	(4,150)	$5.79

Options outstanding at February 28, 2006	318,875

Options currently exercisable	241,875	$6.27

The following table summarizes information about stock options outstanding as of February 28, 2006:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.65 - $ 5.55	112,750	5.15	$4.25	112,750	$4.25
$ 5.56 - $ 7.25	95,125	3.32	$6.72	95,125	$6.72
$ 7.26 - $ 15.56	111,000	8.42	$11.99	34,000	$11.72

Total	318,875			241,875

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

There were 0.4 million and 0.5 million shares available for award under the Company’s current equity plans as of February 28, 2006 and 2005, respectively.

NOTE Q – NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE R: RELATED PARTY TRANSACTIONS

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

NOTE S: SUPPLEMENTAL FINANCIAL DATA

ANNUAL FINANCIAL DATA (UNAUDITED)

The annual results for the two years ended February 28, 2006 are set forth in the following table (in thousands):

	Sales	Gross Profit	Net Earnings (loss)	Diluted Earnings(loss) Per Share
			(as restated)	(as restated)
2006
First quarter	$51,259	$15,737	$2,617	$0.68
Second quarter	54,413	15,867	(375)	(0.10)
Third quarter	54,275	15,804	345	0.08
Fourth quarter	52,367	14,588	(1,589)	(0.40)

Total	$212,314	$61,996	$998	$0.26

2005
First quarter	$43,104	$14,612	$1,232	$0.32
Second quarter	42,591	14,318	1,634	0.42
Third quarter	43,210	13,890	619	0.16
Fourth quarter	44,720	10,767	(469)	(0.13)

Total	$173,625	$53,587	$3,016	$0.77

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

During the fourth quarter of fiscal 2006, the Company booked a net loss of $1.6 million or $0.41 per diluted share. This occurred after the Company had booked net income in the preceding periods in fiscal 2006. The primary reason for the change in results in the fourth quarter were valuation allowances ($0.4 million), new product costs ($0.3 million) and increased sales rebates ($0.3 million) recorded in the period. The valuation allowances were recorded as the result of management’s analysis of the recoverability of deferred tax assets in the future. This analysis was based on management’s estimates of future performance completed in the fourth quarter. The costs related to new products were related to a “buy back” agreement that allowed the Company to purchase from a customer all of a competitor’s inventory with the customer in order to replace our competitor’s product with our product. The sales rebates came about in the fourth quarter due to stronger than expected fourth quarter sales that allowed certain customers to take larger (as a percentage of sales) annual volume discounts than management had estimated during the first three quarters. The interim sales rebate calculations are generally based on projected annual sales.

Due to the put warrant liability restatement as explained in Note C, each of the quarterly periods presented above have been adjusted. The impact of the restatements on the individual quarters in each of the last two fiscal years is as follows (in thousands except per share data):

	Net Earnings (loss)	Diluted Earnings(loss) Per Share
2006
First quarter	$1,847	$0.48
Second quarter	(727)	(0.19)
Third quarter	62	0.02
Fourth quarter	1,062	0.32

Total	$2,244	$0.63

	Net Earnings (loss)	Diluted Earnings(loss) Per Share
2005
First quarter	$70	$0.02
Second quarter	418	0.11
Third quarter	(582)	(0.15)
Fourth quarter	(845)	(0.27)

Total	$(939)	$(0.29)

The diluted shares outstanding for the individual quarters may have been adjusted depending on the change in net income resulting from the restatement. The change is derived from the inclusion of common stock equivalents in periods with net income and the exclusion of those same common stock equivalents in periods with a net loss.

Q.E.P. CO., INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Additions		Deductions (a)	Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Year ended February 29, 2004
Deducted from asset accounts Allowance for doubtful accounts	$354	$208	—	$143	$419
Foreign net operating loss valuation allowance	$169	$47	—	—	$216
Year ended February 28, 2005
Deducted from asset accounts Allowance for doubtful accounts	$419	$205	—	$336	$288
Foreign net operating loss valuation allowance	$216	$517	—	—	$733
Year ended February 28, 2006
Deducted from asset accounts Allowance for doubtful accounts	$288	$359	—	$286	$361
Foreign net operating loss valuation allowance	$733	$413	—	—	$1,146

(a)	Accounts written off as uncollectible, net of recoveries.

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description

23	Consent of Independent Registered Public Accountants

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.