Form 10-Q/A
period 2006-05-31
QEP CO INC
filed 2006-10-17
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

(Address of principal executive offices)(Zip Code)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q is filed by Q.E.P., Co., Inc. to amend our quarterly report on Form 10-Q for the three months ended May 31, 2006, filed on July 17, 2006, to restate our consolidated financial statements for the reporting periods ended May 31, 2006 and 2005 and as of May 31, 2006 and February 28, 2006. As previously disclosed, in connection with a subordinated loan agreement previously outstanding between us and a lender, in April 2001, we issued 325,000 10-year warrants (the “put warrants”) at an exercise price of $3.63 per share. The put warrants continue to remain outstanding and since April 5, 2006 can be “put” to us at any time. We have historically estimated the value of the put warrant liability using methods and valuation techniques required by the put warrant agreement and in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. We reconsidered the methodology used after discussions with the Securities and Exchange Commission (“SEC”) and determined to account for the put warrant liability at any reporting date by calculating the difference between our closing stock price on the reporting date and the exercise price multiplied by the 325,000 warrants granted (“marking the warrants to market”). We believe this methodology provides an appropriate estimate of entity value. Changes to the fair value of the put warrants are recognized in earnings.

We have also reconsidered the economic characteristics of operations in our geographic regions and have included segment disclosure in accordance with Statement of Financial Accounting Standards No. 131 Disclosures About Segment of an Enterprise and Related Information in this amended report.

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

These forward-looking statements are based on currently available information and are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations (See Risk Factors). Among the risks and uncertainties which could cause such a difference are the assumptions upon which we base our assessments of our future working capital and capital expenditures; our ability to satisfy our working capital needs and to finance our anticipated capital expenditures; our dependence upon a limited number of customers for a substantial portion of our sales and the continued success of initiatives with those customers; the success of our marketing and sales efforts; improvements in productivity and cost reductions; increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; our ability to maintain and improve our brands; our reliance upon certain major foreign suppliers; our reliance upon suppliers and sales agents for the purchase of finished products which we then resell; the level of demand for our products among existing and potential new customers; our ability to successfully integrate our acquired businesses; our dependence upon the efforts of Mr. Lewis Gould, our Chief Executive Officer and certain other key personnel; our ability to successfully integrate new management personnel; our ability to accurately predict the number and type of employees required to conduct our operations and the compensation required to be paid to such personnel; our ability to manage our growth, and the risk of economic and market factors affecting us or our customers; the impact of new accounting standards and the impact of the restatement of our financial results; our belief that there will be no future adverse effect on the fair value of our goodwill or other intangible assets; decisions by management related to accounting issues, and regulation and litigation matters; the general economic conditions in North America and the world; and other risks and uncertainties described elsewhere herein and in other reports we have filed with the SEC.

All forward looking statements included herein are made only as of the date such statements are made and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which he hereafter become aware. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Q.E.P. CO., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	May 31, 2006	February 28, 2006
	As Restated
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$731	$852
Accounts receivable, less allowance for doubtful accounts of approximately $339 and $361 as of May 31, 2006 and February 28, 2006, respectively	32,899	33,258
Inventories	33,447	34,128
Prepaid expenses and other current assets	3,310	3,717
Deferred income taxes	659	617

Total current assets	71,046	72,572

Property and equipment, net	8,131	8,296
Goodwill	16,967	16,799
Other intangible assets, net	3,079	3,109
Other assets	212	310

Total Assets	$99,435	$101,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$21,631	$24,041
Accrued liabilities	6,423	7,655
Lines of credit	29,342	26,284
Current maturities of long term debt	4,449	4,431
Put warrant liability	2,213	2,298

Total current liabilities	64,058	64,709

Notes payable	3,139	4,950
Other long-term debt	4,367	4,197
Deferred income taxes	217	213

Total Liabilities	71,781	74,069

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at May 31, 2006 and February 28, 2006, respectively	337	337
Common stock; 20,000,000 shares authorized, $.001 par value; 3,465,841 shares and 3,458,341 shares issued and outstanding at at May 31, 2006 and February 28, 2006, respectively	3	3
Additional paid-in capital	9,634	9,539
Retained earnings	21,523	21,205
Treasury stock; 70 shares held at cost	(543)	(543)
Accumulated other comprehensive income	(3,300)	(3,524)

	27,654	27,017

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,435	$101,086

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended May 31,
	2006	2005
	As Restated
Net sales	$54,132	$49,873
Cost of goods sold	38,866	35,522

Gross profit	15,266	14,351

Operating costs and expenses:
Shipping	5,548	5,034
General and administrative	5,052	4,583
Selling and marketing	3,558	3,445
Other expense (income), net	(2)	(1,153)

Total operating costs and expenses	14,156	11,909

Operating income	1,110	2,442

Change in put warrant liability	85	1,342
Interest expense, net	(724)	(487)

Income before provision for income taxes	471	3,297
Provision for income taxes	142	680

Net income	$329	$2,617

Net income per share:
Basic	$0.09	$0.75

Diluted	$0.08	$0.68

Weighted-average number of common shares outstanding
Basic	3,463	3,457

Diluted	3,838	3,848

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended May 31,
	2006	2005
	As Restated
Cash flows from operating activities:
Net income	$329	$2,617

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	648	1,018
Change in fair value of put warrant liability	(85)	(1,342)
Bad debt expense	25	67
Gain on sale of business	—	(1,120)
Stock-based compensation expense	103	—
Deferred income taxes	(38)	29
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	334	(1,873)
Inventories	681	(366)
Prepaid expenses and other current assets	407	(116)
Other assets	41	(187)
Trade accounts payable and accrued liabilities	(3,695)	3,297

Net cash provided by (used in) operating activities	(1,250)	2,024

Cash flows from investing activities:
Capital expenditures	(189)	(489)
Acquisitions, net of cash acquired	—	(2,330)

Net cash used in investing activities	(189)	(2,819)

Cash flows from financing activities:
Net (payments) borrowings under lines of credit	2,669	(3,023)
Borrowings of long-term debt	—	3,000
Repayments of long-term debt	(693)	(484)
Repayments of acquisition debt	(1,069)	(81)
Payments related to the purchase of treasury stock	(30)	(30)
Proceeds from exercise of stock options	43	10
Dividends	(10)	(7)

Net cash provided by (used in) financing activities	910	(615)

Effect of exchange rate changes on cash	408	79

Net decrease in cash	(121)	(1,331)

Cash and cash equivalents at beginning of period	852	1,869

Cash and cash equivalents at end of period	$731	$538

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDAIRIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries, which are collectively referred to as “we”, “us”, “our”, “Q.E.P.” or “the Company”. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our annual report filed on Form 10-K/A for the fiscal year ended February 28, 2006.

Effective with the 2007 fiscal year, we modified our accounting treatment for cooperative advertising and in-store service expenses with our home center customers. The modification was necessary because we changed certain terms in our vendor buying agreement with a large home center customer and believe under the new terms we could no longer reasonably estimate the fair value of the benefit received from these arrangements. According to the guidance under Emerging Issues Task Force 01-9, “Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor’s Products)”, if the estimated value received cannot be specifically identified, these promotional funds should be accounted for as a reduction of selling price and netted against gross sales. Prior to March 1, 2006, we classified these items as selling and marketing expense in our consolidated statement of operations. For the first quarter of fiscal 2006 these expenses totaled $1.4 million. For comparative purposes, these amounts have been reclassified resulting in a reduction in sales, gross profit and selling and marketing expenses in our North American segment, with no impact on our financial condition, operating income or net earnings.

In the financial statements prepared for the first quarter of fiscal 2006, the change in the value of the put warrant liability was recorded in operating expenses. In the presentation included in this interim report, the amount has been reclassified below operating income for all periods presented.

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

NOTE B – Restatement of Consolidated Financial Statements

We have restated the value of the put warrant liability as of the May 31, 2006 and 2005 and as of the end of the 2006 fiscal year. During these periods, we estimated the value of the put warrant liability using methods and valuation techniques required by the put warrant agreement and in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. We reconsidered the methodology used after discussions with the SEC and determined to value the put warrant liability by calculating the difference between our closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants granted. We believe this methodology provides an appropriate estimate of entity value. As a result, the estimated value of the put warrant liability has been restated for all years in which the warrants were outstanding. This change has no impact on our previously reported operating income or cash flows generated from operations. Changes to the fair value of the put warrants are recognized in earnings. The change in the put warrant liability has been reclassified from a component to operating income to Other Income (expense) in all periods presented.

	Three Months Ended May 31, 2006		Three Months Ended May 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Change in put warrant liability	—	85	(505)	1,342

Income (loss) before provision for income taxes	386	471	1,450	3,297
Provision (benefit) for income taxes	142	142	680	680

Net income (loss)	$244	$329	$770	$2,617

Net income (loss) per share:
Basic	$0.07	$0.09	$0.22	$0.75

Diluted	$0.06	$0.08	$0.21	$0.68

Weighted-average number of common shares outstanding
Basic	3,463	3,463	3,457	3,457

Diluted	3,838	3,838	3,618	3,848

	As of May 31, 2006
	As Previously Reported	As Restated
Put warrant liability	1,789	2,213
Total current liabilities	63,633	64,058
Total liabilities	71,356	71,781

Retained earnings	21,948	21,523
Total stockholders’ equity	28,079	27,654

Total liabilities and stockholders’ equity	$99,435	$99,435

NOTE C – Inventories

Inventories consisted of the following (in thousands):

	May 31, 2006	February 28, 2006
Raw materials and work-in-process	5,839	5,822
Finished goods	27,608	28,306

	33,447	34,128

NOTE D – Goodwill and Intangible Assets

Under Statement of Financial Accounting Standard No. 142, intangible assets with definite lives are amortized while intangibles with indefinite lives, such as goodwill, are tested annually for impairment or when changes events or changes in circumstances indicate the carrying value may not be recoverable. We perform an impairment test on goodwill during the second quarter of each fiscal year. Based on the most recent test, we determined that no impairment had occurred. However, if our operating performance and resulting cash flows in the future are less than expected, an impairment charge could be incurred which may have a material impact on our results of operations.

All other intangible assets are subject to amortization. The total balance of definite-lived intangible assets is classified as follows (in thousands):

		May 31, 2006			February 28, 2006
	Weighted Avg Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	20	2,997	(863)	2,134	2,971	(820)	2,151
Other intangibles	5	1,340	(395)	945	1,327	(369)	958

		$4,337	$(1,258)	$3,079	$4,298	$(1,189)	$3,109

We incurred $0.1 million of amortization expense in the first quarter of fiscal 2007, and we expect to incur a total of approximately $0.3 million in fiscal 2007. Other intangibles include customer lists, non-compete agreements, patents and financing fees.

NOTE E – Debt

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

In connection with the purchase of the assets of Vitrex Ltd., our United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to €1.0 million (approximately U.S. $1.9 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to €0.4 million (approximately U.S. $0.7 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $6.6 million) as well as a parent company guaranty. On May 31, 2006, $2.2 million was borrowed under these facilities. Both are considered demand notes and have an interest rate of 6.5%.

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

NOTE F – Stock Based Compensation

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

2006
Expected stock price volatility	38.0%
Expected lives of options:
Directors and officers	3years
Employees	3years
Risk-free interest rate	5.2%
Expected dividend yield	0.0%

The adoption of SFAS 123R, applying the “modified prospective method,” as elected, requires us to recognize stock options and stock appreciation rights granted prior to the adoption of SFAS 123 under the fair value method and expense these amounts over the remaining vesting period of the award. In the first quarter of fiscal 2007, we recognized compensation expense of $0.1 million in general and administrative expenses related to stock options issued and stock appreciation rights granted in previous periods. If the underlying assumptions do not change, the total compensation cost related to non-vested awards not yet recognized is $0.5 million and is expected to be recognized over three years.

Stock Option Information

The following table summarizes information about stock options as of May 31, 2006.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.65 - $5.55	112,750	5.2	$4.25	112,750	$4.25
$5.56 - $7.25	95,125	3.3	$6.72	95,125	$6.72
$7.26 - $15.66	111,000	8.4	$12.02	36,000	$11.66

Total	318,875			243,875

Activity under our stock option plan as of May 31, 2006 and changes during the three months ended May 31, 2006 are as follows:

Options outstanding at February 28, 2006	326,375

Exercised	(7,500)
Granted	—
Cancelled or forfeited	—

Options outstanding at May 31, 2006	318,875

Intrinsic value of exercisable options	$1,285,408

Weighted average term of exercisable options	4.7

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

For the Three Months Ended May 31,
2006 Pro Forma
Net income (loss) as reported under APB 25	$2,617
Subtract stock-based compensation expense determined under fair value- based method, net of related tax effect	(30)

Net income (loss) including stock-based compensation expense	$2,587

Income (loss) per share:
Diluted, as reported for prior periods	$0.68

Diluted, including the effect of stock based compensation expense	$0.67

NOTE G - Restructuring

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

NOTE H – Income Taxes

We recorded a provision for income taxes in fiscal 2007 of approximately $0.1 million compared with a provision of approximately $0.7 million in the fiscal 2006 period. As a result, the effective tax rate recorded in fiscal 2007 was approximately 30% compared with approximately 21% in the same period in fiscal 2006. The increase in the effective tax rate is the result of the income from the change in the put warrant liability during the first quarter of fiscal 2006, which is not taxable. We recorded income of $1.3 million during the first quarter of fiscal 2006 related to a decrease in the value of the put warrant liability, and this income does not generate a tax obligation. Only $0.1 million of income related to the put warrants was recorded in the first quarter of fiscal 2006. If the change in the value of the put warrant is excluded, the effective tax rate in the first quarter of fiscal 2006 would have been 37%, which is consistent with the rate recorded in fiscal 2007.

NOTE I – Earnings Per Share

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

	For the Three Months Ended May 31,
	2006	2005
Weighted average number of common shares outstanding - basic	3,463	3,457
Dilution from stock options and warrants	375	391

Weighted average number of common shares outstanding - diluted	3,838	3,848

NOTE J – Comprehensive Income

We record foreign currency translation adjustments as other comprehensive income. For the three months ended May 31, 2006 and 2005, our comprehensive income (loss) totaled $(0.2) million and $0.5 million, respectively.

Note K – Segment Information

We operate in four business segments domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of our operations in the UK, France, Holland and Germany. The Other segment is made up of operations in Latin America and other geographic areas. Segment results were as follows (in thousands):

	For the Three Months Ended May 31,
	2006	2005
Revenues
Domestic	$36,594	$34,001
Canada	5,647	4,798
Europe	5,811	5,557
Australia/New Zealand	5,384	4,932
Other	696	585

	$54,132	$49,873

Operating income
Domestic	$313	$641
Canada	572	634
Europe	70	(132)
Australia/New Zealand	184	158
Other	(29)	(12)

Subtotal	1,110	1,289
Other expense (income), net	—	(1,153)

Operating income	$1,110	$2,442

Change in put warrant liability	85	1,342
Interest expense, net	(724)	(487)

Income (loss) before provision for income taxes	$471	$3,297

	As of May 31, 2006	As of February 28, 2006
Total assets
Domestic	$63,174	$66,771
Canada	9,382	9,104
Europe	12,844	11,818
Australia/New Zealand	11,014	11,347
Other	3,021	2,046

	$99,435	$101,086

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

Amounts are attributed to the country of the legal entity that recognized the sale or holds the assets. The intercompany sales are billed at prices we have established. The price takes into account the product cost and overhead of the selling location.

NOTE L – Contingencies

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

During fiscal 2002, we received notice from the United States Environmental Protection Agency that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April 2003, the record owner of certain real property in Vancouver, Washington informed us that an entity known as Roberts Consolidated Industry, Inc. owned or operated the facility during which time hazardous substances were disposed of or released at the site and pursuant to Washington State law, it is also liable for remedial action costs at the site. At this time, we are not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities.

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

NOTE M – Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. We adopted the standard as of March 1, 2006 and the standard did not have an impact on our financial statements.

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

We operate in five business segments domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment outside of Canada being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of our operations in the UK, France, Holland and Germany. The Other segment is made up of operations in Latin America and other geographic areas

In the first quarter of fiscal 2007, we experienced an increase in sales of approximately 9% over the same period in the previous fiscal year. The increase in revenue was also 9% at our domestic and Canadian segments, resulting primarily from increases in sales within several product categories including underlayment and adhesives. The increases in sales of underlayment were the result of sales of new products introduced to our home center customers in the latter half of fiscal 2006. The increase in the sales of adhesives was partially the result of increased adhesive sales to our home center customers, along with the effect of the acquisition of Capitol USA in May 2005. With the acquisition occurring in May 2005, the first quarter of fiscal 2007 would include the effect of the acquisition for the entire period. Overall sales to home center customers increased approximately 13% in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. This increase primarily reflects further penetration of our existing product offerings in current stores. Increases in product sales in fiscal 2007 compared to fiscal 2006 were somewhat offset by increases in sales rebates due to the additional sales volume.

Gross profit increased in the first quarter of fiscal 2007, but gross profit as a percent of sales fell from 28.8% in the first quarter of fiscal 2006 to 28.2% in the comparable period of fiscal 2007. The increases in sales volume along with increases in the margin on underlayment and adhesive products were offset by increases in volume rebates and changes to our carpet seaming tape businesses in our domestic segment in fiscal 2006 (discussed in “Results of Operations”).

We have also continued to experience increases in raw material prices during fiscal 2007. The results for the first quarter of fiscal 2006 do not reflect price increases that occurred later in the year, contributing to the decrease in gross margin as a percent of sales. Only a portion of these cost increases were able to be passed on to our customers.

Operating expenses increased 19% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The first quarter of the previous fiscal year included a reduction of operating expenses resulting from the sale of our carpet seaming tape business in our domestic segment. The absence of this reduction was the primary reason for the increase in operating expenses in the first quarter of fiscal 2007 compared to fiscal 2006. Shipping expenses, which continue to reflect price increases in petroleum costs, are the primary remaining reason for the increase. General and administrative expenses have increased in the period in comparison with the same period in the previous year primarily due to increases in insurance and other corporate infrastructure costs during fiscal 2007.

During April 2001, as part of a financing arrangement entered into at the time, we issued 325,000 10-year warrants (“put warrants”) that since April 5, 2006 can be “put” to us at any time based on criteria set forth in the warrant agreement. We historically estimated the value of the associated liability using valuation methods and techniques required in the warrant agreement. We reconsidered the methodology used after discussions with the Securities and Exchange Commission (“SEC”) and determined to value the put warrant liability using our closing stock price for each reporting period was $2.2 million. The change in the value of the liability resulted in income in the period of $0.1 million. We believe this methodology provides an appropriate estimate of entity value. In the first quarter of fiscal 2006, using the same methodology, we recognized income of $1.3 million related to a decrease in the value of the put warrant liability. The put warrants will continue to be revalued as our stock price changes on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in our quarterly net income.

Net income for the first quarter of fiscal 2007 was $0.3 million, or $0.08 per diluted share compared with net income of $2.6 million or $0.69 per diluted share in the first quarter of fiscal 2006. The factors affecting gross margin and operating expenses described above contributed to the reduction in net income in comparison to the same period in fiscal 2006.

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

Put Warrant Liability

As the result of the requirements of a financing arrangement entered into during fiscal 2001, we are required to value the liability associated with warrants that can be “put” to us at any time based on criteria set forth in the associated warrant agreement. We historically estimated the value of this liability using valuation methods and techniques required in the warrant agreement, requiring us to estimate expected future performance. We reconsidered the methodology used after discussions with the SEC and determined to value the put warrant liability using our closing stock price for each reporting period. Changes to the fair value of the put warrant liability are recognized in earnings, and in the first quarter of fiscal 2007, we recognized income of $0.1 million. We believe this methodology provides an appropriate estimate of entity value. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in the Company’s annual and quarterly net income. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on our stock price.

Results of Operations

Revenue

Net sales for the three months ended May 31, 2006 (the first quarter of fiscal 2007) were $54.1 million compared to $49.9 million for the three months ended May 31, 2005 (the first quarter of fiscal 2006), an increase of $4.2 million or 9%. Net sales by segment for the comparable three month periods are as follows (in thousands except percentages):

	2006	2005	Variance	Percent Change
Domestic	$36,594	$34,001	$2,593	8%
Canada	5,647	4,798	849	18%
Europe	5,811	5,557	254	5%
Australia/New Zealand	5,384	4,932	452	9%
Other	696	585	111	19%

Total	$54,132	$49,873	$4,259	9%

The increase in sales in our domestic and Canadian segments in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is primarily the result of increases in sales of underlayment and adhesive products (approximately $2.5 million). The increase in sales of underlayment primarily results from new products that were offered to our home center customers in the second half of fiscal 2006. The increase in sales of adhesive products in our domestic segment results from increased sales to home center customers along with the acquisition of Capitol USA in the first quarter of fiscal 2006. The increased sales from the Capitol acquisition are exclusively recorded in our domestic segment. Sales resulting from the acquisition are fully reflected in all periods in fiscal 2007, while they are only partially reflected in the first quarter of fiscal 2006. Overall sales to our home center customers increased approximately 13% in the first quarter of fiscal 2007 compared to the same period in fiscal 2006. The increase in home center sales primarily reflects further penetration of our existing product offerings in current home center locations. Increases in product sales in fiscal 2007 compared to fiscal 2006 were somewhat offset by increases in sales rebates due to the additional sales volume ($0.6 million).

The increase in sales in our European segment is primarily the result of increases in the UK ($0.6 million) and France ($0.3 million) offset by a decrease in Holland. During the two previous fiscal years, operations in Holland have been strategically reduced due to ongoing losses, resulting in the reduction in sales. Additional increases include sales in Australia ($0.6 million) reflecting growth in the region and Mexico ($0.1 million) resulting from further penetration of the home center distribution market. The effect of changes in foreign currency exchange rates in the first quarter of fiscal 2007 was immaterial. Revenue from our non-North American subsidiaries was 22% of total revenue in the first quarter of both fiscal 2006 and fiscal 2007.

Gross Profit

Gross profit in the first quarter of fiscal 2007 was $15.3 million, an increase of $0.9 million, or 6%, compared with the same time period in fiscal 2006. Gross profit as a percent of sales fell from 28.8% in the first quarter of fiscal 2006 to 28.2% in the comparable period in fiscal 2007. A summary of gross profit by segment for the comparable periods is as follows (in thousands except percentages):

	2006	2005	Variance	Percent Change
Domestic	$9,792	$9,109	$683	7%
Canada	1,727	1,599	128	8%
Europe	1,637	1,726	(89)	-5%
Australia/New Zealand	1,846	1,718	128	7%
Other	264	199	65	33%

Total	$15,266	$14,351	$915	6%

The increase in sales volume was the primary reason for the increase in total gross margin dollars in the both our domestic and Canadian segments ($1.0 million). Increases in the sales of underlayment products and adhesives were the primary reason for the increase in business activity. The increases were somewhat offset by increased in volume rebates in fiscal 2007 and changes to our carpet seaming tape business in fiscal 2006.

As a regular practice, customers in the home center distribution channel in our domestic and Canadian segments are issued rebates from each vendor, the magnitude of which depends of the particular level of business activity. As sales to home center customers continue to increase, the level of vendor rebates paid will increase as well. As a result, our vendor rebates increased by $0.6 million in the first quarter of fiscal 2007 compared to the same period in the previous fiscal year. The increase in vendor rebates in fiscal 2007 reflects increased home center sales experienced in fiscal 2006, along with our sales expectations for fiscal 2007.

We sold our domestic carpet seaming tape business in fiscal 2006 as part of the acquisition of Capitol USA. As a result, we began purchasing these carpet tape products subsequent to the transaction from outside vendors. Products previously manufactured internally are now being purchased from external sources at an increased cost. As a result, the gross margin on sales of these products has been reduced in fiscal 2007 in comparison to periods prior to the sale.

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

Increased sales volume is also the primary reason for the increase in gross margin in our Australia/New Zealand segment in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 ($0.2 million). Gross profit at our European segment decreased in the first three months of fiscal 2006 compared to the same period in fiscal 2005 due to continued reductions in our operations in Holland.

We have also continued to experience increases in raw material prices worldwide during fiscal 2007. The increases we experienced in raw material prices in the second half of fiscal 2006 are not reflected in the results of the first quarter of fiscal 2006, contributing to the decrease in gross margin as a percent of revenue. Only a portion of these cost increases were able to be passed on to our customers. The effect of changes in foreign currency exchange rates on gross profit was immaterial in the first quarter of fiscal 2007.

Operating Expenses

Total operating expenses for the three months ended May 31, 2006 were $14.1 million, an increase of $2.2 million, or 19%, from the $11.9 million recorded in the same period in fiscal 2005. A summary of the operating expenses by segment is as follows (in thousands except percentages):

	2006	2005	Variance	Percent Change
Domestic	$9,473	$7,316	$2,157	29%
Canada	1,154	965	189	20%
Europe	1,567	1,858	(291)	-16%
Australia/New Zealand	1,664	1,560	104	7%
Other	298	210	88	42%

Total	$14,156	$11,909	$2,247	19%

Shipping expenses for the first quarter of fiscal 2007 were approximately $5.5 million compared to approximately $5.0 million for the same period in fiscal 2006, an increase of approximately $0.5 million or 10%. The increase in shipping expenses is primarily due to the increased level of business activity in our domestic segment. In addition, shipping costs increased due to higher freight costs from common carriers resulting from increased fuel costs. The increase in operating expenses in the Canadian segment also increased due to increased shipping expenses resulting from increased sales volume. During the first quarter of fiscal 2007, shipping expenses remained consistent as a percent of sales with the level experienced in same period in fiscal 2006 at approximately 10%.

General and administrative expenses for the first quarter of fiscal 2007 period were approximately $5.0 million compared to approximately $4.6 million for the comparable fiscal 2006 period, an increase of approximately $0.4 million or 9%. The increase is primarily due to an increase in insurance and other corporate infrastructure expenses recorded in our domestic segment. During the first quarter of fiscal 2007, general and administrative expenses remained consistent as a percent of sales with the level experienced in the same period in fiscal 2006 at approximately 9%.

Selling and marketing expenses increased in the first quarter of fiscal 2007 compared to the same period in the previous fiscal year from $3.4 million to $3.6 million, an increase of 3%. The primary reason for the increase was an increase in the marketing expenses associated with our home center customers in our domestic and Canadian segment related to additional sales volume. As a percent of sales, selling and marketing expenses in the first quarter of fiscal 2007 was consistent with the level experienced in the first quarter of fiscal 2006 at approximately 7%.

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

As discussed previously, we sold our domestic carpet seaming tape business in the first quarter of fiscal 2006. In connection with the sale, operating expenses in the first quarter of fiscal 2006 included a gain on sale of our carpet seaming tape business of $1.1 million, which was recorded in our North America segment.

As of May 31, 2006, we reported a liability of $2.2 million relating to the valuation of the put warrants as Other Current Liabilities, as compared to a $2.3 million liability reported at the end of fiscal 2006. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Changes to the fair value of the put warrant liability are recognized in the earnings, and in the first quarter of fiscal 2007 we recognized income of $0.1 million relating to the put warrants. In the same period in fiscal 2006 we recognized income of $1.3 million due to a partial reversal of the value of the previously established liability. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in our quarterly net income depending on fluctuations in the price of the our stock. For a more detailed discussion regarding the put warrants and management’s estimates of the associated liability, see “Liquidity and Capital Resources”.

Interest expense for the first quarter of fiscal 2007 was approximately $0.7 million compared to approximately $0.5 million in the first fiscal quarter of 2006. Interest expense increased as a result of increased borrowings to fund acquisitions and working capital needs, as well as increased interest rates resulting from the new bank agreement entered into in June 2006.

We recorded a provision for income taxes in fiscal 2007 of approximately $0.1 million compared with a provision of approximately $0.7 million in the fiscal 2006 period. As a result, the effective tax rate recorded in fiscal 2007 was approximately 30% compared with approximately 21% in the same period in fiscal 2006. The increase in the effective tax rate is the result of the non-deductibility of the change in the value of the put warrant liability during the first quarter of fiscal 2006. We recorded income of $1.3 million during the first quarter of fiscal 2006 related to a decrease in the value of the put warrant liability, and this income does not generate a tax obligation. Only $0.1 million of income was recorded in the first quarter of fiscal 2006. If the change in the value of the warrant put is excluded, the effective tax rate in the first quarter of fiscal 2006 would have been 37%, which is consistent with the rate recorded in fiscal 2007.

Due to the reasons stated above we recorded net income of $0.3 million or $0.08 per diluted share in the first quarter of fiscal 2007 compared with $2.6 million or $0.69 per diluted share in first quarter of fiscal 2006.

Liquidity and Capital Resources

Working capital decreased to approximately $7.0 million, as of May 31, 2006 from approximately $7.9 million at February 28, 2006, a decrease of approximately $0.9 million.

Net cash used in operating activities during the first quarter of fiscal 2007 period was approximately $1.3 million compared to cash provided by operating activities of approximately $2.0 million for the comparable fiscal 2006 period. The decrease in cash flow from operating activities was primarily due to a reduction in the amount of cash provided by changes in accounts payable and accrued liabilities of approximately $7.0 million. These amounts were somewhat offset by cash provided by changes in the balance of accounts receivable ($2.2 million) and inventory ($1.0 million) in fiscal 2007 compared to fiscal 2006. The change in net income as adjusted for non-cash charges, which includes adjustments for depreciation, amortization and changes in the value of the put warrant liability, in the first quarter of fiscal 2007 was relatively consistent with the level in the same period in fiscal 2006. The fiscal 2006 period included the non-cash effect of the gain on the sale of the carpet seaming tape business and a change in the value of the warrant put liability.

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

In connection with the subordinated loan agreement between ourselves and HillStreet Fund, L.P., entered into on April 5, 2001 (which was paid in full on May 12, 2003), we issued 325,000 10-year warrants at an exercise price of $3.63 per share. The put warrants continue to remain outstanding and since April 5, 2006 can be “put” to us at any time, based on criteria set forth in the warrant agreement. In addition, we may “call” these warrants on and after April 5, 2007, based on the same criteria. In the event the warrant is put, we will be required to pay the holder of the warrants in cash in accordance with the warrant agreement. We cannot determine the actual amount of the liability until such time as the warrantholder elects to exercise the put or such time as we call the warrant. The liability is based on the determination of our entity value, which is defined in the warrant agreement as the greatest of: (1) the fair market value of the Company established as of a capital transaction or public offering; or, (2) a formula value based on a multiple of the trailing twelve month EBITDA; or (3) an appraised value as if the Company was sold as a going concern.

Prior to our fiscal year ended February 28, 2006, we estimated the value of the put warrant liability using methods and valuation techniques required by the warrant agreement.

After discussions with the SEC, we have determined to value the put warrant liability by calculating the difference between our closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. We believe this methodology provides an appropriate estimate of entity value. The other methodologies described above may be utilized to value the liability if they yield a higher entity value than the stock price method. Based on this methodology, management determined that a liability of $2.2 million should be reported for the put warrants at the as of May 31, 2006, compared to a liability of $2.3 million at the end of fiscal 2006. The decrease in the liability is included as a $0.1 million reduction of expense on the income statement in the first quarter of fiscal 2007. In the same period in fiscal 2006, we recognized income of $1.3 million due to a partial reversal of the value of the previously established liability. Changes in the value of the liability are recorded in net income of the period.

It is likely that the fair value of the put liability will continue to fluctuate in the future depending on changes in our stock price. In addition, the actual settlement amount for the put warrant liability could differ materially from the value determined based on our closing stock price as of the end of any reporting period. Management does not believe that it can estimate our maximum potential liability under the warrant agreement due to the fact that each of the methodologies contemplated under the warrant agreement for determining the put price is based upon a measurement of our fair value at a specific moment in time. Management has no way to estimate in advance what such values would be.

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

Item 4. Controls and Procedures.

(a)

Previously, we have carried out an evaluation, under the supervision and with the participation of our management, including Lewis Gould, our Chief Executive Officer, and Randall Paulfus, the Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that as a result of the material weaknesses in our internal control over financial reporting described more fully below, our disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to us and our consolidated subsidiaries required to be included in our periodic filings. In connection with the filing of this Amendment No. 1 to our quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q/A, and determined that as a result of the material weaknesses in the our internal control over financial reporting described more fully below, our disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to us and our consolidated subsidiaries required to be included in our periodic filings.

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

During the past year, we have experienced a number of changes in our management. On April 26, 2005, our controller and principal accounting officer was relieved of his duties and subsequently terminated. On October 10, 2005, we appointed James Brower as Executive Vice President and Chief Operating Officer. On December 2, 2005, our Chief Financial Officer resigned effective January 15, 2006. On July 21, 2006, we appointed Stuart F. Fleischer to serve as Chief Financial Officer. These and other senior management changes could disrupt our ability to manage our business, and any such disruption could adversely affect our operations, growth, financial condition and results of operations. Our success is also dependent upon our ability to hire and retain qualified finance and accounting, operations, and other personnel. We cannot assure you that we will be able to hire or retain the personnel necessary for our planned operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operation.

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

As previously disclosed, on June 16, 2006, the SEC issued a comment letter (the “Comment Letter”) to us regarding our Form 10-K for the year ended February 28, 2006. In the Comment Letter, the SEC raised questions about several matters contained in the Form 10-K including the amount of the put warrant liability that was recorded in connection with the warrants that were issued to Hillstreet with respect to the subordinated loan agreement between ourselves and HillStreet, entered into on April 5, 2001 (which was paid in full on May 12, 2003). We had issued 325,000 10-year warrants at an exercise price of $3.63 per share. The put warrants continue to remain outstanding and since April 5, 2006, the put feature may be exercised by the Holder at any time or from time to time, based on criteria set forth in the Warrant Agreement. In the event the put is exercised, we are required to pay cash to the Holder of the warrants for the excess value of the warrants. We cannot determine the actual amount of the liability until such time as the put warrant is exercised, as the liability is based on the determination of our entity value, which is defined in the Warrant Agreement as the greatest of: (1) the fair market value of the Company established as of a capital transaction or public offering; or, (2) a formula value based on a multiple of six times trailing twelve month EBITDA; or (3) an appraised value as if the Company was sold as a going concern.

Prior to our fiscal year ended February 28, 2006, we had estimated the amount of the liability using a formula based on EBITDA as contemplated under the Warrant Agreement or an internal appraisal value based on a multiple of projected EBITDA. For the fiscal year ended February 28, 2006, we hired an independent appraiser to perform a comprehensive appraisal which served as the basis for recording the put warrant liability for such fiscal period. After discussion with the SEC, we determined to value the put warrant liability at any reporting date by calculating the difference between our closing stock price on the last day of the reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants granted. We believe this methodology provides an appropriate estimate of entity value. The other methodologies described above may be utilized to value the liability if they yield a higher entity value than the stock price method.

We have restated our consolidated financial statements as of and for the years ended February 28 or 29, 2006, 2005, and 2004. In addition, we have also restated and provided additional disclosures for its unaudited quarterly financial data for certain interim periods of fiscal 2006 and fiscal 2005. At this time, we cannot predict what consequences the restatement of our financial results will have, if any, including the possibility of litigation. The filing of our restated financials may not resolve the SEC’s comments on our Form 10-K and 10-Q filings and it is possible that we may in the future be required to adopt different accounting for its put warrant liability that could require further restatement of our financial statements. Any such restatements could be costly and time consuming, and there are no assurances that they would not have a material negative consequence. Considerable legal and accounting expenses related to this matter have already been incurred to date and significant expenditures may continue to be incurred in the future. The above and similar matters could divert management’s attention from other business concerns and may have a material impact on our business, results of operations, and financial position. Furthermore, the actual settlement amount of the put warrant liability could differ materially from the value determined by marking the warrants to market at the end of any particular fiscal period.

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
October 17, 2006

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