Form 10-Q
period 2006-08-31
QEP CO INC
filed 2006-10-23
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 9, 2006 is 3,489,841 shares of Common Stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Q.E.P. CO., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	August 31, 2006	February 28, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$671	$852
Accounts receivable, less allowance for doubtful accounts of approximately $248 and $361 as of August 31, 2006 and February 28, 2006, respectively	32,171	33,258
Inventories	31,562	34,128
Prepaid expenses and other current assets	2,991	3,717
Deferred income taxes	660	617

Total current assets	68,055	72,572

Property and equipment, net	7,666	8,296
Goodwill	9,453	16,799
Other intangible assets, net	2,958	3,109
Other assets	220	310

Total Assets	$88,352	$101,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$18,193	$24,041
Accrued liabilities	7,510	7,655
Lines of credit	28,905	26,284
Current maturities of long term debt	4,397	4,431
Put warrant liability	982	2,298

Total current liabilities	59,987	64,709

Notes payable	3,658	4,950
Other long-term debt	2,888	4,197
Deferred income taxes	217	213

Total Liabilities	66,750	74,069
Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at August 31, 2006 and February 28, 2006, respectively	337	337
Common stock; 20,000,000 shares authorized, $.001 par value; 3,465,841 shares 3,484,841 and 3,458,341 shares issued and outstanding at August 31, 2006 and February 28, 2006, respectively	3	3
Additional paid-in capital	9,781	9,539
Retained earnings	14,792	21,205
Treasury stock; 82,940 shares and 70,940 held at cost outstanding at August 31, 2006 and February 28, 2006,	(639)	(543)
Accumulated other comprehensive income	(2,672)	(3,524)

	21,602	27,017

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,352	$101,086

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2006	2005	2006	2005
		As Restated		As Restated
Net sales	$54,476	$52,947	$108,608	$102,818
Cost of goods sold	39,612	38,546	78,478	74,068

Gross profit	14,864	14,401	30,130	28,750

Operating costs and expenses:
Shipping	5,557	5,286	11,105	10,320
General and administrative	5,083	4,640	10,135	9,222
Selling and marketing	3,733	3,666	7,291	7,110
Impairment loss on goodwill and other intangibles	7,598	—	7,598	—
Other expense (income), net	(1)	(12)	(3)	(1,164)

Total operating costs and expenses	21,970	13,580	36,126	25,488

Operating income (loss)	(7,106)	821	(5,996)	3,262

Change in put warrant liability	1,231	(381)	1,316	962
Interest expense, net	(732)	(643)	(1,456)	(1,131)

Income (loss) before provision for income taxes	(6,607)	(203)	(6,136)	3,093

Provision (benefit) for income taxes	124	172	265	851

Net income (loss)	$(6,731)	$(375)	$(6,401)	$2,242

Net income (loss) per share:
Basic	$(1.94)	$(0.11)	$(1.85)	$0.65

Diluted	$(1.94)	$(0.11)	$(1.85)	$0.58

Weighted-average number of common shares outstanding
Basic	3,474	3,458	3,469	3,458

Diluted	3,474	3,458	3,469	3,834

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended August 31,
	2006	2005
		— As Restated —
Cash flows from operating activities:
Net income (loss)	$(6,401)	$2,242

Adjustments to reconcile net income (loss) to net cash provided by in operating activities:
Depreciation and amortization	1,284	2,048
Impairment loss on goodwill and other intangibles	7,598	—
Change in fair value of put warrant liability	(1,316)	(962)
Write-off of Holland accumulated foreign translation	447	—
Bad debt expense	70	223
Gain on sale of business	—	(1,120)
Stock-based compensation expense	120	—
Deferred income taxes	(40)	(148)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,017	(2,704)
Inventories	2,567	(490)
Prepaid expenses and other current assets	726	421
Other assets	12	(307)
Trade accounts payable and accrued liabilities	(6,001)	1,139

Net cash provided by operating activities	83	342

Cash flows from investing activities:
Capital expenditures	(353)	(816)
Acquisitions, net of cash acquired	—	(2,330)

Net cash used in investing activities	(353)	(3,146)

Cash flows from financing activities:
Net (payments) borrowings under lines of credit	2,164	(48)
Borrowings of long-term debt	—	3,209
Repayments of long-term debt	(1,390)	(955)
Repayments of acquisition debt	(1,380)	(482)
Payments related to the purchase of treasury stock	(60)	(60)
Proceeds from exercise of stock options	129	10
Dividends	(10)	(8)

Net cash (used in) provided by financing activities	(547)	1,666

Effect of exchange rate changes on cash	636	(271)

Net decrease in cash	(181)	(1,409)
Cash and cash equivalents at beginning of period	852	1,869

Cash and cash equivalents at end of period	$671	$460

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

Effective with the 2007 fiscal year, we modified our accounting treatment for cooperative advertising and in-store service expenses with our home center customers. The modification was necessary because we changed certain terms in our vendor buying agreement with a large home center customer and believe under the new terms we could no longer reasonably estimate the fair value of the benefit received from these arrangements. According to the guidance under Emerging Issues Task Force 01-9, “Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor’s Products)”, if the estimated value received cannot be specifically identified, these promotional funds should be accounted for as a reduction of selling price and netted against gross sales. Prior to March 1, 2006, we classified these items as selling and marketing expense in our consolidated statement of operations. For the three and six months ended August 31, 2005 these expenses totaled $1.5 million and $2.9 million, respectively. For comparative purposes, these amounts have been reclassified resulting in a reduction in sales, gross profit and selling and marketing expenses in our domestic segment, with no impact on our financial condition, operating income or net earnings.

In the financial statements prepared for the three and six month periods presented for fiscal 2006, the change in the value of the put warrant liability was recorded in operating expenses. In the presentation included in this interim report, the amount has been reclassified below operating income for all periods presented.

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

NOTE B – Restatement of Consolidated Financial Statements

We have restated the value of the put warrant liability as of the August 31, 2005 and as of the end of the 2006 fiscal year. During these periods, we estimated the value of the put warrant liability using methods and valuation techniques required by the put warrant agreement and in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. We reconsidered the methodology used after discussions with the SEC and determined to value the put warrant liability by calculating the difference between our closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants granted. We believe this methodology provides an appropriate estimate of entity value. As a result, the estimated value of the put warrant liability has been restated for all years in which the warrants were outstanding. This change has no impact on our previously reported operating income or cash flows generated from operations. Changes to the fair value of the put warrants are recognized in earnings. The updated methodology has also been applied to all periods presented for fiscal 2007. The restated amounts as compared to the initially reported information is as follows (in thousands except per share data):

	Three Months Ended August 31, 2005		Six Months Ended August 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Change in put warrant liability	346	(381)	(158)	962
Income (loss) before provision for income taxes	524	(203)	1,973	3,093

Provision for income taxes	172	172	851	851

Net income (loss)	$352	$(375)	$1,122	$2,242

Net income (loss) per share:
Basic	$0.10	$(0.11)	$0.32	$0.65

Diluted	$0.10	$(0.11)	$0.31	$0.58

Weighted-average number of common shares outstanding
Basic	3,458	3,458	3,458	3,458

Diluted	3,601	3,458	3,609	3,834

We have also reconsidered the economic characteristics in our geographic regions and have included segment disclosure in accordance with Statement of Financial Accounting Standards No. 131 Disclosures About Segments of an Enterprise and Related Information in this report.

NOTE C – Inventories

Inventories consisted of the following (in thousands):

	August 31, 2006	February 28, 2006
Raw materials and work-in-process	5,608	5,822
Finished goods	25,954	28,306

	31,562	34,128

NOTE D – Goodwill and Intangible Assets

Under Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets, intangible assets with definite lives are amortized while intangibles with indefinite lives, such as goodwill, are tested annually for impairment or when changes events or changes in circumstances indicate the carrying value may not be recoverable. We perform an impairment test on goodwill during the second quarter of each fiscal year. The impairment test completed in the second quarter of fiscal 2007 has resulted in a non-cash impairment charge of $7.6 million. Details of the impairment test are described in Footnote E below. We will continue to assess the impairment of goodwill and other assets in accordance with SFAS No. 142 in the future. If our operating performance and resulting cash flows in the future are less than expected, an additional impairment charge could be incurred which may have a material impact on our results of operations.

All other intangible assets are subject to amortization. The total balance of definite-lived intangible assets is classified as follows (in thousands):

		May 31, 2006			February 28, 2006
	Weighted Avg Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	20	2,999	(904)	2,095	2,971	(820)	2,151
Other intangibles	5	1,280	(417)	863	1,327	(369)	958

		$4,279	$(1,321)	$2,958	$4,298	$(1,189)	$3,109

We incurred $0.1 million and $0.2 million of amortization expense in the three and six months ended August 31, 2006. We expect to incur a total of approximately $0.3 million in fiscal 2007. Other intangibles include customer lists, non-compete agreements, patents and financing fees.

NOTE E – Impairment of Goodwill

In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are tested for impairment annually and when events or changes in circumstances indicate an impairment could exist. In performing this assessment, we compare the carrying value of our reporting units to their fair value.

During the second quarter of fiscal 2007, we completed our annual impairment test on the goodwill and other intangible assets currently recorded. Earnings forecasts for each of our segments were updated in support of the fair value estimates used in the impairment tests. The valuations were based on market approaches, the present value of future cash flows and closing price of our stock as at August 31, 2006. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, U.K. and U.S. operating entities, and led us to conclude that goodwill was impaired. As of the time of the filing, we have not finalized the second step of the impairment analysis due to the timing of the 10-Q filing relative to the occurrence of the events of impairment and other issues. The second step of the impairment analysis will be finalized in the third quarter of fiscal 2007. However, we have determined that an impairment loss is probable and could be reasonably estimated. Therefore, as permitted under the provisions of FASB Statement No. 142, we recorded an estimated non-cash impairment charge of $7.6 million to reduce the carrying value of goodwill and other intangibles to its implied fair value. The implied fair value of goodwill was estimated through the allocation of the fair value to the underlying assets and liabilities. The non-cash charge was recorded at our domestic ($6.3 million), Europe ($1.0 million) and Other ($0.3 million) segments.

The fair value of the reporting unit under step one was determined by an independent third-party using methodologies that include both a market and an income approach. The market approach includes analysis of publicly traded companies comparable in terms of functions performed, financial strengths, and markets serviced, along with a survey of transactions involving similar public and non-public companies. The income approach was based on the economic benefit stream of discounted future cash flows. After the non-cash charge for impairment, $6.9 million of goodwill remains recorded on our domestic segment, $0.9 million in our Canada segment, $0.3 million in our Europe segment and $1.4 million in our Australia/New Zealand segment. No balance remains in our Other segment.

We will continue to assess the potential of impairment of goodwill and other indefinite-lived intangibles in accordance with FASB Statement No. 142 in future periods. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges in accordance with SFAS No. 142.

NOTE F – Debt

Revolving Credit Facility

Currently, we have a loan agreement in place with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In March 2005, we amended the facility to consolidate our term notes and increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility under the same formula for eligible accounts receivable and inventory that previously existed. The revolving facility was also extended to July 2008. These loans are collateralized by substantially all of our assets. The agreement also prohibits incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on our Series A and C preferred stock.

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

The credit agreement was further amended on October 23, 2006 to exclude from the covenant calculations the effect of the goodwill impairment charge and the losses recorded related to the Holland transaction. Both the disposition of assets and obligations and the realization of the foreign currency translation as discussed in Footnote M related to Holland were excluded. Without this amendment the excluded items recorded in the second quarter of fiscal 2007 would have caused us to be in violation as of August 31, 2006 of the same EBITDA and fixed charge coverage covenants discussed above.

At August 31, 2006 the rate was Libor (5.41%) plus 2.5% and we had borrowed approximately $24.9 million and had $3.7 million available for future borrowings under our revolving loan facility net of approximately $0.4 million in outstanding letters of credit.

International Credit Facilities

Our Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. At August 31, 2006, the maximum permitted borrowing was approximately $2.2 million of which $1.7 was outstanding. The facility is considered a demand note and carries with it a rate of the Australian Commercial Bill Rate (6.3%) plus 2%.

In connection with the purchase of the assets of Vitrex Ltd., our United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £1.0 million (approximately U.S. $1.9 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £0.4 million (approximately U.S. $0.8 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $8.1 million) as well as a parent company guaranty. On August 31, 2006, $2.1 million was borrowed under these facilities. Both are considered short-term demand notes and have an interest rate of 6.5%.

Term Loan Facilities

As discussed previously, in March 2005, we amended our term loan agreements by consolidating the then existing two term facilities into one three year term facility. In addition, we received approximately $3.0 million of additional term financing under the amendment. The amendment provides for repayment of this facility at a rate of $0.2 million per month at an interest rate of Libor plus 2.13% to Libor plus 2.63% through April 2008. The amendment also formally released our Chairman and Chief Executive Officer of his guaranty of one of the term loans. In June 2006, the loan agreements were amended to increase the interest rate to Libor plus 2.13% to Libor plus 2.88%. The balance on this term note was $3.3 million at August 31, 2006.

Our Australian subsidiary has entered into three term loan facilities with an Australian financial institution to provide financing of up to AUD 1.7 million (US $1.3 million). These facilities expire in April 2007, June 2008 and October 2008. The loans require quarterly payments of AUD 0.2 million (US $0.1 million) and a final balloon payment. The balance of these term notes was US $1.0 million at August 31, 2006. The term loan is collateralized by substantially all of the assets of the subsidiary (approximately $11.0 million) as well as a guaranty by the parent company.

NOTE G – Stock Based Compensation

We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. Option term, vesting and exercise periods vary, except that the term of an option may not exceed 10 years. As of the current date, however, no options have been issued at a discount to market price.

We also grant stock appreciation rights for a fixed number of shares to various members of management. These rights vest three years after the grant date. The exercise price of the stock appreciation rights is equal to the fair market value of the shares at the date of grant.

In the first quarter of fiscal 2007, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which revises SFAS 123, Accounting for Stock-Based Compensation. Prior to the adoption we applied Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. Because we granted stock options to employees at exercise prices equal to fair market value on the date of grant, no compensation cost was recognized for option grants in periods prior to fiscal 2007.

Under SFAS No. 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At present, we are continuing to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options and stock appreciation rights before exercising, the interest rate, the estimated volatility of our common stock price over the expected term and the number of options and stock appreciation rights that will ultimately not complete their vesting requirements. For fiscal 2007, the expected stock price volatility is based primarily on the historical volatility of our stock. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. The following table represents the assumptions used to estimate the fair value of options issued during the second quarter of the 2007 fiscal year and the six months ended August 31, 2006 and stock appreciation rights outstanding as of August 31, 2006:

Expected stock price volatility	39.3%
Expected lives of options:
Directors and officers	3 years
Employees	3 years
Risk-free interest rate	4.8%
Expected dividend yield	0.0%

No options or stock appreciation rights were issued in the first quarter of fiscal 2007.

The adoption of SFAS No. 123R, applying the “modified prospective method,” as elected, requires us to recognize stock options and stock appreciation rights granted prior to the adoption of SFAS No. 123 under the fair value method and expense these amounts over the remaining vesting period of the award. In the three and six months ended August 31, 2006, we recognized compensation expense of less than $0.1 million and $0.1 million, respectively, related to stock options issued and stock appreciation rights granted in previous periods. If the underlying assumptions do not change, the total compensation cost related to non-vested awards not yet recognized is $0.7 million and is expected to be recognized over three years.

Stock Option Information

The following table summarizes information about stock options as of August 31, 2006.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.65 - $ 5.55	95,750	4.0	$4.24	95,750	$4.24
$ 5.56 - $ 7.25	151,125	5.0	$6.76	91,125	$6.76
$ 7.26 - $ 15.66	87,000	8.6	$9.62	20,334	$12.18

Total	333,875			207,209

Activity under our stock option plan as of August 31, 2006 and changes during the six months ended August 31, 2006 are as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at February 28, 2006	326,375	$7.65

Exercised	(26,500)	$5.14
Granted	110,000	$7.25
Cancelled or forfeited	(76,000)	$11.86

Options outstanding at August 31, 2006	333,875

Intrinsic value of exercisable options	$2,444,264

Weighted average term of exercisable options	5.7

As of August 31, 2006, 1.0 million shares were authorized to be issued under our current option plan. The intrinsic value of options exercised during fiscal 2007 was less than $0.1 million.

Stock Appreciation Rights

As of August 31, 2006, there are 173,400 stock appreciation rights outstanding that were granted to various members of management from fiscal 2005 through fiscal 2007, 81,000 of which were issued in the second quarter of fiscal 2007. The rights vest 100% three years after their grant date. As a result, none of the stock appreciation rights are exercisable on August 31, 2006. The average stock price associated with these grants ranges from $7.05 to $14.20 per share.

Comparison to Pro Forma Information

The following table reflects net income and diluted earnings per share for the three and six months ended August 31, 2006, compared with proforma information for the three and six months ended August 31, 2005 had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123R (in thousands expect per share data):

	Three Months Ended August 31, 2005	Six Months Ended August 31, 2005
Net income (loss) as reported under APB 25	$(375)	$2,242
Subtract stock-based compensation expense determined under fair value- based method, net of related tax effect	(37)	(67)

Net income (loss) including stock-based compensation expense	$(412)	$2,175

Income (loss) per share:
Diluted, as reported for prior periods	$(0.11)	$0.58

Diluted, including the effect of stock based compensation expense	$(0.12)	$0.57

NOTE H – Income Taxes

We recorded a provision for income taxes in the three and six months ended August 31, 2006 of approximately $0.1 million and $0.3 million, respectively. This compares with a provision for $0.2 million and $0.9 million in the same periods in fiscal 2006. In all periods presented, the change in the put warrant liability is non-deductible for tax purposes. In the jurisdictions that have been affected by the impairment loss on goodwill, a valuation allowance has been recorded for any deferred tax benefit associated with the loss. After removing the put warrant expense, the non-taxable accumulated foreign currency translation related to our disposition of assets in Holland and the impairment loss on goodwill from the calculation, the effective tax rate in the three and six months ended August 31, 2006 was 60% and 45%, respectively. The effective rate was in excess of our statutory rate due to an adjustment to a prior year tax assessment in the second quarter of fiscal 2007. This rate compares with 97% and 40% in the three and six months ended August 31, 2005. The fiscal 2006 provision was based upon the statutory tax rates available in every jurisdiction in which we operate as adjusted for tax contingencies.

NOTE I – Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. There were 0.1 million and less than 0.1 million of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive in the three and six month periods ended August 31, 2006. In both periods presented for fiscal 2006, the amount of antidilutive shares was less than 0.1 million. The following is a reconciliation of the number of shares used in the basic and diluted computation of income per shares (in thousands)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2006	2005	2006	2005
Weighted average number of common shares outstanding - basic	3,473	3,458	3,468	3,458
Dilution from stock options and warrants	—	—	—	376

Weighted average number of common shares outstanding - diluted	3,473	3,458	3,468	3,834

NOTE J – Comprehensive Income

We record foreign currency translation adjustments as other comprehensive income. For the three and six months ended August 31, 2006, our comprehensive income (loss) totaled $0.6 million and $0.9 million, respectively. This compares with $0.1 million and $0.3 million for the same periods in fiscal 2006.

Note K – Segment Information

After discussions with the SEC, we have reconsidered the economic characteristics of operations in our geographic regions and have included segment disclosure in accordance with Statement of Financial Accounting Standards No. 131 Disclosures About Segments of an enterprise and related Information in this Report. We have determined we operate in five business segments domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of our operations in the UK, France, Holland and Germany. The Australia/New Zealand segment is made up of our operations in Australia and New Zealand. The Other segment is made up of operations in Latin America and other geographic areas.

The performance of the business is evaluated at the segment level. We manage cash, debt and income taxes centrally. Accordingly, we evaluate performance of our segments based on operating earnings exclusive of financing activities and income taxes. Segment results were as follows (in thousands):

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2006	2005	2006	2005
Revenues
Domestic	$36,759	$37,285	$73,351	$71,265
Canada	6,030	4,750	11,678	9,548
Europe	5,309	4,904	11,121	10,481
Australia/New Zealand	5,625	5,325	11,009	10,257
Other	753	683	1,449	1,267

	$54,476	$52,947	$108,608	$102,818

Operating income
Domestic	$366	$468	$679	$1,109
Canada	733	574	1,305	1,208
Europe	(846)	(474)	(774)	(607)
Australia/New Zealand	293	227	476	384
Other	(55)	14	(87)	4

Sub total	491	809	1,599	2,098
Other (income) expense	(1)	(12)	(3)	(1,164)
Impairment loss on goodwill and other intangibles	7,598	—	7,598	—

Operating income (loss)	$(7,106)	$821	$(5,996)	$3,262
Change in put warrant liability	1,231	(381)	1,316	962
Interest expense, net	(732)	(643)	(1,456)	(1,131)

Income (loss) before provision for income taxes	$(6,607)	$(203)	$(6,136)	$3,093

	As of August 31, 2006	As of February 28, 2006
Total assets
Domestic	$53,092	$66,771
Canada	8,901	9,104
Europe	11,888	11,818
Australia/New Zealand	11,875	11,347
Other	2,596	2,046

	$88,352	$101,086

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

We completed testing at our facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 we prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. We recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $0.3 million and this amount was subsequently increased by $0.4 million to $0.7 million based on an estimate for the cost of remediation. We have incurred additional expense of $0.1 million in fiscal 2007. Through fiscal 2006, we have spent approximately $0.7 million and anticipate spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for the next few years.

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

During fiscal 2006, French tax authorities have assessed income and value-added taxes of approximately $1.6 million, including interest and penalties, on certain transactions of a wholly-owned subsidiary. We had discussions with the French Tax Authority in the second quarter of fiscal 2007, and we are currently providing additional documentation related to the issue. No provision has been made in the financial statements related to this assessment.

NOTE M – Restructuring of Operations in Holland

Disposition of Assets and Obligations

On August 31, 2006, we entered into a license and royalty agreement with Estillon B.V., a European supplier of carpet specialty tools, granting Estillon rights to manufacture, market and distribute products using our Roberts® and Smoothedge® to customers, other than mass merchants, in certain European Union countries. This agreement also provides for certain supplier arrangements for our products with Estillon. At the same time, an additional agreement was executed with Estillon whereby Estillon purchased inventory and accounts receivable from us in exchange for cash. Estillon also assumed certain future warehousing and employee obligations. As a result of this license and royalty agreement and the sale agreements, we will no longer conduct direct operations in Holland. All future obligations related to the employees, the facilities in Holland and the disposition of assets have been accrued as of August 31, 2006. We recorded a charge of $0.4 million for the write-off of Holland’s accumulated foreign currency translation as of August 31, 2006, which is recorded in general and administrative expenses. We expect that the disposition of assets will be completed within one year. Any difference between the accrual and the realized value of the asset will be recorded at the time of disposition.

Restructuring

We began the process of restructuring one of our foreign operations during the fourth quarter of fiscal 2005. The costs of the restructuring, principally related to termination benefits that are expected to be paid through fiscal year 2008. Total cumulative costs charged to expense were $0.6 million as of August 31, 2006. All amounts related to the restructuring are recorded in our Europe segment. Changes in the liability associated with the restructuring are recorded in general and administrative expense and are as follows (in thousands):

Six Months Ended August 31, 2006
Beginning liability	$159
Costs charged to expense	(22)
Costs paid or settled	(74)
Foreign currency translation adjustment	13

Ending liability	$76

NOTE N – Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. We adopted the standard as of March 1, 2006 and the standard did not have an impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year ending February 28, 2008). The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are still evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (our fiscal year ending February 28, 2007). We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 (our fiscal year ending February 28, 2009). We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

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

We operate in five business segments: domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of our operations in the UK, France, Holland and Germany. The Other segment is made up of operations in Latin America and other geographic areas

In the second quarter of fiscal 2007, we experienced an increase in sales of approximately 3% over the same period in the previous fiscal year. The increase in revenue was 2% at our combined domestic and Canadian segments, resulting primarily from increases in sales within several product categories including carpet tools and underlayment. The increases in sales of underlayment were the result of sales of new products introduced to our home center customers in the latter half of fiscal 2006. The increase in sales in carpet tools reflects sales of new products along with our continued efforts to provide our home center customers with a comprehensive product strategy. These efforts have afforded us an improved strategic position in relation to our competitors. Sales increased 8% in our Europe segment, 6% in our Australia/New Zealand segment and 10% in our Other segment

In the first half of fiscal 2007, revenue increased 6% over the same period in the previous year. The increase was 5% in our domestic segment resulting from increased sales of underlayment and carpet tools offset by smaller reductions in other product types including carpet tack strips.

Overall sales to our home center customers increased approximately 9% and 10%, respectively, in the three and six months ended August 31, 2006 compared to the same periods in the previous fiscal year. The increase in home center sales primarily reflects further penetration of our existing product offerings in current home center locations. Increases in product sales in fiscal 2007 compared to fiscal 2006 were somewhat offset by increases in sales rebates due to the additional sales volume

Gross profit increased in the three and six months ended August 31, 2006 compared to the same periods in the previous fiscal year due primarily to additional sales volume. In the second quarter of fiscal 2007, compared to the second quarter of fiscal 2006, gross profit as a percent of sales increased slightly from 27.2% to 27.3%. In the six months ended August 31, 2006 compared to the six months ended August 31, 2005, gross margin as a percent of sales decreased from 28.0% to 27.7%. We have continued to experience increases in raw material prices during fiscal 2007. The results for the first quarter of fiscal 2006 do not reflect price increases that occurred later in the year, contributing to the decrease in gross margin as a percent of sales. Only a portion of these cost increases were able to be passed on to our customers. The increases in cost were offset by positive changes in product mix resulting from the increased sales of underlayment and carpet tools.

Recent Developments

Impairment Loss on Goodwill and Other Intangibles

During the second quarter of fiscal 2007, we completed our annual impairment test on the goodwill and other intangible assets currently recorded. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, UK and domestic operating entities, and led us to conclude that goodwill was impaired. We recorded a non-cash impairment charge of $7.6 million to reduce the carrying value of goodwill to its implied fair value. The non-cash charge was recorded at our domestic ($6.3 million), Europe ($1.0 million) and Other ($0.3 million) segments.

Disposition of Assets and Obligations in Holland

On August 31, 2006, we entered into a license and royalty agreement with Estillon B.V., a European supplier of carpet specialty tools, granting Estillon rights to manufacture, market and distribute products using our Roberts® and Smoothedge® to customers, other than mass merchants, in Holland, France and Germany. At the same time, an additional agreement was executed with Estillon whereby Estillon purchased certain inventory and accounts receivable from us in exchange for cash.

As a result of this license and royalty agreement and the sale agreements, we will no longer conduct direct operations in Holland. In fiscal 2006, we recorded an operating loss in Holland of $1.3 million, which included expenses to restructure the operation in order to reduce ongoing losses. As a result of this transaction, we no longer expect to incur material losses in this territory.

Related to the transaction in Holland, we recorded after-tax loss on the sale of the assets and obligations of $0.4 million in the second quarter of fiscal 2007. In addition, we realized a translation loss related to the assets and obligations sold, resulting in the reclassification of $0.4 million from comprehensive income to operating expenses. Both amounts were recorded in the Europe segment in the second quarter of fiscal 2007.

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

During the second quarter of fiscal 2007, we completed our annual impairment test on the goodwill and other intangible assets currently recorded. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, UK and domestic operating entities, and led us to conclude that goodwill and other intangibles were impaired. Therefore, under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we recorded a non-cash impairment charge of $7.6 million to reduce the carrying value of goodwill and other intangibles to their implied fair value.

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

Put Warrant Liability

As the result of the requirements of a financing arrangement entered into during fiscal 2001, we are required to value the liability associated with warrants that can be “put” to us at any time based on criteria set forth in the associated warrant agreement. We historically estimated the value of this liability using valuation methods and techniques required in the warrant agreement, requiring us to estimate expected future performance. We reconsidered the methodology used after discussions with the SEC and determined to value the put warrant liability using our closing stock price for each reporting period. We believe this methodology provides an appropriate estimate of entity value as described by the put warrant agreement. Changes to the fair value of the put warrant liability are recognized in earnings, and in the three and six months ended August 31, 2006, we recognized income of $1.2 million and $1.3 million, respectively. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in our annual and quarterly net income. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined by our stock price.

Results of Operations

Revenue

Net sales by segment for the three and six months ended August 31, 2006 (the first six months and second quarter of fiscal 2007, respectively) compared to the three and six months ended August 31, 2005 (the first six months and second quarter of fiscal 2006, respectively) are as follows (in thousands except percentages):

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2005	Variance	Percent Change	2006	2005	Variance	Percent Change
Domestic	$36,759	$37,285	$(526)	-1%	$73,351	$71,265	$2,086	3%
Canada	6,030	4,750	1,280	27%	11,678	9,548	2,130	22%
Europe	5,309	4,904	405	8%	11,121	10,481	640	6%
Australia/New Zealand	5,625	5,325	300	6%	11,009	10,257	752	7%
Other	753	683	70	10%	1,449	1,267	182	14%

Total	$54,476	$52,947	$1,529	3%	$108,608	$102,818	$5,790	6%

Domestic and Canada

The decrease in sales in our domestic segment in the three months ended August 31, 2006 was primarily the result of a reduction in sales of adhesive and carpet tack strip products as compared with the same period previous year. For the combined domestic and Canadian segments the reduction in sales of adhesive products was approximately $1.4 million and carpet tack strips was approximately $0.7 million in the second quarter of fiscal 2007 as compared to the same period in the previous year. The sales of adhesives products were somewhat augmented in the second quarter of fiscal 2006 as the result of the rollout of new products to our home center customers. The initial order to stock the home center locations with the new product line makes for enhanced sales volumes in the period. The elevated sales level in the second quarter of fiscal 2006 is the primary reason for the decrease in sales in comparison with the current quarter. The reduction in sales of carpet tack strip products reflects the discontinuation of the sales of certain products to our home center customers.

These amounts were offset by increases in sales in the domestic and Canadian segments in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 of carpet tools (approximately $1.4 million) and underlayment (approximately $1.3 million). The increase in sales of underlayment primarily results from new products that were offered to our home center customers in the second half of fiscal 2006. The increase in sales of carpet tools reflects sales of new products along with our continued efforts to provide our home center customers with a comprehensive product strategy. These efforts afford us an improved strategic position in relation to our competitors.

The increase in sales in the domestic and Canadian segments for the six months ended August 31, 2006 compared to the same period in the previous year was the result of increased sales of underlayment (approximately $3.2 million) and carpet tools ($2.3 million) offset by smaller reductions in other product types including carpet tack strips (approximately $0.9 million). Once again, sales of products to home center customers positively affected underlayment products and carpet tools as it did in the second quarter, while a discontinuation of sales of certain products to home center customers negatively affected the sales of carpet tack strips.

Overall sales to our home center customers increased approximately 9% and 10% in the three and six months ended August 31, 2006 compared to the same periods in the previous fiscal year. The increase in home center sales primarily reflects further penetration of our existing product offerings in current home center locations. Increases in product sales in fiscal 2007 compared to fiscal 2006 were somewhat offset by increases in sales rebates due to the additional sales volume for both periods presented.

Sales in our international subsidiaries were positively affected in the three and six months ended August 31, 2006 compared to the three and six month periods ended August 31, 2005 by a change in currency translation rates between the periods. Revenue increased $0.5 million in the second quarter of fiscal 2007 and $0.4 million in the first half of fiscal 2007 due to the effect of changes in translation rates, primarily generated by changes in the Canadian Dollar compared with the U.S. Dollar. Consequently, the positive effect on revenue is primarily recorded in our Canada segment.

Other Segments

The increase in sales in our European segment in the second quarter of fiscal 2007 compared to the second quarter in fiscal 2006 is primarily the result of increases in the UK ($0.6 million) and France ($0.4 million). For the first half of fiscal 2007 compared to the first half of fiscal 2006, the increase in the UK and France was $1.0 million and $0.9 million, respectively, offset by the decrease in Holland of $1.3 million. During the two previous fiscal years, operations in Holland have been strategically reduced due to ongoing losses, resulting in the reduction in sales. Sales in the UK in fiscal 2006 were reduced by rebates to home center customers, and these rebates did not affect the fiscal 2007 periods as significantly. In France, the increases are primarily due to increased sales to additional home center locations during fiscal 2007.

All increases in sales in the Australia/New Zealand segment continue to reflect growth in the region in both home center and distribution sales. Increases in revenue in the Other segment are primarily the result of further penetration of the home center market in Mexico.

Revenue from our non-North American subsidiaries was 21% and 22%, respectively of total revenue in the three and six months ended August 31, 2006. This percentage was 21% for all periods presented for fiscal 2006.

Gross Profit

Gross profit by segment for the three and six months ended August 31, 2006 compared to the three and six months ended August 31, 2005 are as follows (in thousands except percentages):

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2005	Variance	Percent Change	2006	2005	Variance	Percent Change
Domestic	$9,299	$9,503	$(204)	-2%	$19,092	$18,610	$482	3%
Canada	1,912	1,526	386	25%	3,639	3,125	514	16%
Europe	1,495	1,279	216	17%	3,132	3,004	128	4%
Australia/New Zealand	1,952	1,846	106	6%	3,799	3,564	235	7%
Other	206	247	(41)	-17%	468	447	21	5%

Total	$14,864	$14,401	$463	3%	$30,130	$28,750	$1,380	5%

Domestic and Canada

The decrease in gross margin in the domestic segment in the second quarter of fiscal 2007 compared to the same period in fiscal 2006 was the result of decreases in sales volume and margin for wet saws and a reduction in sales volumes for adhesives as previously discussed. For the combined domestic and Canadian segments, the decrease related to sales volume and margin for wet saws was approximately $0.5 million while the reduction related to the sales volume for adhesives was approximately $0.4 million. The reduction in margin for wet saws reflects increased marketing efforts with our home center customers.

The decreases in gross margin discussed previously for the three month period ended August 31, 2006 compared to the same period in the previous year were offset by the increased sales volume for the carpet tool (approximately $0.7 million) and underlayment products (approximately $0.6 million) described above in the domestic and Canadian segments.

Increased sales volumes for our carpet tools (approximately $1.2 million) and underlayment (approximately $1.2 million) were the primary driver behind the increase in gross margin in the domestic and Canadian segments for the six months ended August 31, 2006 compared to the same period in the previous year. These amounts were somewhat offset by reductions in margins on wet saws (approximately $0.4 million), and reductions resulting from strategic changes in our carpet tape seaming business (approximately $0.2 million). We sold our domestic carpet tape seaming business in fiscal 2006 as part of the acquisition of Capitol USA. As a result, we began purchasing these carpet tape products subsequent to the transaction from outside vendors. Products previously manufactured internally are now being purchased from external sources at an increased cost. As a result, the gross margin on sales of these products has been reduced in fiscal 2007 in comparison to periods prior to the sale.

Gross margin in was positively affected in the three and six months ended August 31, 2006 compared to the three and six month periods ended August 31, 2005 by a change in currency translation rates between the periods. Gross margin increased $0.1 million and $0.5 million, respectively, in the second quarter and first six months of fiscal 2007 compared to the same period in fiscal 2006 due to the effect of changes in translation rates, primarily generated by changes in the Canadian Dollar compared with the U.S. Dollar. Consequently, the positive effect on gross margin is primarily recorded in our Canada segment.

We have also continued to experience increases in raw material prices worldwide during fiscal 2007. While we have continued to make improvements in our manufacturing processes, and have continued to raise prices to our customers in response to the increases in raw materials, these efforts have been largely offset by increases in the cost of raw materials. As a result, gross margin as a percent of revenue in the second quarter of fiscal 2007 is consistent with the same measure in the second quarter of fiscal 2006. For the six month periods, we have experienced a slight decrease in gross margin as a percent of revenue in fiscal 2007 compared with fiscal 2006.

Other Segments

Additional sales volume in the UK is the primary reason for the increase in gross margin in the Europe segment in the three and six month periods ended August 31, 2006 compared to the same periods in the previous year. As previously discussed, the revenue in the UK increased because the 2006 fiscal year periods have been burdened by additional sales rebates amounts related to home center customers. For the six month period ended August 31, 2006, the increases in margin resulting from increased revenue in the UK were offset by reductions in gross margin in Holland. The decrease in Holland was the result of the strategic reduction as discussed previously.

Increased sales volume was the primary reason for the increase in gross margin in our Australia/New Zealand segment in the second quarter and first half of fiscal 2007 compared to the same periods in fiscal 2006.

The effect of changes in foreign currency exchange rates on gross profit was immaterial in the Europe, Australia/New Zealand and Other segments in the three and six month ended August 31, 2006.

Operating Expenses

Operating expenses by segment for the three and six months ended August 31, 2006 compared to the three and six months ended August 31, 2005 are as follows (in thousands except percentages):

	Three Months Ended August 31,				Six Months Ended August 31,
	2006	2005	Variance	Percent Change	2006	2005	Variance	Percent Change
Domestic	$15,885	$9,976	$5,909	59%	$26,513	$18,255	$8,258	45%
Canada	1,180	952	228	24%	2,334	1,917	417	22%
Europe	3,376	1,752	1,624	93%	4,942	3,610	1,332	37%
Australia/New Zealand	1,659	1,619	40	2%	3,322	3,180	142	4%
Other	533	233	300	129%	832	443	389	88%

Total	$22,633	$14,532	$8,101	56%	$37,943	$27,405	$10,538	38%

Shipping expenses for the three and six months ended August 31, 2006 were approximately $5.6 and $11.1 million, respectively compared to approximately $5.3 million and $10.3 million for the same periods in fiscal 2006. The increase in shipping expenses in both periods is primarily due to the increased level of business activity in our Canadian segment. In addition, shipping costs increased due to higher freight costs from common carriers resulting from increased fuel costs, although the increases were somewhat lessened in the second quarter of fiscal 2007 compared to the first quarter. In all periods presented, shipping expenses remained consistent as a percent of sales at approximately 10%.

General and administrative expenses for the three months ended August 31, 2006 were $5.1 million compared to $4.6 million in the same period in the previous year, in increase of 10%. For the six months ended August 31, 2006, general and administrative expenses were $10.1 million as compared to $9.2 million in the same period in the previous year, an increase of 10%. Included in both the three and six month periods ended August 31, 2006, was approximately $1.0 million of expenses related to the sale of assets and obligations in Holland as discussed below. Excluding the amounts related to the Holland transaction, general administrative expense decreased to $4.1 million for the three months ended August 31, 2006 compared to the same period in fiscal 2006. The reduction in the quarter is primarily due to investments made in sales infrastructure and corporate expenses in our domestic segment made in fiscal 2006 that were not repeated in fiscal 2007. After taking into account the Holland transaction, general and administrative expenses were 7% and 8% of sales, respectively, in the three and six months ended August 31, 2006 compared with 9% in the same periods in fiscal 2006.

Selling and marketing expenses in both the three months ended August 31, 2006 and 2005 were $3.7 million. In the six months ended August 31, 2006, selling and marketing expenses were $7.3 million compared to $7.1 million in the same period in the previous fiscal year, an increase of 3%. The primary reason for the increase was an increase in the marketing expenses associated with our home center customers in our domestic and Canadian segment related to additional sales volume. As a percent of sales, selling and marketing expenses were consistent in all periods presented at approximately 7%.

We sold our carpet tape seaming business in the first quarter of fiscal 2006. In connection with the sale, operating expenses in the first quarter of fiscal 2006 included a gain on sale of our carpet tape seaming business of $1.1 million, which was recorded in our domestic segment.

Impairment Loss on Goodwill and Other Intangibles

During the second quarter of fiscal 2007, we completed our annual impairment test on the goodwill and other intangible assets currently recorded. Earnings forecasts for each of our divisions were updated in support of the fair value estimates used in the initial impairment tests. The valuations were based on market approaches, the present value of future cash flows and closing price of our stock as at August 31, 2006. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, UK and domestic operating entities, and led us to conclude that goodwill was impaired. As of the time of the filing, we have not finalized the second step of the impairment analysis due to the timing of the 10-Q filing relative to the occurrence of the events of impairment and other issues. The second step of the impairment analysis will be finalized in the third quarter of fiscal 2007. However, we have determined that an impairment loss is probable and could be reasonably estimated. Therefore, as permitted under the provisions of FASB Statement No. 142, we recorded an estimated non-cash impairment charge of $7.6 million to reduce the carrying value of goodwill and other intangibles to its implied fair value. The implied fair value of goodwill and other intangible assets was determined through the allocation of the fair value to the underlying assets and liabilities. The non-cash charge was recorded at our domestic ($6.3 million), Europe ($1.0 million) and Other ($0.3 million) segments.

After the non-cash charge for impairment, $6.9 million of goodwill remains recorded on our domestic segment, $0.9 million in our Canada segment, $0.3 million in our Europe segment and $1.4 million in our Australia/New Zealand segment. No balance remains in our Other segment.

We will continue to assess the potential of impairment of goodwill and other indefinite-lived intangibles in accordance with SFAS No. 142 in future periods. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges in accordance with SFAS No. 142.

Disposition of Assets and Obligations in Holland

On August 31, 2006, we entered into a license and royalty agreement with Estillon B.V. , a European supplier of carpet specialty tools, granting Estillon rights to manufacture, market and distribute products using our Roberts® and Smoothedge® brands to customers, other than mass merchants, in certain European Union countries. At the same time, an additional agreement was executed with Estillon whereby Estillon purchased inventory and accounts receivable from us in exchange for cash.

As a result of this license and royalty agreement and the sale agreement, we will no longer conduct direct operations in Holland. All future obligations related to the employee and the facilities in Holland have been accrued as of August 31, 2006. For additional information, please review the pro forma results for the most recent period and fiscal year excluding the results of operations in Holland and the transaction to sell the assets and obligations in Footnote M.

Related to the transaction in Holland, we recorded a loss on the sale of the assets and obligations of $0.4 million in the second quarter of fiscal 2007. This loss resulted from the write-off of fixed assets and future obligations related to the employees and facilities. In addition, we realized a translation loss related to the assets and obligations sold under the provisions of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The realization resulted in the reclassification of $0.4 million from comprehensive income to operating expenses. Both amounts were recorded in General and Administrative Expenses in the Europe segment in the second quarter of fiscal 2007.

Changes in the Put Warrant Liability

As of August 31, 2006, we reported a liability of $1.0 million relating to the valuation of the put warrants as Other Current Liabilities, as compared to a $2.3 million liability reported at the end of fiscal 2006. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Changes to the fair value of the put warrant liability are recognized in the earnings, as a result, we recognized income of $1.2 million and $1.3 million for the three and six months ended August 31, 2006, respectively. In the same periods in fiscal 2006, we recognized expense of $0.4 million and income of $1.0 million. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in our quarterly net income depending on fluctuations in the price of our stock. For a more detailed discussion regarding the put warrants and management’s estimates of the associated liability, see “Liquidity and Capital Resources”.

Interest Expense

Interest expense for the three and six months ended August 31, 2006 was approximately $0.7 million and $1.5 million, respectively. These amounts compare to $0.6 million and $1.1 million in the same periods in the previous year. Interest expense increased as a result of increased borrowings to fund acquisitions and working capital needs, as well as increased interest rates.

Income Taxes

We recorded a provision for income taxes in the three and six months ended August 31, 2006 of approximately $0.1 million and $0.3 million, respectively. This compares with a provision for $0.2 million and $0.9 million in the same periods in fiscal 2006. In all periods presented, the change in the put warrant liability is non-deductible for tax purposes. In the jurisdictions that have been affected by the impairment loss on goodwill, a valuation allowance has been recorded for any deferred tax benefit associated with the loss. After removing the put warrant expense, the non-taxable accumulated foreign currency translation related to our disposition of assets in Holland and the impairment loss on goodwill from the calculation, the effective tax rate in the three and six months ended August 31, 2006 was 60% and 45%, respectively. The effective rate was in excess of our statutory rate due to an adjustment to a prior year tax assessment in the second quarter of fiscal 2007. This rate compares with 97% and 40% in the three and six months ended August 31, 2005. The fiscal 2006 provision was based upon the statutory tax rates available in every jurisdiction in which we operate as adjusted for tax contingencies.

Net Income

The net loss for the second quarter of fiscal 2007 was $6.7 million, or $1.94 per diluted share compared with a net loss of $0.4 million or $0.11 per diluted share in the second quarter of fiscal 2006. In the six months ended August 31, 2006, the net loss was $6.4 million or $1.85 per diluted share compared to net income of $2.2 million or $0.58 per diluted share in the same period in fiscal 2006.

Reconciliation of Net Income to Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items

While Net Income Adjusted for the Change in the Put Warrant Liability and Non-Recurring Items is not a measure of financial performance under generally accepted accounting principles, we believe that the measure provides meaningful comparisons of our current and projected operating performance with its historical results. We use Net Income Adjusted for the Change in the Put Warrant Liability and Non-Recurring Items as an internal measure of our business and believe it is utilized as an important measure of performance by the investment community. Net Income Adjusted for the Change in the Put Warrant Liability and Non-Recurring Items is not meant to be considered a substitute or replacement for Net Income as prepared in accordance with generally accepted accounting principles.

The reconciliation of Net Income to Net Income Adjusted for the Change in the Put Warrant Liability and Non-Recurring Items is as follows (in thousands except for per share amounts):

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2006	2005	2006	2005
		(As Restated)		(As Restated)
Net income (loss), as reported (a)	$(6,731)	$(375)	$(6,401)	$2,242

Add back (deduct):
Impairment loss on goodwill and other intangible assets	7,598	—	7,598	—
Realization of currency translation loss related to the disposition of certain assets and obligations of the Holland subsidiary	447	—	447	—
Loss related to the disposition of certain assets and obligations of the Holland subsidiary, net of tax benefit	354	—	354	—
Gain on sale of carpet seaming tape business, net of tax	—	—	—	(708)
Change in put warrant liability	(1,231)	381	(1,316)	(962)

Net income adjusted for the change in the put warrant liability and non-recurring items (b)	$437	$6	$682	$572

Earnings (loss) per share, as reported:
Basic ((a)/(c))	$(1.94)	$(0.11)	$(1.85)	$0.65
Diluted ((a)/(d))	$(1.94)	$(0.11)	$(1.85)	$0.58

Weighted average number of shares outstanding, as reported:
Basic (c)	3,474	3,458	3,468	3,458
Diluted (d)	3,474	3,458	3,468	3,834

Earnings per share adjusted for the change in the put warrant liability and non-recurring items:
Basic ((b)/(e))	$0.13	$0.00	$0.20	$0.17
Diluted ((b)/(f))	$0.12	$0.00	$0.18	$0.15

Weighted average number of shares outstanding as adjusted for the change in the put warrant liability and non-recurring items:
Basic (e)	3,473	3,458	3,468	3,458
Diluted (f)	3,728	3,820	3,783	3,834

Liquidity and Capital Resources

Working capital was approximately $8.1 million as of August 31, 2006 as compared to approximately $7.9 million at February 28, 2006, an increase of approximately $0.2 million.

Net cash provided by operating activities during the first six months of fiscal 2007 period was approximately $0.1 million compared to approximately $0.3 million for the comparable fiscal 2006 period. In the current fiscal year, net income as adjusted for depreciation, amortization, non-cash charges and changes in deferred taxes was $1.8 million as compared with $2.3 million in the same period in the previous year. In addition, $3.6 million in cash flow was provided by reductions in inventory and accounts receivable during the first half of fiscal 2007. In the same period in fiscal 2006, increases in inventory and accounts receivable were a use of cash of $3.2 million. In the fiscal 2007 period, these amounts were offset by a reduction of accounts payable and accrued liabilities of $6.0 million. This compares with cash provided by an increase in accounts payable and accrued liabilities of $1.1 million in the previous fiscal year. The reduction in inventory and accounts payable is the result of resource management programs put in place during fiscal 2006 and fiscal 2007.

Net cash used in investing activities was approximately $0.2 million in the first six months in fiscal 2007, which is exclusively made up of capital expenditures in the period. Cash used in investing activities in the first six months of fiscal 2006 was $3.1 million, and included the cash paid for the acquisition of Capitol USA in May 2006.

Net cash used by financing activities was approximately $0.5 million in the first six months of fiscal 2007 as compared to a cash provided of approximately $1.7 million in the same period in the previous year. During the fiscal 2007 period, we borrowed an additional $2.2 million on our lines of credit offset by payments of $2.8 million ($1.4 for long-term debt, $1.4 million in acquisition related debt) on other debt instruments during the period. These amounts were net borrowings of $1.7 million during fiscal 2006.

We have a loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In March 2005, we amended the facility to consolidate our term notes and increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility under the same formula for eligible accounts receivable and inventory that previously existed. In addition, we received approximately $3.0 million of additional term financing under the amendment. The amendment provided for repayment of this facility at a rate of $0.2 million per month at an interest rate of Libor plus 2.125% to Libor plus 2.625%. The amendment also formally released our Chairman and Chief Executive Officer of his guaranty of one of the term loans. The balance on this term note was $3.3 million at August 31, 2006. The revolving facility was also extended to July 2008. In June 2005 and December 2005, certain financial covenants of the loan agreement were amended and, in March 2006 and June 2006, we received a waiver of compliance with certain financial covenants. As of August 31, 2006, the term loan had an interest rate that ranged from Libor plus 2.13% to Libor plus 2.88%, while the revolver bears an interest rate that ranges from Libor plus 1.50% to Libor plus 2.25%. These loans are collateralized by substantially all of our assets. The agreement also prohibits us from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on our Series A and C preferred stock. At August 31, 2006 the rate was Libor (5.41%) plus 2.5% and we had borrowed approximately $24.9 million and had $3.7 million available for future borrowings under our revolving loan facility net of approximately $0.4 million in outstanding letters of credit.

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

The credit agreement was further amended on October 23, 2006 to exclude from the covenant calculations the effect of the goodwill impairment charge, described in Footnote F above, and the losses recorded related to the Holland transaction. Both the disposition of assets and obligations and the realization of the foreign currency translation as discussed in Footnote M related to Holland were excluded. Without this amendment the excluded items recorded in the second quarter of fiscal 2007 would have caused us to be in violation as of August 31, 2006 of the same EBITDA and fixed charge coverage covenants discussed above.

Our Australian subsidiary has entered into three term loan facilities with an Australian financial institution to provide financing of up to AUD 1.7 million (approximately US $1.3 million). These facilities expire between April 2007 and October 2008. The loans require quarterly payments of AUD 0.2 million (approximately US $0.1 million) and a final balloon payment. The balance of these term notes was approximately $1.0 million at August 31, 2006.

In May 2005, in connection with the acquisition of the adhesives manufacturing assets, we issued a four-year, non-interest-bearing $4.0 million note due in annual installments of $1.0 million. The principle balance of the note is discounted at an imputed interest rate of 5.20%; the unamortized discount at August 31, 2006 was $0.3 million.

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

After discussions with the SEC, we have determined to value the put warrant liability by calculating the difference between our closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. We believe this methodology provides an appropriate estimate of entity value. The other methodologies described above may be utilized to value the liability if they yield a higher entity value than the stock price method. Based on this methodology, management determined that a liability of $1.0 million should be reported for the put warrants at the as of August 31, 2006, compared to a liability of $2.3 million at the end of fiscal 2006. The decrease in the liability is included as a $1.2 million and a $1.3 million, respectively, reduction of expense on the income statement in the three and six months ended August 31, 2006. In the same periods in fiscal 2006, we recognized expense of $0.4 million and income of $1.3 million. Changes in the value of the liability are recorded in net income of the period.

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

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments.” Which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. We adopted the standard as of March 1, 2006 and the standard did not have an impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year ending February 28, 2008). The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are still evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (our fiscal year ending February 28, 2007). We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 (our fiscal year ending February 28, 2008). We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

International revenues from our non-North American operations accounted for approximately 21% and 22% of total revenues during the second quarter and first half of fiscal 2007. International revenues are generated from foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in local currency and, accordingly, use the local currency as their functional currency.

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

We averaged $35.0 million of variable rate debt during the first quarter of fiscal 2007. If interest rates would have increased by 10%, the effect on our financial statements would have been an increase in interest expense of approximately $0.1 million for the three and six month periods ended August 31, 2006.

We issued 325,000 warrants associated with certain of our previously existing subordinated debt. These warrants contain put and call provisions as defined in the agreement (See Liquidity and Capital Resources) If the fair value of the warrant changes by $0.10, the effect would be an adjustment to earnings of less than $0.1 million.

Item 4. Controls and Procedures.

(a)	We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weaknesses in our internal control over financial reporting described more fully below, our disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to us and our consolidated subsidiaries required to be included in our periodic filings.

In connection with the audit for our fiscal years ending February 28, 2005 and 2006, we, along with our independent auditors, identified material weaknesses in our internal control over financial reporting relating to our procedures for (i) reconciling intercompany balances, and (ii) ensuring proper documentation and review of consolidating adjusting journal entries.

During the second quarter of fiscal 2007, we implemented and continue to implement various measures to address the material weaknesses and to improve overall internal control over financial reporting, including, (a) hiring of additional personnel to respond to the financial reporting and control complexities associated with our expanding operations; (b) developing and implementing additional control procedures over the recording of intercompany transactions, reconciliation of intercompany balances, and monitoring of compliance with those procedures; and (c) developing and implementing additional control procedures over the initiation and review of adjusting journal entries.

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

(b)	Except as described above, there were no significant changes to our internal controls over financial reporting or in other factors that could significantly affect such internal controls during the three months ended August 31, 2006.

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

During the second quarter of fiscal 2007, we completed our annual impairment test on the goodwill and other intangible assets currently recorded. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, UK and domestic operating entities, and led us to conclude that goodwill and other intangibles were impaired. Therefore, under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we recorded a non-cash impairment charge of $7.1 million to reduce the carrying value of goodwill and other intangibles to their implied fair value.

We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate.

Because a portion of our business is conducted in foreign currencies, fluctuations in currency prices can have a material impact on our results of operations. The effect on revenue of changes in the foreign currency exchange rates was between $0.4 million and $0.5 million for the three and six months ended August 31, 2006. Although we finance certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate our foreign currency exposure, we cannot predict the effect foreign currency fluctuations will have on our results of operations in future periods.

We estimate that a 10% change of the U.S. dollar against local currencies would have changed our operating income by approximately $0.5 million in the second quarter of fiscal 2007. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of current period. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of August 31, 2006, the net foreign currency translation adjustments reduced shareholders’ equity by $2.7 million.

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

We have restated our financial results for a change in the value of the put warrant liability and cannot predict the consequences the restatement of our financial results will have in the future.

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

We have restated our consolidated financial statements as of and for the years ended February 28 or 29, 2006, 2005, and 2004. In addition, we have also restated and provided additional disclosures for our unaudited quarterly financial data for certain interim periods of fiscal 2006 and fiscal 2005. At this time, we cannot predict what consequences the restatement of our financial results will have, if any, including the possibility of litigation. The filing of our restated financials may not resolve the SEC’s comments on our Form 10-K and 10-Q filings and it is possible that we may in the future be required to adopt different accounting for our put warrant liability that could require further restatement of our financial statements. Any such restatements could be costly and time consuming, and there are no assurances that they would not have a material negative consequence. Considerable legal and accounting expenses related to this matter have already been incurred to date and significant expenditures may continue to be incurred in the future. The above and similar matters could divert management’s attention from other business concerns and may have a material impact on our business, results of operations, and financial position. Furthermore, the actual settlement amount of the put warrant liability could differ materially from the value determined by marking the warrants to market at the end of any particular fiscal period.

Item 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders was held on July 27, 2006. The following matters were voted upon at the Annual Meeting:

(i)	The election of the following five members to the Company’s Board of Directors:

Leonard Gould	Votes for:	2,673,904	Votes withheld:	64,214
Lewis Gould	Votes for:	2,673,904	Votes withheld:	64,214
Laura M. Holm	Votes for:	2,718,719	Votes withheld:	19,399
David W. Kreilein	Votes for:	2,718,719	Votes withheld:	19,399
Robert W. Muir Jr.	Votes for:	2,718,719	Votes withheld:	19,399
Emil Vogel	Votes for:	2,718,719	Votes withheld:	19,399
(ii)	The ratification of the appointment of Grant Thornton LLP as the Company’s independent certified public accountants for the fiscal year ending February 28, 2007.

For:	2,691,003
Against:	47,115

Item 6. Exhibits

3.1	Certificate of Incorporation of the Company (1)

3.2	By-Laws of the Company, as amended though August 20, 2004 (2)

4.1	Form specimen Certificate for Common Stock of the Company (1)

4.2	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering (1)

4.3	Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) (3)

4.4	Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70), and IBJ Schroeder as Escrow Agent ($500,000) (3)

10.1	Letter Agreement between the Company and Stuart F. Fleischer dated July 14, 2006.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477) filed with the Securities and Exchange Commission on July 2, 1996, and incorporated herein by reference.
(2)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 14, 2004, and incorporated herein by reference.
(3)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q.E.P. CO., INC.

By:	/s/ Stuart F. Fleischer
Stuart F. Fleischer
Chief Financial Officer
October 23, 2006

Exhibit Index

10.1	Letter Agreement between the Company and Stuart F. Fleischer dated July 14, 2006.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.