Form 10-Q
period 2006-11-30
QEP CO INC
filed 2007-01-16
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

The number of shares outstanding of each of the registrant’s classes of common stock as of January 12, 2007 is 3,430,401 shares of Common Stock, par value $0.001 per share.

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from the Company’s audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Q.E.P. CO., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	November 30, 2006	February 28, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,111	$852
Accounts receivable, less allowance for doubtful accounts of approximately $276 and $361 as of November 30, 2006 and February 28, 2006, respectively	31,605	33,258
Inventories	30,347	34,128
Prepaid expenses and other current assets	3,399	3,717
Deferred income taxes	660	617

Total current assets	67,122	72,572
Property and equipment, net	7,265	8,296
Goodwill	9,578	16,799
Other intangible assets, net	2,914	3,109
Other assets	208	310

Total Assets	$87,087	$101,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$17,996	$24,041
Accrued liabilities	7,795	7,655
Lines of credit	28,463	26,284
Current maturities of long term debt	4,162	4,431
Put warrant liability	978	2,298

Total current liabilities	59,394	64,709
Notes payable	3,030	4,950
Other long-term debt	2,601	4,197
Deferred income taxes	214	213

Total Liabilities	65,239	74,069

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $ 1.00 par value; 336,660 shares issued and outstanding at November 30, 2006 and February 28, 2006, respectively	337	337
Common stock; 20,000,000 shares authorized, $.001 par value; 3,513,341 and 3,458,341 shares issued, and 3,430,401 and 3,387,401 shares outstanding at November 30, 2006 and February 28, 2006, respectively	3	3
Additional paid-in capital	9,964	9,539
Retained earnings	15,151	21,205
Treasury stock; 82,940 and 70,940 shares held at cost outstanding at November 30, 2006 and February 28, 2006, respectively	(639)	(543)
Accumulated other comprehensive income	(2,968)	(3,524)

	21,848	27,017

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,087	$101,086

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2006	2005	2006	2005
		As Restated		As Restated
Net sales	$54,455	$52,822	$163,063	$155,641
Cost of goods sold	39,760	38,472	118,238	112,540

Gross profit	14,695	14,350	44,825	43,101

Operating costs and expenses:
Shipping	5,560	5,095	16,665	15,416
General and administrative	4,430	4,721	14,565	13,944
Selling and marketing	3,551	3,555	10,842	10,665
Impairment loss on goodwill and other intangibles	(78)	—	7,520	—
Other expense (income), net	(38)	(111)	(41)	(1,275)

Total operating costs and expenses	13,425	13,260	49,551	38,750

Operating income (loss)	1,270	1,090	(4,726)	4,351

Change in put warrant liability	3	88	1,319	1,050
Interest expense, net	(711)	(681)	(2,167)	(1,811)

Income (loss) before provision for income taxes	562	497	(5,574)	3,590

Provision for income taxes	192	152	457	1,003

Net income (loss)	$370	$345	$(6,031)	$2,587

Net income (loss) per share:
Basic	$0.10	$0.10	$(1.78)	$0.76

Diluted	$0.10	$0.09	$(1.78)	$0.69

Weighted-average number of common shares outstanding
Basic	3,423	3,387	3,402	3,387

Diluted	3,623	3,741	3,402	3,756

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended November 30,
	2006	2005
		— As Restated —
Cash flows from operating activities:
Net income (loss)	$(6,031)	$2,587

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,895	3,101
Impairment loss on goodwill and other intangibles	7,520	—
Change in fair value of put warrant liability	(1,319)	(1,050)
Write-off of Holland accumulated foreign translation	447	—
Bad debt expense	171	328
Gain on sale of business	—	(1,120)
Stock-based compensation expense	191	—
Deferred income taxes	(42)	(234)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,482	(4,552)
Inventories	3,782	303
Prepaid expenses and other current assets	318	634
Other assets	4	(621)
Trade accounts payable and accrued liabilities	(5,930)	2,307

Net cash provided by operating activities	2,488	1,683

Cash flows from investing activities:
Capital expenditures	(485)	(1,267)
Acquisitions, net of cash acquired	—	(2,512)

Net cash used in investing activities	(485)	(3,779)

Cash flows from financing activities:
Net borrowings under lines of credit	1,552	900
Borrowings of long-term debt	—	3,224
Repayments of long-term debt	(2,087)	(1,677)
Repayments of acquisition debt	(1,834)	(870)
Payments related to the purchase of treasury stock	(90)	(90)
Proceeds from exercise of stock options	257	10
Dividends	(22)	(8)

Net cash (used in) provided by financing activities	(2,224)	1,489

Effect of exchange rate changes on cash	480	(168)

Net decrease in cash	259	(775)

Cash and cash equivalents at beginning of period	852	1,869

Cash and cash equivalents at end of period	$1,111	$1,094

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

Effective with the 2007 fiscal year, we modified our accounting treatment for cooperative advertising and in-store service expenses with our home center customers. The modification was necessary because we changed certain terms in our vendor buying agreement with a large home center customer and believe under the new terms we could no longer reasonably estimate the fair value of the benefit received from these arrangements. According to the guidance under Emerging Issues Task Force 01-9, “Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor’s Products)”, if the estimated value received cannot be specifically identified, these promotional funds should be accounted for as a reduction of selling price and netted against gross sales. Prior to March 1, 2006, we classified these items as selling and marketing expense in our consolidated statement of operations. For the three and nine months ended November 30, 2005 these expenses totaled $1.5 million and $4.3 million, respectively. For comparative purposes, these amounts have been reclassified resulting in a reduction in sales, gross profit and selling and marketing expenses in our Domestic segment, with no impact on our financial condition, operating income or net earnings.

In the financial statements prepared for the three and nine month periods presented for fiscal 2006, the change in the value of the put warrant liability was recorded in operating expenses. In the presentation included in this interim report, the amount has been reclassified below operating income for all periods presented.

All significant intercompany transactions have been eliminated.

We are a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.®, ROBERTS®, Capitol®, QSet™, Vitrex® and Elastiment™, we market specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Q.E.P. markets approximately 3,000 products in the U.S., Canada, Europe, Australia and Latin America. We sell our products primarily to large home improvement retail centers, as well as traditional distribution outlets in all of the markets we serve.

NOTE B – Restatement of Consolidated Financial Statements

We have restated the value of the put warrant liability as of the November 30, 2005 and as of the end of the 2006 fiscal year. During these periods, we estimated the value of the put warrant liability using methods and valuation techniques required by the put warrant agreement and in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. We reconsidered the methodology used after discussions with the SEC and determined to value the put warrant liability by calculating the difference between our closing stock price at the end of a reporting period and the warrant exercise price of $3.63 per share multiplied by the 325,000 warrants granted. We believe this methodology provides an appropriate estimate of entity value. As a result, the estimated value of the put warrant liability has been restated for all years in which the warrants were outstanding. This change has no impact on our previously reported operating income or cash flows generated from operations. Changes to the fair value of the put warrants are recognized in earnings. The updated methodology has also been applied to all periods presented for fiscal 2007. The restated amounts as compared to the initially reported information are follows (in thousands except per share data):

	Three Months Ended November 30, 2005		Nine Months Ended November 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Change in put warrant liability	26	88	(132)	1,050

Income (loss) before provision for income taxes	435	497	2,408	3,590
Provision for income taxes	152	152	1,003	1,003

Net income (loss)	$283	$345	$1,405	$2,587

Net income (loss) per share:
Basic	$0.08	$0.10	$0.41	$0.76

Diluted	$0.08	$0.09	$0.40	$0.69

Weighted-average number of common shares outstanding
Basic	3,387	3,387	3,387	3,387

Diluted	3,525	3,741	3,534	3,756

We have also reconsidered the economic characteristics of operations in our geographic regions and have included segment disclosure in accordance with Statement of Financial Accounting Standards No. 131 Disclosures About Segments of an Enterprise and Related Information in this report.

NOTE C – Inventories

Inventories consisted of the following (in thousands):

	November 30, 2006	February 28, 2006

Raw materials and work-in-process	5,063	5,822
Finished goods	25,284	28,306

	30,347	34,128

NOTE D – Goodwill and Intangible Assets

Under Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets, intangible assets with definite lives are amortized while intangibles with indefinite lives, such as goodwill, are tested annually for impairment or when changes events or changes in circumstances indicate the carrying value may not be recoverable. We perform an impairment test on goodwill during the second quarter of each fiscal year. The impairment test in the second quarter of fiscal 2007 resulted in an estimated non-cash impairment charge of $7.6 million. The second step of the impairment test completed in the third quarter of fiscal 2007 has resulted in a final impairment charge of $7.5 million. The reduction in impairment charge of $0.1 million is recorded as income in the current period. Details of the impairment test are described in Footnote E below. We will continue to assess the impairment of goodwill and other assets in accordance with SFAS No. 142 in the future. If our operating performance and resulting cash flows in the future are less than expected, an additional impairment charge could be incurred which may have a material impact on our results of operations.

All other intangible assets are subject to amortization. The total balance of definite-lived intangible assets is classified as follows (in thousands):

		November 30, 2006			February 28, 2006
	Weighted Avg Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	20	3,007	(945)	2,062	2,971	(820)	2,151
Other intangibles	5	1,295	(443)	852	1,327	(369)	958

		$4,302	$(1,388)	$2,914	$4,298	$(1,189)	$3,109

We incurred $0.1 million and $0.2 million of amortization expense in the three and nine months ended November 30, 2006. We expect to incur a total of approximately $0.3 million in fiscal 2007. Other intangibles include customer lists, non-compete agreements, patents and financing fees.

NOTE E – Impairment of Goodwill

In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are tested for impairment annually and when events or changes in circumstances indicate an impairment could exist. The impairment test involves a two step approach. Under the first step, we are required to determine the fair value of each reporting unit to which goodwill is assigned. If the fair value of the reporting unit exceeds its carrying value, including goodwill, no impairment loss is recognized. However, if the carry value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed to quantify the impairment.

Under the second step, we are required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit, as determined in the first step. If the implied fair value of goodwill is less than the carrying value of goodwill, we recognize an impairment charge equal to the difference.

During the second quarter of fiscal 2007, we performed our annual impairment test on the goodwill and other intangible assets currently recorded. Earnings forecasts for each of our divisions were updated in support of the fair value estimates used in the initial impairment tests. The valuations were based on market approaches, the present value of future cash flows and closing price of our stock as at August 31, 2006. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, U.K. and U.S. reporting units, and led us to conclude that goodwill was impaired. In the second quarter of fiscal 2007, we recorded an estimated $7.6 million impairment charge to reduce the carrying value of goodwill and other intangibles to its implied fair value. The second step of the impairment test was completed in the third quarter of fiscal 2007 and resulted in a final impairment charge of $7.5 million. The non-cash charge was recorded at our Domestic ($6.2 million), Europe ($1.0 million) and Other ($0.3 million) segments. The reduction in impairment charge from the second to third quarter of fiscal 2007 of $0.1 million was recorded as income in the current period.

We contracted the assistance of an independent third-party specialist to determine the fair value of the reporting units using methodologies that include both a market and an income approach. The market approach includes analysis of publicly traded companies comparable in terms of functions performed, financial strengths, and markets serviced, along with a survey of transactions involving similar public and non-public companies. The income approach was based on the economic benefit stream of discounted future cash flows. After the non-cash charge for impairment, $7.0 million of goodwill remains recorded on our Domestic segment, $0.9 million in our Canada segment, $0.3 million in our Europe segment and $1.4 million in our Australia/New Zealand segment. No balance remains in our Other segment.

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

The credit agreement was further amended on October 23, 2006 to exclude from the covenant calculations the effect of the goodwill impairment charges and the losses recorded related to the Holland transaction. Both the disposition of assets and obligations and the realization of the foreign currency translation as discussed in Footnote M related to Holland were excluded. Without this amendment the excluded items recorded in the second quarter of fiscal 2006 would have caused us to be in violation as of August 31, 2006 of the same EBITDA and fixed charge coverage covenants discussed above.

As of November 30, 2006, we were in violation of a financial covenant that requires us to maintain a certain senior debt to trailing EBITDA ratio. On January 12, 2007 we were granted a waiver of the non-compliance with this covenant from the lenders.

At November 30, 2006 the rate was Libor (5.27%) plus 2.25% and we had borrowed approximately $24.5 million and had $4.1 million available for future borrowings under our revolving loan facility net of approximately $0.4 million in outstanding letters of credit.

International Credit Facilities

Our Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. At November 30, 2006, the maximum permitted borrowing was approximately $2.3 million of which $1.7 was outstanding. The facility is considered a demand note and carries with it a rate of the Australian Commercial Bill Rate (6.5%) plus 2%.

In connection with the purchase of the assets of Vitrex Ltd., our United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £1.0 million (approximately U.S. $1.9 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £0.4 million (approximately U.S. $0.8 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $8.1 million) as well as a parent company guaranty. On November 30, 2006, $2.0 million was borrowed under these facilities. Both are considered short-term demand notes and have an interest rate of 7.0%.

Term Loan Facilities

As discussed previously, in March 2005, we amended our term loan agreements by consolidating the then existing two term facilities into one three year term facility. In addition, we received approximately $3.0 million of additional term financing under the amendment. The amendment provides for repayment of this facility at a rate of $0.2 million per month at an interest rate of Libor plus 2.13% to Libor plus 2.63% through April 2008. The amendment also formally released our Chairman and Chief Executive Officer of his guaranty of one of the term loans. In June 2006, the loan agreements were amended to increase the interest rate to Libor plus 2.13% to Libor plus 2.88%. The balance on this term note was $2.8 million at November 30, 2006.

Our Australian subsidiary has entered into three term loan facilities with an Australian financial institution to provide financing of up to AUD 1.7 million (US $1.4 million). These facilities expire in April 2007, June 2008 and October 2008. The loans require quarterly payments of AUD 0.2 million (US $0.1 million) and a final balloon payment. The balance of these term notes was US $0.9 million at November 30, 2006. The term loan is collateralized by substantially all of the assets of the subsidiary (approximately $11.6 million) as well as a guaranty by the parent company.

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

Under SFAS No. 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At present, we are continuing to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options and stock appreciation rights before exercising, the risk-free interest rate, the estimated volatility of our common stock price over the expected term and the number of options and stock appreciation rights that will ultimately not complete their vesting requirements. For fiscal 2007, the expected stock price volatility is based primarily on the historical volatility of our stock. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. The following table represents the assumptions used to estimate the fair value of options issued during the second quarter of the 2007 fiscal year and stock appreciation rights outstanding as of November 30, 2006:

Expected stock price volatility	39.3%
Expected lives of options:
Directors and officers	3 years
Employees	3 years
Risk-free interest rate	4.8%
Expected dividend yield	0.0%

No options or stock appreciation rights were issued in the first or third quarter of fiscal 2007.

The adoption of SFAS No. 123R, applying the “modified prospective method,” as elected, requires us to recognize stock options and stock appreciation rights granted prior to the adoption of SFAS No. 123 under the fair value method and expense these amounts over the remaining vesting period of the award. In the three and nine months ended November 30, 2006, we recognized compensation expense of $0.1 million and $0.2 million, respectively, related to stock options issued and stock appreciation rights granted in previous periods. If the underlying assumptions do not change, the total compensation cost related to non-vested awards not yet recognized is $0.6 million and is expected to be recognized over three years.

Stock Option Information

The following table summarizes information about stock options as of November 30, 2006.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.65 - $ 5.55	67,250	4.6	$4.13	67,250	$4.13
$ 5.56 - $ 7.25	131,375	5.4	$6.76	71,375	$6.77
$ 7.26 - $ 15.66	87,000	8.6	$9.62	23,667	$11.89

Total	285,625			162,292

Activity under our stock option plan as of November 30, 2006 and changes during the nine months ended November 30, 2006 are as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at February 28, 2006	326,375	$7.65

Exercised	(55,000)	$4.71
Granted	110,000	$7.25
Cancelled or forfeited	(95,750)	$10.79

Options outstanding at November 30, 2006	285,625	$7.01

Intrinsic value of exercisable options	$178,943

Weighted average term of exercisable options	5.9

As of November 30, 2006, 1.0 million shares were authorized to be issued under our current option plan. The intrinsic value of the options exercised during fiscal 2007 was less than $0.1 million and the intrinsic value of options outstanding as of November 30, 2006 was $0.5 million.

Stock Appreciation Rights

As of November 30, 2006, there are 168,500 stock appreciation rights outstanding that were granted to various members of management from fiscal 2005 through fiscal 2007, 76,500 of which were issued in the second quarter of fiscal 2007. The rights vest 100% three years after their grant date. As a result, none of the stock appreciation rights are exercisable on November 30, 2006. The exercise price associated with these grants ranges from $7.05 to $14.20 per share.

Comparison to Pro Forma Information

The following table reflects net income and basic and diluted earnings per share for the three and nine months ended November 30, 2005, had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123R (in thousands expect per share data):

	Three Months Ended November 30, 2005	Nine Months Ended November 30, 2005

Net income (loss) as reported under APB 25	$345	$2,587
Subtract stock-based compensation expense determined under fair value-based method, net of related tax effect	(34)	(103)

Net income (loss) including stock-based compensation expense	$311	$2,484

Income (loss) per share:

Basic, as reported for prior periods	$0.10	$0.75
Basic, including the effect of stock based compensation expense	$0.09	$0.72
Diluted, as reported for prior periods	$0.09	$0.67
Diluted, including the effect of stock based compensation expense	$0.08	$0.65

NOTE H – Income Taxes

We recorded a provision for income taxes in the three and nine months ended November 30, 2006 of approximately $0.2 million and $0.5 million, respectively. This compares with a provision for $0.2 million and $1.0 million in the same periods in fiscal 2006. In all periods presented, the change in the put warrant liability is non-deductible for tax purposes. In the jurisdictions that have been affected by the impairment loss on goodwill, a valuation allowance has been recorded for any deferred tax benefit associated with the loss. After removing the put warrant expense, the non-taxable accumulated foreign currency translation related to our disposition of assets in Holland and the impairment loss on goodwill from the calculation, the effective tax rate in the three and nine months ended November 30, 2006 was 40% and 43%, respectively. The effective rate for the nine months ended November, 30 2006, was in excess of our statutory rate due to an adjustment to a prior year tax assessment in the second quarter of fiscal 2007. This rate compares with 37% and 39% in the three and nine months ended November 30, 2005. The fiscal 2007 provision was based upon the statutory tax rates available in every jurisdiction in which we operate.

NOTE I – Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. There were 0.3 million and 0.8 million of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive in the three and nine month periods ended November 30, 2006. In both periods presented for fiscal 2006, the amount of antidilutive shares was less than 0.1 million. The following is a reconciliation of the number of shares used in the basic and diluted computation of income per shares (in thousands)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2006	2005	2006	2005
Weighted average number of common shares outstanding - basic	3,423	3,387	3,402	3,387
Dilution from stock options and warrants	200	354	—	369

Weighted average number of common shares outstanding - diluted	3,623	3,741	3,402	3,756

NOTE J – Comprehensive Income

We record foreign currency translation adjustments as other comprehensive income. For the three and nine months ended November 30, 2006, our comprehensive income (loss) totaled less than $0.1 million and $(5.5) million, respectively. This compares with $0.1 million and $1.4 million for the same periods in fiscal 2006.

Note K – Segment Information

After discussions with the SEC, we have reconsidered the economic characteristics of operations in our geographic regions and have included segment disclosure in accordance with Statement of Financial Accounting Standards No. 131 Disclosures About Segments of an Enterprise and Related Information in this report. We have determined we operate in five business segments: Domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the operations into geographic segments, with each segment being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of our operations in the UK, France, Holland and Germany. The Australia/New Zealand segment is made up of our operations in Australia and New Zealand. The Other segment is made up of operations in Latin America and other geographic areas.

The performance of the business is evaluated at the segment level. We manage cash, debt and income taxes centrally. Accordingly, we evaluate performance of our segments based on operating earnings exclusive of financing activities and income taxes. Segment results were as follows (in thousands):

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2006	2005	2006	2005
Revenues
Domestic	$36,972	$35,916	$111,165	$107,929
Canada	5,669	5,279	16,505	14,186
Europe	4,977	5,252	16,098	15,627
Australia/New Zealand	6,061	5,554	17,070	15,811
Other	776	821	2,225	2,088

	$54,455	$52,822	$163,063	$155,641

Operating income (loss)
Domestic	$394	$525	$967	$1,623
Canada	734	783	2,145	2,009
Europe	(152)	(691)	(928)	(1,296)
Australia/New Zealand	371	312	870	689
Other	(157)	50	(265)	51

Subtotal	1,190	979	2,789	3,076
Other (income) expense	(2)	(111)	(5)	(1,275)
Impairment loss on goodwill and other intangibles	(78)	—	7,520	—

Operating income (loss)	$1,270	$1,090	$(4,726)	$4,351
Change in put warrant liability	3	88	1,319	1,050
Interest expense, net	(711)	(681)	(2,167)	(1,811)

Income (loss) before provision for income taxes	$562	$497	$(5,574)	$3,590

	As of November 30, 2006	As of February 28, 2006
Total assets
Domestic	$52,589	$66,771
Canada	8,699	9,104
Europe	10,694	11,818
Australia/New Zealand	12,457	11,347
Other	2,648	2,046

	$87,087	$101,086

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

NOTE L – Contingencies

We are involved in litigation from time to time in the course of business. In the opinion of management, based on information currently available to it, no material legal proceedings are pending to which we or any of our property is subject.

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

We received notice from the United States Environmental Protection Agency that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April 2003, the record owner of certain real property in Vancouver, Washington informed us that an entity known as Roberts Consolidated Industry, Inc. owned or operated a facility during which time hazardous substances were disposed of or released at the site and pursuant to Washington State law, it is also liable for remedial action costs at that site. Also, we received a notice in October 2006 from counsel for two other companies demanding that we accept responsibility for cleaning up any contamination at the Vancouver site and indicating that they will seek to recover from the Company remedial action costs they incur at the property. At this time we are not aware whether these Roberts entities are predecessors to the Company or any of its affiliates or whether they are unrelated entities..

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

In August 2006, we were served with a complaint in Greene v. Ashland Chemical, Inc., et al., Case No. 03-CV-231458, Div. 7, which matter is currently pending in the Circuit Court of Jackson County, Missouri at Kansas City. In this wrongful death matter, plaintiff has alleged that Q.E.P. Co., Inc., f/k/a Roberts Consolidated Industries, Inc.,” “Roberts Consolidated Industries,” and more than 35 other defendants manufactured products containing benzene with which the plaintiff came into contact with while working between approximately 1954 and 1999, and which allegedly caused his death. We filed an answer to the Complaint in December 2006 denying the allegations and asserting several defenses. We do not currently believe that either named defendant is a proper defendant or that plaintiff’s claims against either entity are meritorious. We intend to vigorously defend against the allegations. The case is in the early stages of discovery.

During fiscal 2006, French tax authorities assessed income and value-added taxes of approximately $1.6 million, including interest and penalties, on certain transactions of a wholly-owned subsidiary. We had discussions with the French Tax Authority through the third quarter of fiscal 2007, and after providing additional documentation related to the issue, the assessment was reversed in November 2006. No provision related to this assessment was recorded in the current or previous financial statement.

NOTE M – Restructuring of Operations in Holland

Disposition of Assets and Obligations

On August 31, 2006, we entered into a license and royalty agreement with Estillon B.V., a European supplier of carpet specialty tools, granting Estillon rights to manufacture, market and distribute products using our Roberts® and Smoothedge® brand names to customers, other than mass merchants, principally within certain European Union countries. This agreement also provides for certain supplier arrangements for our products with Estillon. At the same time, additional agreements were executed with Estillon whereby Estillon purchased inventory, accounts receivable and certain other assets from us in exchange for cash. Estillon also assumed certain future warehousing, purchase commitments and employee obligations. As a result of this license and royalty agreement and the sale agreements, we will no longer conduct direct operations in Holland. All future obligations related to the employees, the facilities in Holland and the disposition of assets have been accrued as of August 31, 2006. We recorded a charge of $0.4 million for the write-off of Holland’s accumulated foreign currency translation as of August 31, 2006, which is recorded in general and administrative expenses. We expect that the disposition of assets will be completed within one year. Any difference between the accrual and the realized value of the asset will be recorded at the time of disposition. Additional expense related to the disposition of asset recorded during the third quarter of fiscal 2007 was less than $0.1 million.

For the three and nine months ended November 30, 2006, we recorded income of less than $0.1 million related to the license and royalty agreement with Estillon.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the first interim period in fiscal years beginning after December 15, 2006 (our fiscal year ending February 28, 2008). The differences, if any, between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are still evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

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

We operate in five business segments: Domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of our operations in the UK, France, Holland and Germany. The Other segment is made up of operations in Latin America and other geographic areas

In the third quarter of fiscal 2007, we experienced an increase in sales of approximately 3% over the same period in the previous fiscal year. The increase in sales was 4% at our combined Domestic and Canadian segments, resulting primarily from increases in sales within several product categories including underlayment and carpet tools. The increases in sales of underlayment were the result of sales of new products introduced to our home center customers in the latter half of fiscal 2006. The increase in sales in carpet tools reflects sales of new products along with our continued efforts to provide our home center customers with a comprehensive product strategy. These efforts have afforded us an improved strategic position in relation to our competitors. Sales decreased 5% in our Europe segment and Other segment due to the disposition of our direct operations in Holland and a slight downturn in the Latin American market. Sales increased by 9% in our Australia/New Zealand segment.

In the nine months of fiscal 2007, sales increased 5% over the same period in the previous year. The increase was 5% in our North America segment resulting from increased sales of underlayment and carpet tools offset by smaller reductions in other product types including carpet tack strips.

Overall sales to our home center customers increased approximately 7% and 11%, respectively, in the three and nine months ended November 30, 2006 compared to the same periods in the previous fiscal year. The increase in home center sales primarily reflects further penetration of our existing product offerings in current home center locations. Increases in product sales in fiscal 2007 compared to fiscal 2006 were somewhat offset by increases in sales rebates due to the additional sales volume

Gross profit increased in the three and nine months ended November 30, 2006 compared to the same periods in the previous fiscal year due primarily to additional sales volume. In the third quarter of fiscal 2007, compared to the third quarter of fiscal 2006, gross profit as a percent of sales decreased slightly from 27.2% to 27.0%. In the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005, gross margin as a percent of sales decreased from 27.7% to 27.5%. We have continued to experience increases in raw material prices during fiscal 2007. The results for the first quarter of fiscal 2006 do not reflect cost increases that occurred later in the year, contributing to the decrease in gross margin as a percent of sales. Only a portion of these cost increases were able to be passed on to our customers. The increases in cost were offset by positive changes in product mix resulting from the increased sales of underlayment and carpet tools.

Recent Developments

Impairment Loss on Goodwill and Other Intangibles

During the second quarter of fiscal 2007, we performed our annual impairment test on the goodwill and other intangible assets currently recorded. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, UK and domestic reporting units, and led us to conclude that goodwill was impaired. In the second quarter of fiscal 2007 we recorded an estimated non-cash impairment charge of $7.6 million to reduce the carrying value of goodwill and other intangibles to its implied fair value. The second step of the impairment test completed in the third quarter of fiscal 2007 has resulted in a final impairment charge of $7.5 million. The non-cash charge was recorded at our Domestic ($6.2 million), Europe ($1.0 million) and Other ($0.3 million) segments. The reduction in impairment charge from the second to third quarter of fiscal 2007 of $0.1 million is recorded as income in the current period.

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

During the third quarter of fiscal 2007, we concluded our annual impairment test on the goodwill and other intangible assets currently recorded. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, UK and domestic reporting units, and led us to conclude that goodwill and other intangibles were impaired. Therefore, under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we recorded a non-cash impairment charge of $7.5 million to reduce the carrying value of goodwill and other intangibles to their implied fair value.

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

Put Warrant Liability

As the result of the requirements of a financing arrangement entered into during fiscal 2001, we are required to value the liability associated with warrants that can be “put” to us at any time based on criteria set forth in the associated warrant agreement. We historically estimated the value of this liability using valuation methods and techniques required in the warrant agreement. We reconsidered the methodology used after discussions with the SEC and determined to value the put warrant liability using our closing stock price for each reporting period. We believe this methodology provides an appropriate estimate of entity value as described by the put warrant agreement. Changes to the fair value of the put warrant liability are recognized in earnings, and in the three and nine months ended November 30, 2006, we recognized income of less than $0.1 million and $1.3 million, respectively. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in our annual and quarterly net income. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined by our stock price.

Results of Operations

Revenue

Net sales by segment for the three and nine months ended November 30, 2006 (the first nine months and third quarter of fiscal 2007, respectively) compared to the three and nine months ended November 30, 2005 (the first nine months and third quarter of fiscal 2006, respectively) are as follows (in thousands except percentages):

	Three Months Ended November 30,			Percent Change	Nine Months Ended November 30,			Percent Change
	2006	2005	Variance		2006	2005	Variance
Domestic	$36,972	$35,916	$1,056	3%	$111,165	$107,929	$3,236	3%
Canada	5,669	5,279	390	7%	16,505	14,186	2,319	16%
Europe	4,977	5,252	(275)	-5%	16,098	15,627	471	3%
Australia/New Zealand	6,061	5,554	507	9%	17,070	15,811	1,259	8%
Other	776	821	(45)	-5%	2,225	2,088	137	7%

Total	$54,455	$52,822	$1,633	3%	$163,063	$155,641	$7,422	5%

Domestic and Canada

The increase in sales in our Domestic and Canadian segments in the three months ended November 30, 2006 was primarily the result of increased sales of underlayment products that were introduced to one of our home center customers in the latter half of fiscal 2006 of $2.3 million and $0.4 million, respectively. Sales of adhesive products by the Domestic segment also increased $0.6 million and reflects increased penetration of our home center customers and price increases that were implemented during the third quarter of fiscal 2007. These sales increases were partially offset by a reduction in sales of certain carpet tools and tack strip products as compared with the same period in the previous year.

The increase in sales in the Domestic and Canadian segments for the nine months ended November 30, 2006 compared to the same period in the previous year was the result of increased sales of underlayment products of $5.3 million and adhesive products $2.4 million. These increases were offset by smaller reductions in sales of other product types including carpet tack strips (approximately $1.0 million) and certain carpet tool products. Once again, sales of products to home center customers positively affected underlayment and adhesive products and as it did in the third quarter, while a discontinuation of sales of certain products to home center customers negatively affected the sales of carpet tack strips.

Overall sales to our home center customers increased approximately 7% and 11% in the three and nine months ended November 30, 2006 compared to the same periods in the previous fiscal year. The increase in home center sales primarily reflects further penetration of our existing product offerings in current home center locations. Increases in product sales in fiscal 2007 compared to fiscal 2006 were somewhat offset by increases in sales rebates due to the additional sales volume for both periods presented.

Sales in our international subsidiaries were positively affected in the three and nine months ended November 30, 2006 compared to the three and nine months period ended November 30, 2005 by a change in currency translation rates between the periods. Sales increased $0.4 million in the third quarter of fiscal 2007 and $1.1 million in the first nine months of fiscal 2007 due to the effect of changes in translation rates, primarily generated by changes in the Canadian Dollar compared with the U.S. Dollar. Consequently, the positive effect on sales is primarily recorded in our Canada segment.

Other Segments

The decrease in sales in our European segment in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 is primarily the result of the disposition of our direct operations in Holland and the associated loss of sales ($0.9 million). During the two previous fiscal years, operations in Holland had been strategically reduced due to ongoing losses, resulting in the reduction in sales and culminating in the disposition of the operation on August 31, 2006. This decline is offset by increased sales in the UK ($0.4 million) and France ($0.2 million). For the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, the increase in the UK and France was $1.4 million and $1.2 million, respectively, offset by the decrease in Holland of $2.1 million. Sales in the UK in fiscal 2006 were reduced by additional rebates to home center customers, and these rebates did not affect the fiscal 2007 periods as significantly. In France, the increases are primarily due to increased sales to additional home center locations during fiscal 2007.

All increases in sales in the Australia/New Zealand segment continue to reflect growth in the region in both home center and distribution sales. The decline in sales in the Other segment for the third quarter of fiscal 2007 compared to the comparable period in fiscal 2006 is due to a slight downturn in sales from our Chile operation during the period. For the first nine months of fiscal 2007 sales in the Other segment increased primarily as a result of further penetration of the home center market in Mexico.

Sales from our non-North American subsidiaries were 22% of total sales in all periods shown in fiscal 2007 and 2006.

Gross Profit

Gross profit by segment for the three and nine months ended November 30, 2006 compared to the three and nine months ended November 30, 2005 are as follows (in thousands except percentages):

	Three Months Ended November 30,			Percent Change	Nine Months Ended November 30,			Percent Change
	2006	2005	Variance		2006	2005	Variance
Domestic	$9,416	$9,059	$357	4%	$28,508	$27,767	$741	3%
Canada	1,837	1,820	17	1%	5,476	4,848	628	13%
Europe	1,161	1,188	(27)	-2%	4,294	4,193	101	2%
Australia/New Zealand	2,037	1,958	79	4%	5,835	5,521	314	6%
Other	244	325	(81)	-25%	712	772	(60)	-8%

Total	$14,695	$14,350	$345	2%	$44,825	$43,101	$1,724	4%

Domestic and Canada

The increase in gross profit in the Domestic and Canadian segments in the third quarter of fiscal 2007 compared to the same period in fiscal 2006 was the result of increased sales volume. The increase was primarily due to the increase in underlayment sales that increased gross profit by $1.1 million. This increase was offset by lower sales volume and gross profit for wet saws of $0.5 million and carpet tools of $0.3 million.

The increase in gross profit in the Domestic and Canadian segment for the nine months ended November 30, 2006 compared to the same period in the previous fiscal year was due to increased sales volume for underlayment of $3.0 million and adhesives of $0.5 million. These amounts were somewhat offset by reductions in margins on carpet tools of $1.4 million and reductions resulting from strategic changes in our carpet tape seaming business (approximately $0.2 million). We sold our domestic carpet tape seaming business in fiscal 2006 as part of the acquisition of Capitol USA. As a result, we began purchasing these carpet tape products subsequent to the transaction from outside vendors. Products previously manufactured internally are now being purchased from external sources at an increased cost. As a result, the gross margin on sales of these products has been reduced in fiscal 2007 in comparison to periods prior to the sale.

Gross margin was positively affected in the three and nine months ended November 30, 2006 compared to the three and nine month periods ended November 30, 2005 by a change in currency translation rates between the periods. Gross margin increased $0.1 million and $0.4 million, respectively, in the third quarter and first nine months of fiscal 2007 compared to the same periods in fiscal 2006 due to the effect of changes in translation rates, primarily generated by changes in the Canadian Dollar compared with the U.S. Dollar. Consequently, the positive effect on gross margin is primarily recorded in our Canada segment.

Also, we have continued to experience increases in raw material prices worldwide during fiscal 2007. While we have continued to make improvements in our manufacturing processes, and have continued to raise prices to our customers in response to the increases in raw materials, these efforts have been largely offset by increases in the cost of raw materials. As a result, gross margin as a percent of sales in the third quarter of fiscal 2007 is consistent with the same measure in the third quarter of fiscal 2006. For the nine month periods, we have experienced a slight decrease in gross margin as a percent of sales in fiscal 2007 compared with fiscal 2006.

Other Segments

As previously discussed, lower sales volume associated with the strategic reduction of our Holland operation was the reason for the decrease in gross profit in the Europe segment in the three month period ended November 30, 2006 compared to the same periods in the previous year. For the nine month period ended November 30, 2006, the increase in gross profit is the result of the sales volume increase in the UK and French operations that more than compensated for the reduction in gross profit in Holland.

Increased sales volume was the primary reason for the increase in gross margin in our Australia/New Zealand segment in the third quarter and first nine months of fiscal 2007 compared to the same periods in fiscal 2006.

Lower sales and profit margin in our Mexican operation caused the reduction in gross profit for the Other segment in the third quarter and nine months ended November 30, 2006 compared to the same periods in fiscal 2006.

The effect of changes in foreign currency exchange rates on gross profit was immaterial in the Europe, Australia/New Zealand and Other segments in the three and nine month periods ended November 30, 2006.

Operating Expenses

Operating expenses by segment for the three and nine months ended November 30, 2006 compared to the three and nine months ended November 30, 2005 are as follows (in thousands except percentages):

	Three Months Ended November 30,			Percent	Nine Months Ended November 30,			Percent
	2006	2005	Variance	Change	2006	2005	Variance	Change
Domestic	$8,944	$8,457	$487	6%	$33,763	$24,953	$8,810	35%
Canada	1,102	1,037	65	6%	3,331	2,839	492	17%
Europe	1,314	1,865	(551)	-30%	6,255	5,473	782	14%
Australia/New Zealand	1,665	1,625	40	2%	4,967	4,766	201	4%
Other	400	276	124	45%	1,235	719	516	72%

Total	$13,425	$13,260	$165	1%	$49,551	$38,750	$10,801	28%

Shipping expenses for the three and nine months ended November 30, 2006 were approximately $5.6 and $16.7 million, respectively compared to approximately $5.1 million and $15.4 million for the same periods in fiscal 2006. The increase in shipping expenses in both periods is primarily due to the increased level of business activity in our Domestic and Canadian segments. In addition, shipping costs increased due to higher freight costs from common carriers resulting from increased fuel costs, although the increases were somewhat lessened in the third quarter of fiscal 2007 compared to the first and second quarters. In all periods presented, shipping expenses remained consistent as a percent of sales at approximately 10%.

General and administrative expenses for the three months ended November 30, 2006 were $4.4 million compared to $4.7 million in the same period in the previous year, a decrease of 6%. For the nine months ended November 30, 2006, general and administrative expenses were $14.6 million as compared to $13.9 million in the same period in the previous year, an increase of 4%. Included in nine months period ended November 30, 2006, was approximately $1.0 million of expenses related to the sale of assets and obligations in Holland as discussed below. Excluding the amounts related to the Holland transaction, general administrative expense decreased to $13.6 million for the nine months ended November 30, 2006 compared to the same period in fiscal 2006. The reduction is primarily due to investments made in sales infrastructure and corporate expenses in our Domestic segment in fiscal 2006 that were not repeated in fiscal 2007. After taking into account the Holland transaction, general and administrative expenses were 8% of sales in both the three and nine months ended November 30, 2006 compared with 9% in the same periods in fiscal 2006.

Selling and marketing expenses in both the three months ended November 30, 2006 and 2005 were $3.6 million. In the nine months ended November 30, 2006, selling and marketing expenses were $10.8 million compared to $10.7 million in the same period in the previous fiscal year, an increase of 2%. The primary reason for the increase was an increase in the marketing expenses associated with our home center customers in our Domestic and Canadian segment related to additional sales volume. As a percent of sales, selling and marketing expenses were consistent in all periods presented at approximately 7%.

We sold our carpet tape seaming business in the first quarter of fiscal 2006. In connection with the sale, operating expenses in the first quarter of fiscal 2006 included a gain on sale of our carpet tape seaming business of $1.1 million, which was recorded in our Domestic segment.

Impairment Loss on Goodwill and Other Intangibles

During the second quarter of fiscal 2007, we performed our annual impairment test on the goodwill and other intangible assets currently recorded. Earnings forecasts for each of our divisions were updated in support of the fair value estimates used in the initial impairment tests. The valuations were based on market approaches, the present value of future cash flows and closing price of our stock as at August 31, 2006. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, U.K. and U.S. reporting units, and led us to conclude that goodwill was impaired. In the second quarter of fiscal 2007 we recorded a $7.6 million impairment charge, which included an estimate for the step two charge, to reduce the carrying value of goodwill and other intangibles to its implied fair value. The second step of the impairment test was completed in the third quarter of fiscal 2007 and resulted in a final impairment charge of $7.5 million. The non-cash charge was recorded at our Domestic ($6.2 million), Europe ($1.0 million) and Other ($0.3 million) segments. The reduction in impairment charge from the second to third quarter of fiscal 2007 of $0.1 million was recorded as income in the current period.

After the non-cash charge for impairment, $7.0 million of goodwill remains recorded on our Domestic segment, $0.9 million in our Canada segment, $0.3 million in our Europe segment and $1.4 million in our Australia/New Zealand segment. No balance remains in our Other segment.

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

Disposition of Assets and Obligations in Holland

On August 31, 2006, we entered into a license and royalty agreement with Estillon B.V. , a European supplier of carpet specialty tools, granting Estillon rights to manufacture, market and distribute products using our Roberts® and Smoothedge® brand names to customers, other than mass merchants, principally within certain European Union countries. At the same time, additional agreements were executed with Estillon whereby Estillon purchased inventory, purchase commitments and accounts receivable from us in exchange for cash.

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

Changes in the Put Warrant Liability

As of November 30, 2006, we reported a liability of $1.0 million relating to the valuation of the put warrants as Other Current Liabilities, as compared to a $2.3 million liability reported at the end of fiscal 2006. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Changes to the fair value of the put warrant liability are recognized in the earnings, as a result, we recognized income of less than $0.1 million and $1.3 million for the three and nine months ended November 30, 2006, respectively. In the same periods in fiscal 2006, we recognized income of $0.1 million and $1.1 million. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in our quarterly net income depending on fluctuations in the price of our stock. For a more detailed discussion regarding the put warrants and management’s estimates of the associated liability, see “Liquidity and Capital Resources”.

Interest Expense

Interest expense for the three and nine months ended November 30, 2006 was approximately $0.7 million and $2.2 million, respectively. These amounts compare to $0.7 million and $1.8 million in the same periods in the previous year. Interest expense increased primarily as a result of increased interest rates during fiscal 2007.

Income Taxes

We recorded a provision for income taxes in the three and nine months ended November 30, 2006 of approximately $0.2 million and $0.5 million, respectively. This compares with a provision for $0.2 million and $1.0 million in the same periods in fiscal 2006. In all periods presented, the change in the put warrant liability is non-deductible for tax purposes. In the jurisdictions that have been affected by the impairment loss on goodwill, a valuation allowance has been recorded for any deferred tax benefit associated with the loss. After removing the put warrant expense, the non-taxable accumulated foreign currency translation related to our disposition of assets in Holland and the impairment loss on goodwill from the calculation, the effective tax rate in the three and nine months ended November 30, 2006 was 40% and 43%, respectively. The effective rate was in excess of our statutory rate due to an adjustment to a prior year tax assessment in the second quarter of fiscal 2007. This rate compares with 37% and 39% in the three and nine months ended November 30, 2005. The fiscal 2006 provision was based upon the statutory tax rates available in every jurisdiction in which we operate as adjusted for tax contingencies.

Net Income

The net income for the third quarter of fiscal 2007 was $0.4 million, or $0.10 per diluted share compared with a net income of $0.3 million or $0.09 per diluted share in the third quarter of fiscal 2006. In the nine months ended November 30, 2006, the net loss was $6.0 million or $1.78 per diluted share compared to net income of $2.6 million or $0.69 per diluted share in the same period in fiscal 2006.

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

The reconciliation of Net Income to Net Income Adjusted for the Change in the Put Warrant Liability and Non-Recurring Items is as follows (in thousands except for per share amounts):

	Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items
	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2006	2005	2006	2005
		(As Restated)		(As Restated)
Net income (loss), as reported (a)	$370	$345	$(6,031)	$2,587
Add back (deduct):
Impairment loss on goodwill and other intangible assets	(78)	—	7,520	—
Realization of currency translation loss related to the disposition of certain assets and obligations of the Holland subsidiary	—	—	447	—
Loss related to the disposition of certain assets and obligations of the Holland subsidiary, net of tax benefit	—	—	354	—
Gain on sale of carpet seaming tape business, net of tax	—	—	—	(708)
Change in put warrant liability	(3)	(88)	(1,319)	(1,050)

Net income adjusted for the change in the put warrant liability and non-recurring items (b)	$289	$257	$971	$829

Earnings (loss) per share, as reported:
Basic ((a)/(c))	$0.10	$0.10	$(1.78)	$0.76
Diluted ((a)/(d))	$0.10	$0.09	$(1.78)	$0.69

Weighted average number of shares outstanding, as reported:
Basic (c)	3,423	3,387	3,402	3,387
Diluted (d)	3,623	3,741	3,402	3,756

Earnings per share adjusted for the change in the put warrant liability and non-recurring items:
Basic ((b)/(e))	$0.08	$0.08	$0.28	$0.24
Diluted ((b)/(f))	$0.08	$0.07	$0.26	$0.22

Weighted average number of shares outstanding as adjusted for the change in the put warrant liability and non-recurring items:
Basic (e)	3,423	3,387	3,402	3,387
Diluted (f)	3,623	3,741	3,679	3,756

Liquidity and Capital Resources

Working capital was approximately $7.7 million as of November 30, 2006 as compared to approximately $7.9 million at February 28, 2006, a decline of approximately $0.2 million.

Net cash provided by operating activities during the nine months of the fiscal 2007 period was approximately $2.5 million compared to approximately $1.7 million for the comparable fiscal 2006 period. In the current fiscal year, net income as adjusted for depreciation, amortization, non-cash charges and changes in deferred taxes was $2.8 million as compared with $3.6 million in the same period in the previous year. In addition, $5.3 million in cash flow was provided by reductions in inventory and accounts receivable during the first nine months of fiscal 2007. In the same period in fiscal 2006, increases in inventory and accounts receivable were a use of cash of $4.2 million. In the fiscal 2007 period, these amounts were offset by a reduction of accounts payable and accrued liabilities of $5.9 million. This compares with cash provided by an increase in accounts payable and accrued liabilities of $2.3 million in the previous fiscal year. The reduction in inventory and accounts payable is the result of resource management programs put in place during fiscal 2006 and fiscal 2007.

Net cash used in investing activities was approximately $0.5 million in the first nine months in fiscal 2007, which is exclusively made up of capital expenditures in the period. Cash used in investing activities in the first nine months of fiscal 2006 was $3.8 million, and included the cash paid for the acquisition of Capitol USA in May 2006.

Net cash used by financing activities was approximately $2.2 million in the first nine months of fiscal 2007 as compared to cash provided of approximately $1.5 million in the same period in the previous year. During the fiscal 2007 period, we borrowed an additional $1.5 million on our lines of credit offset by payments of $3.9 million ($2.1 for long-term debt, $1.8 million in acquisition related debt) on other debt instruments during the period. These amounts were net borrowings of $1.6 million during fiscal 2006.

We have a loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In March 2005, we amended the facility to consolidate our term notes and increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility under the same formula for eligible accounts receivable and inventory that previously existed. In addition, we received approximately $3.0 million of additional term financing under the amendment. The amendment provided for repayment of this facility at a rate of $0.2 million per month at an interest rate of Libor plus 2.125% to Libor plus 2.625%. The amendment also formally released our Chairman and Chief Executive Officer of his guaranty of one of the term loans. The balance on this term note was $2.8 million at November 30, 2006. The revolving facility was also extended to July 2008. In June 2005 and December 2005, certain financial covenants of the loan agreement were amended and, in March 2006 and June 2006, we received a waiver of compliance with certain financial covenants. As of November 30, 2006, the term loan had an interest rate that ranged from Libor plus 2.13% to Libor plus 2.88%, while the revolver bears an interest rate that ranges from Libor plus 1.50% to Libor plus 2.25%. These loans are collateralized by substantially all of our assets. The agreement also prohibits us from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on our Series A and C preferred stock. At November 30, 2006 the rate was Libor (5.27%) plus 2.05% and we had borrowed approximately $24.5 million and had $4.1 million available for future borrowings under our revolving loan facility net of approximately $0.4 million in outstanding letters of credit.

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

The credit agreement was further amended on October 23, 2006 to exclude from the covenant calculations the effect of the goodwill impairment charges, described in Footnote F above, and the losses recorded related to the Holland transaction. Both the disposition of assets and obligations and the realization of the foreign currency translation as discussed in Footnote L related to Holland were excluded. Without this amendment the excluded items recorded in the second quarter of fiscal 2006 would have caused us to be in violation as of August 31, 2006 of the same EBITDA and fixed charge coverage covenants discussed above.

As of November 30, 2006, we were in violation of a financial covenant that requires us to maintain a certain senior debt to trailing EBITDA ratio. On January 12, 2007 we were granted a waiver of the non-compliance with this covenant from the lenders.

Our Australian subsidiary has entered into three term loan facilities with an Australian financial institution to provide financing of up to AUD 1.7 million (approximately US $1.4 million). These facilities expire between April 2007 and October 2008. The loans require quarterly payments of AUD 0.2 million (approximately US $0.1 million) and a final balloon payment. The balance of these term notes was approximately $0.9 million at November 30, 2006.

In May 2005, in connection with the acquisition of the adhesives manufacturing assets, we issued a four-year, non-interest-bearing $4.0 million note due in annual installments of $1.0 million. The principle balance of the note is discounted at an imputed interest rate of 5.20%; the unamortized discount at November 30, 2006 was $0.2 million.

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

After discussions with the SEC, we have determined to value the put warrant liability by calculating the difference between our closing stock price at the end of a reporting period and the warrant exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. We believe this methodology provides an appropriate estimate of entity value. The other methodologies described above may be utilized to value the liability if they yield a higher entity value than the stock price method. Based on this methodology, management determined that a liability of $1.0 million should be reported for the put warrants at the as of November 30, 2006, compared to a liability of $2.3 million at the end of fiscal 2006. The decrease in the liability is included as a less than $0.1 million and a $1.3 million, respectively, reduction of expense on the income statement in the three and nine months ended November 30, 2006. In the same periods in fiscal 2006, we recognized income of $0.1 million and $1.1 million. Changes in the value of the liability are recorded in net income of the period.

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

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning, and include statements relating to the adequacy of our liquidity sources to meet our working capital needs and anticipated expenditures; the timing of the disposition of certain assets; our ability to increase the amount of sales of our products and expected sales levels of our products, our ability to increase prices and maintain or improve our gross margins; our ability to maintain good relationships with our suppliers and major customers; our ability to pass cost increases on to our customers; our ability to continue to do business around the world; our ability to successfully expand our market share, capitalize on new customers and cross-sell our products; our ability to introduce new and innovative products, expand existing product lines, and increase our sales and marketing penetration; our ability to continue our performance and that of our products and to increase stockholder returns; our ability to enhance our position as a worldwide manufacturer and distributor of specialty tools; expectations regarding the growth in sales of the largest home improvement retailers as compared to the rate of sales growth in the overall market; expectations regarding growth trends in the flooring segment of the home improvement market; and expectations that we will continue to penetrate more foreign markets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

International sales from our non-North American operations accounted for approximately 22% of total sales during both the third quarter and first nine months of fiscal 2007. International sales are generated from foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in local currency and, accordingly, use the local currency as their functional currency.

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

We averaged $34.0 million of variable rate debt during the third quarter of fiscal 2007. If interest rates would have increased by 10%, the effect on our financial statements would have been an increase in interest expense of approximately $0.1 million and $0.2 million for the three and nine month periods ended November 30, 2006, respectively.

We issued 325,000 warrants associated with certain of our previously existing subordinated debt. These warrants contain put and call provisions as defined in the agreement (See Liquidity and Capital Resources) If the fair value of the warrant changes by $0.10, the effect would be an adjustment to earnings of less than $0.1 million.

Item 4. Controls and Proce dures.

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

We have implemented and continue to implement various measures to address the material weaknesses and to improve overall internal control over financial reporting, including, (a) hiring of additional personnel to respond to the financial reporting and control complexities associated with our expanding operations; (b) developing and implementing additional control procedures over the recording of intercompany transactions, reconciliation of intercompany balances, and monitoring of compliance with those procedures; and (c) developing and implementing additional control procedures over the initiation and review of adjusting journal entries.

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

(b)	Except as described above, there were no significant changes to our internal controls over financial reporting or in other factors that could significantly affect such internal controls during the three months ended November 30, 2006.

PA RT II. OTHER INFORMATION

Ite m 1. Legal Proceedings

We are involved in litigation from time to time in the course of our business. In the opinion of management, based on information currently available to it, no material legal proceedings are pending to which we or any of our property is subject.

In August 2006, we were served with a complaint in Greene v. Ashland Chemical, Inc., et al., Case No. 03-CV-231458, Div. 7, which matter is currently pending in the Circuit Court of Jackson County, Missouri at Kansas City. In this wrongful death matter, plaintiff has alleged that Q.E.P. Co., Inc., f/k/a Roberts Consolidated Industries, Inc.,” “Roberts Consolidated Industries,” and more than 35 other defendants manufactured products containing benzene with which the plaintiff came into contact with while working between approximately 1954 and 1999, and which allegedly caused his death. We filed an answer to the Complaint in December 2006 denying the allegations and asserting several defenses. We do not currently believe that either named defendant is a proper defendant or that plaintiff’s claims against either entity are meritorious. We intend to defend against the allegations. The case is in the early stages of discovery.

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

In particular, we are substantially dependent on two customers, Home Depot and Lowe’s, for a large percentage of our sales. Any significant reduction in business with Home Depot or Lowe’s as a customer would have a material adverse effect on our financial position and results of operations.

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

During the third quarter of fiscal 2007, we concluded our annual impairment test on the goodwill and other intangible assets currently recorded. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, UK and domestic reporting units, and led us to conclude that goodwill and other intangibles were impaired. Therefore, under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we recorded a non-cash impairment charge of $7.5 million to reduce the carrying value of goodwill and other intangibles to their implied fair value. Any future impairment charges could have a material adverse effect on our financial condition, earnings and results of operations and could cause our stock price to decline.

We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate.

Because a portion of our business is conducted in foreign currencies, fluctuations in currency prices can have a material impact on our results of operations. The effect on sales of changes in the foreign currency exchange rates was $0.4 million and $1.1 million for the three and nine months ended November 30, 2006. Although we finance certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate our foreign currency exposure, we cannot predict the effect foreign currency fluctuations will have on our results of operations in future periods.

We estimate that a 10% change of the U.S. dollar against local currencies would have changed our operating income by approximately $0.1 million and $0.2 million in the three and nine months ended November 30, 2006. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of current period. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of November 30, 2006, the net foreign currency translation adjustments reduced shareholders’ equity by $3.8 million.

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

During the past two years, we have experienced a number of changes in our management. On April 26, 2005, our controller and principal accounting officer was relieved of his duties and subsequently terminated. On October 10, 2005, we appointed James Brower as Executive Vice President and Chief Operating Officer. On December 2, 2005, our Chief Financial Officer resigned effective January 15, 2006. On July 21, 2006, we appointed Stuart F. Fleischer to serve as Chief Financial Officer. These and other senior management changes could disrupt our ability to manage our business, and any such disruption could adversely affect our operations, growth, financial condition and results of operations. Our success is also dependent upon our ability to hire and retain qualified finance and accounting, operations, and other personnel. We cannot assure you that we will be able to hire or retain the personnel necessary for our planned operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operation.

Our inability to maintain access to the debt and capital markets may adversely affect our business and financial results.

Our ability to operate our business, invest in our business, refinance maturing debt obligations and make strategic acquisitions requires access to sufficient bank credit lines and capital markets to support cash requirements. If our current level of cash flow is insufficient and we are unable to access additional resources, we could experience a material adverse affect on our business and financial results.

We have debt service obligations which are subject to certain financial, as well as restrictive covenants, the breach of which could trigger a default under our Credit Facility and the acceleration of our outstanding indebtedness.

Our credit facilities require that we maintain specific financial ratios and comply with certain covenants, including various financial covenants that contain numerous restrictions on our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, or take other actions. Furthermore, our existing credit facilities are, and future financing arrangements are likely to be, secured by substantially all of our assets. If we breach any of these covenants, a default could result under one or more of these agreements. We have in the past violated certain covenants under our credit facilities, and we cannot assure you that we will not violate certain covenants in the future. A default, if not waived by our lenders, could result in the acceleration of outstanding indebtedness and cause our debt to become immediately due and payable.

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

Prior to our fiscal year ended February 28, 2006, we had estimated the amount of the liability using a formula based on EBITDA as contemplated under the Warrant Agreement or an internal appraisal value based on a multiple of projected EBITDA. For the fiscal year ended February 28, 2006, we hired an independent appraiser to perform a comprehensive appraisal which served as the basis for recording the put warrant liability for such fiscal period. After discussion with the SEC, we determined to value the put warrant liability at any reporting date by calculating the difference between our closing stock price on the last day of the reporting period and the warrant exercise price of $3.63 per share multiplied by the 325,000 warrants granted. We believe this methodology provides an appropriate estimate of entity value. The other methodologies described above may be utilized to value the liability if they yield a higher entity value than the stock price method.

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

Ite m 6. Exhibits

3.1	Certificate of Incorporation of the Company (1)

3.2	By-Laws of the Company, as amended though August 20, 2004 (2)

4.1	Form specimen Certificate for Common Stock of the Company (1)

4.2	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering (1)

4.3	Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) (3)

4.4	Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70), and IBJ Schroeder as Escrow Agent ($500,000) (3)

10.1	Letter Agreement between the Company and Stuart F. Fleischer dated July 14, 2006(4)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477) filed with the Securities and Exchange Commission on July 2, 1996, and incorporated herein by reference.
(2)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 14, 2004, and incorporated herein by reference.
(3)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.
(4)	Filed with the Company’s Report on Form 10-Q filed with the Securities and Exchange Commission on October 23, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q.E.P. CO., INC.

By:	/s/ Stuart F. Fleischer
Stuart F. Fleischer
Chief Financial Officer
January 16, 2007

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