Form 10-K
period 2007-02-28
QEP CO INC
filed 2007-05-29
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-21161

Q.E.P. CO., INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-2983807
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1001 BROKEN SOUND PARKWAY NW, SUITE A, BOCA RATON, FLORIDA	33487
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 994-5550

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $001 Par Value Per Share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of Q.E.P. Co., Inc. Common Stock, $.001 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of August 31, 2006 was $11.7 million.

The number of shares outstanding of each of the registrant’s classes of common stock as of May 24, 2007 is 3,440,401 shares of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement which the Registrant will file with the Securities and Exchange Commission in connection with the Registrant’s Annual Meeting of Stockholders to be held on August 3, 2007 are incorporated by reference in Part III of this Form 10-K to the extent provided in Items 10, 11, 12, 13 and 14 hereof.

Q.E.P. CO., INC. AND SUBSIDIARIES

FISCAL YEAR 2007 FORM 10-K

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning, and include statements relating to the adequacy of the Company’s liquidity sources to meet the Company’s working capital needs and anticipated expenditures; the Company’s ability to increase the amount of sales of its products and expected sales levels of its products, the Company’s ability to increase prices and maintain or improve its gross margins; the Company’s ability to maintain good relationships with its suppliers and major customers; the Company’s ability to pass cost increases on to its customers; the Company’s ability to continue to do business around the world; the Company’s ability to successfully expand its market share, capitalize on new customers and cross-sell its products; the Company’s ability to introduce new and innovative products, expand existing product lines, and increase its sales and marketing penetration; the Company’s ability to successfully identify and complete acquisitions and to improve its distribution capabilities; the Company’s ability to continue its performance and that of its products and to increase stockholder returns; the Company’s ability to enhance its position as a worldwide manufacturer and distributor of specialty tools; expectations regarding the growth in sales of the largest home improvement retailers as compared to the rate of sales growth in the overall market; expectations regarding growth trends in the flooring segment of the home improvement market; expectations that the Company will continue to penetrate more foreign markets; the Company’s ability to improve its distribution capabilities through increased use of technology and reevaluation of geographic locations; the Company’s ability to compete with foreign competitors; the impact of the loss of one of more of the Company’s patents; the expected settlement amount of the put warrant liability; the adequacy of the Company’s existing physical facilities; the expected timeline for completion of the disposition of the Holland assets; the Company’s expectations regarding its future effective tax rate; and the Company’s anticipated expenditures on monitoring of wells and other environmental activity.

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

The Company’s principal subsidiaries include Roberts Consolidated Industries, Inc., a worldwide leader in the carpet installation market; Roberts Capitol, Inc., a manufacturer of adhesives in Dalton, Georgia; Q.E.P. Stone Holdings, which manufactures dry set powders and grouts in Georgia and Florida; O’Tool Company (See Subsequent Event Note S), a distributor to the trowel trades; Boiardi Products Corp. of Little Falls, N.J., a manufacturer of a full line of thin-set mortars, grouts, self-leveling concrete toppings and crack-suppressing waterproof membranes used in the flooring industry; PRCI S.A., a distributor of ceramic tile tools to the retail and distribution marketplace in France; Q.E.P. Co. U.K., Ltd., Roberts U.K., Ltd. and Q.E.P. Roberts Ireland, Ltd. manufacturers and distributors of accessory flooring and safety products in the United Kingdom and Ireland; Q.E.P. Australia Pty, Ltd., one of the largest distributors of tools and installation products for all types of flooring in the Australian marketplace; Q.E.P. New Zealand, a distributor of accessory flooring supplies; Roberts Mexicana S.A. de C.V., a manufacturer and distributor of flooring installation products in Mexico; Q.E.P. Chile, a distributor of ceramic tile accessories located in Santiago, Chile; and Zocalis, SRL, an Argentinean manufacturer of ceramic borders and trim.

The Company operates in five business segments: domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment being the responsibility of a segment manager, except for the Canadian segment, which is managed by members of the domestic segment’s senior management team. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of our operations in the UK, France, Ireland, Holland and Germany. The Other segment is made up of operations in Latin America and other geographic areas.

Market Overview

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to the industry information published by Floor Covering Weekly, a trade publication, total installed floor covering sales for the United States rose 13% in 2005 to approximately $62 billion while home center sales, with lumberyards similar to Home Depot and Lowe’s, were approximately $10.8 billion. Although 2006 saw the continued slowdown in housing starts and dwindling builder confidence that started in 2005, the Company believes that several factors remain supportive of a strong home improvement market, including (i) slowing but still strong housing activity, (ii) aging of the United States housing stock which requires greater repair and maintenance expenditures, (iii) signs that the recent decline in housing turnover of both new and existing homes will stabilize in 2007, (iv) increases in personal disposable income, (v) near record home ownership that provides a customer base for increased investment homes improvement projects, and (vi) changes in consumer preferences, which have caused an increase in the median size of new homes and which have contributed to demand for remodeling and expansion of older homes. Home improvement market distribution channels continue to consolidate as a result of the success of the warehouse home center format. The continued dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions, and multiple location, large-format stores. The Company’s two largest customers, Home Depot and Lowe’s, accounted for approximately $138 billion of home center sales their fiscal year 2006. Based on data available to the Company, the Company believes that the primary beneficiaries of this consolidation among worldwide home improvement retailers have been the top two or three companies (ranked by annual sales volume). Thus, while the home improvement market’s retail sales have expanded, the market is being increasingly dominated by the largest retailers.

The Company’s two largest customers, Home Depot and Lowe’s, experienced annual sales growth rates in fiscal 2007 of 11% and 9%, respectively, according to their published financial reports and both have plans to continue increasing the number of stores each operates. As consolidation continues among home improvement retailers, the Company expects that sales of the largest national and regional home improvement retailers will continue to increase at greater rates than the rate of sales growth in the overall market. The Company expects that the growth trends in the flooring segment of the home improvement market and among its customer base will directly affect the Company’s ability to generate growth in its sales and net income, its expansion strategy and the nature of its sales and marketing initiatives.

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

Enhance Distribution and Manufacturing Capabilities. In order to effectively serve the customer base and help to restrain cost increases, the Company seeks to improve its distribution capabilities through the increased use of technology as well as reviewing its facilities for correct size and geographic location. In fiscal 2007, the Company closed its facility in Illinois and moved the manufacturing and distribution operations to its Dalton location. The Company is considering consolidating other operations where appropriate. The Company currently has distribution and manufacturing capability located throughout the United States, Canada, Australia, New Zealand, the United Kingdom, Mexico, France, Ireland, and Central and South America. On August 31, 2006, the Company entered into a license and royalty agreement with Estillon B.V., a European supplier of carpet specialty tools, granting Estillon rights to manufacture, market and distribute products using our Roberts® and Smoothedge® brand names to customers, other than mass merchants, principally within certain European Union countries. As a result of this license and royalty agreement and the sale agreements, we will no longer conduct direct operations in Holland. The Company estimates that in fiscal 2007, it manufactured approximately 20% of its Q.E.P.™ and Roberts™ product lines.

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

Relationship with Major Customers

In 1982, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the world, third largest retailer globally and the second largest retailer in the United States based on annual sales volume. In 1993, the Company added Lowe’s as a customer, which is now the second largest home improvement retailer in the world and eighth largest retailer in the United States. Home Depot and Lowe’s are the Company’s two largest customers accounting for 47% and 10% of the Company’s fiscal 2007 sales, respectively.

Because of the importance of home improvement retailers to its business, the Company has worked with these major customers to supplement their customer service programs to ensure that the specific needs of the end user are given a high priority. Features of the Company’s customer service programs for its major customers include providing a wide range of in-store services, such as, assistance with inventory, maintenance of product displays, introduction of new products, maintaining inventories of tools and related products in multiple locations to permit rapid shipping, delivering orders promptly, holding education classes for retail store personnel, packaging with multilingual labels, prepaying delivery for product shipments with minimum purchase requirements, participating in cooperative promotions and special sales events, providing product research for buyers, operating a customer service hotline, providing parts and repair service, extension of advertising allowances, accepting orders electronically and billing through electronic data interchange, bar coding for each individual stock-keeping unit, and incorporating anti-theft tags in packaging. The Company believes that its major customers place considerable value on service and promotional support and frequently evaluates its service and promotional activities in an effort to serve its customers more effectively.

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

Manufacturing and Suppliers

The Company estimates that in fiscal 2007 it manufactured approximately 20% of its Q.E.P.™ and Roberts™ product lines. The Company manufactures adhesives, carpet installation tools and ceramic tile spacers at its main manufacturing facility in Mexico, Missouri. Flooring adhesives are produced at the Company’s facilities in Bramalea, Ontario, Canada; Mexico City, Mexico; and Dalton, Georgia. Grouts and related products are manufactured at the Company’s Little Falls, New Jersey; Dalton, Georgia; Bramalea, Ontario, Canada and Ft. Pierce, Florida facilities, and laminate flooring underlayment is manufactured in Dalton, Georgia. In Australia, the Company manufactures accessories used for the installation of ceramic tile. Ceramic trim is manufactured in Argentina. Tile cutters, safety products and ceramic tile spacers are manufactured in the United Kingdom.

The Company purchased finished products and components from approximately 250 different suppliers in fiscal 2007. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers and generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company’s operations. The Company receives product from its suppliers into its four main North American warehouses located in Mexico, Missouri; Henderson, Nevada; Dalton, Georgia; and Bramalea, Ontario, Canada. Disruption in supply to any of these warehouses may result in excessive inventory levels and added costs to the Company. Further, in fiscal 2007, the Company purchased in excess of $14.1 million and $5.7 million of finished product from two foreign suppliers representing 17% and 7%, respectively of domestic product purchases.

Distribution, Sales and Marketing

The Company’s specialty tools and related products are currently sold through four distinct distribution channels: (i) the Company’s sales staff; (ii) independent manufacturing representatives; (iii) an in-house telemarketing sales force; and (iv) outside salaried and commissioned sales representatives. Management estimates that gross sales through its primary distribution channels in fiscal 2007 were as follows: 65% to national and regional home improvement retailers and 35% to specialty distributors, other specialty retailers and original equipment manufacturers.

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

The Company is aware of a number of competitors, many of which are foreign and may have greater financial, marketing and other resources than the Company. The Company’s foreign sales, excluding Canada, accounted for approximately 21% of net sales during fiscal year 2007. Fiscal 2007 net sales generated by the Company’s European subsidiaries were approximately 10%, its Australian/New Zealand subsidiaries approximately 10% and its Latin American subsidiaries was approximately 1%. The Company is continuing to penetrate more markets within the countries it currently serves and, as a result, the Company may experience competition from foreign companies, which could adversely affect the Company’s gross margins on its foreign sales.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $0.3 million and this amount was subsequently increased by $0.6 million to $0.9 million based on an estimate for the cost of remediation. During fiscal 2007, the Company increased the reserve by an additional $0.1 million. Through fiscal 2007, the Company has spent approximately $0.8 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for the next few years.

During fiscal 2002, the Company received notice from the United States Environmental Protection Agency (the “EPA”) that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April 2003 and October 2006, the record owner and a prior owner of certain real property in Vancouver, Washington informed the Company that an entity known as Roberts Consolidated Industry, Inc. owned or operated a facility during which time hazardous substances were disposed of or released at the site, and that, pursuant to Washington State law, the Company is or may be liable for clean up action costs at the site. At this time, the Company is not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities.

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

Employees

As of May 15, 2007, the Company had 536 employees, including 102 administrative employees, 110 sales and marketing employees, 142 manufacturing employees and 182 employees responsible for shipping activities. Of the 536 total employees, 25 are part-time and 231 are located at the Company’s international subsidiaries. The Company has not experienced any work stoppages and none of the Company’s employees are represented by a union. The Company considers its relations with the employees to be good.

Item 1A.	Risk Factors

You should carefully consider the risks described below and all other information contained in this annual report on Form 10-K, including our consolidated financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

In particular, the Company is substantially dependent on two of its customers, Home Depot and Lowe’s, for a large percentage of its revenues. These two customers accounted for approximately 57% and 55% of the Company’s total net sales in fiscal 2007 and fiscal 2006, respectively. The Company expects that it will continue to rely upon these customers for a significant portion of its revenues. Any significant reduction in business with Home Depot or Lowe’s as a customer of the Company would have a material adverse effect on the financial position and results of operations of the Company.

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates.

Because a portion of the Company’s business is conducted in foreign currencies, fluctuations in currency prices can have a material impact on its results of operations. As a result of the fluctuations in currency prices, the Company had a total foreign exchange benefit on net revenue of approximately $1.6 million during the twelve months ended February 28, 2007. Although the Company finances certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate its foreign currency exposure, the Company cannot predict the effect foreign currency fluctuations will have on its results of operations in future periods.

The Company estimates that a 10% change of the U.S. dollar against local currencies would have changed its operating income by approximately $0.2 million in fiscal 2007 and approximately $0.2 million in fiscal 2006. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of February 28, 2007, the net foreign currency translation adjustments reduced shareholders’ equity by $2.4 million.

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

Senior management changes, including, without limitation to Lewis Gould, the Company’s Chief Executive Officer, could disrupt the Company’s ability to manage its business, and any such disruption could adversely affect the Company’s operations, growth, financial condition and results of operations. The Company’s success is also dependent upon its ability to hire and retain qualified finance and accounting, operations, and other personnel. The Company cannot assure you that it will be able to hire or retain the personnel necessary for its planned operations or that the loss of any such personnel will not have a material impact on the Company’s financial condition and results of operation.

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

The Company’s credit facilities require that the Company maintain specific financial ratios and comply with certain covenants, including various financial covenants that contain numerous restrictions on the Company’s ability to incur additional debt, pay dividends or make other restricted payments, sell assets, or take other actions. Furthermore, the Company’s existing credit facilities are, and future financing arrangements are likely to be, secured by substantially all of the Company’s assets. If the Company breaches any of these covenants, a default could result under one or more of these agreements. The Company has in the past violated certain covenants under its credit facilities and cannot provide assurance that it will not violate certain covenants in the future. A default, if not waived by the Company’s lenders, could result in the acceleration of outstanding indebtedness and cause the Company’s debt to become immediately due and payable.

The Company and its independent auditors have identified material weaknesses in the Company’s internal control over financial reporting and the Company cannot assure you that additional material weaknesses will not be identified in the future.

The Company and its independent auditors have identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) reconciling intercompany balances, (ii) ensuring proper documentation and review of consolidating adjusting journal entries, (iii) recording inventory transactions appropriately and preparing the financial results of one of its foreign subsidiaries, and (iv) reviewing the financial results of its foreign subsidiaries. Under current standards of the Public Company Accounting Oversight Board, a material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although the Company has implemented, and continues to implement, various measures to improve internal control over financial reporting, there can be no assurance that the Company will be able to remedy the material weaknesses that have been identified or that additional material weaknesses will not be identified by the Company or its independent auditors. Any failure to remediate the material weaknesses identified by the Company and its independent auditors or to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results, cause the Company to fail to meet its reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure also could affect the ability of the Company’s management to certify that the Company’s internal controls are effective when it provides an assessment of internal control over financial reporting pursuant to rules of the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002, when they become applicable to the Company beginning with the Annual Report on Form 10-K for the year ending February 29, 2008, and could affect the results of the Company’s independent registered public accounting firm’s attestation report when it becomes applicable for the year ending February 28, 2009. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock. For more discussion, see “Controls and Procedures” beginning on page 36.

The Company’s method for estimating the value of the Company’s put warrant liability may differ materially from the actual settlement amount of the put warrant liability.

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

The Company determined to value the put warrant liability at any reporting date by calculating the difference between the Company’s closing stock price on the last day of the reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants granted. The Company believes this methodology provides an appropriate estimate of entity value. The other methodologies may be utilized to value the liability if they yield a higher entity value than the stock price method. Consequently, the actual settlement amount of the put warrant liability could differ materially from the value determined by marking the warrants to market at the end of any particular fiscal period.

The Company may be required to record a significant charge to earnings if it determines that its goodwill or other intangible assets arising from acquisitions are impaired.

The Company is required to review its goodwill and other intangible assets for impairment in accordance with SFAS No. 142 at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. If The Company determines that significant impairment has occurred in the future, it would be required to write off goodwill or other intangible assets. The Company’s annual impairment assessment date is August 31st.

During fiscal 2007, the Company completed its annual impairment test on the goodwill and other intangible assets currently recorded. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, UK and domestic reporting units, and led the Company to conclude that goodwill and other intangibles were impaired. Therefore, under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company recorded a non-cash impairment charge of $7.5 million to reduce the carrying value of goodwill and other intangibles to their implied fair value. Any future impairment charges could have a material adverse effect on our financial condition, earnings and results of operations and could cause our stock price to decline.

Item 2.	Properties

The Company operates 34 facilities in the United States, Canada, Mexico, Europe, Australia, South America, New Zealand and China. Ten of these facilities are used in whole or in part for manufacturing operations. The remainder of the facilities are used for administrative, sales and warehousing functions.

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

The Company believes that its existing facilities are adequate to meet its current needs and that additional facilities can be leased to meet future needs. During fiscal 2007, the Dalton, Georgia facility was expanded and certain operations from other facilities were consolidated into this location in order to gain manufacturing and cost efficiencies.

Item 3.	Legal Proceedings

The Company is involved in litigation from time to time in the course of its business. Based on information currently available to management, the Company does not believe that the outcome of any legal proceedings in which the company is involved will have a material adverse impact on the Company.

During fiscal 2002, the Company received notice from the United States Environmental Protection Agency (the “EPA”) that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April 2003 and October 2006, the record owner and a prior owner of certain real property in Vancouver, Washington informed the Company that an entity known as Roberts Consolidated Industry, Inc. owned or operated a facility during which time hazardous substances were disposed of or released at the site, and that, pursuant to Washington State law, the Company is or may be liable for clean up action costs at the site. At this time, the Company is not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities (see Environmental Matters).

In August 2006, we were served with a complaint in Greene v. Ashland Chemical, Inc., et al., Case No. 03-CV-231458, Div. 7, which matter is currently pending in the Circuit Court of Jackson County, Missouri at Kansas City. In this wrongful death matter, plaintiff has alleged that the Company, and Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company, along with more than 30 other defendants, manufactured products containing benzene with which the plaintiff came into contact while working between approximately 1954 and 1999, and which allegedly caused his death. An answer to the Complaint was filed in December 2006 denying the allegations and asserting several defenses. The Company does not currently believe that either named defendant is a proper defendant or that plaintiff’s claims against either entity are meritorious. The Company intends to defend against the allegations. The case is in the discovery stage. Plaintiffs have not yet quantified the damages they seek.

In March 2006, the Company was served with a complaint in Imogene Calcaterra-Lepique and C.C., by and through her Next Friend, Brenda O’Neal v. Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc., Home Depot, Inc., General Electric Co., and Rheem Mfg. Co,, Case No. 4:06-CV-1050 CAS, which is currently pending in the U.S. District Court for the Eastern Distinct of Missouri. In this wrongful death matter, plaintiffs have alleged that the decedent suffered burns, allegedly causing his death, when installing carpet using Roberts 4000 carpet adhesive, a product manufactured by Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company. Plaintiffs allege that fumes from the Roberts 4000 caused the fire that injured the decedent. The Company has submitted the matter to its insurer and the insurer has retained counsel. Plaintiffs have served a statutory demand for $20,000,000. The case is in the discovery stage and is set for trial in May 2008. The Company intends to defend against the allegations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company’s Common Stock is traded on the Nasdaq Global Market. The following table sets forth the high and low sales price per share for the Common Stock for each quarter during fiscal year 2007 and 2006, as reported on the Nasdaq Global Market.

	Fiscal Year Ended February 28,
	2007		2006
	High	Low	High	Low
First Quarter	$12.55	$9.27	$15.02	$8.82
Second Quarter	$10.21	$6.00	$14.94	$9.30
Third Quarter	$7.69	$6.07	$12.99	$9.69
Fourth Quarter	$6.90	$4.37	$11.47	$10.43

On May 16, 2007, the closing price of the Common Stock on the Nasdaq Global Market was $6.00. As of that date, there were 24 holders of record of the common stock and approximately 1,926 beneficial owners of the common stock.

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

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings or this Annual Report, the following performance graph and accompanying data shall not be deemed to be incorporated by reference into any such filings. In addition, they shall not be deemed to be “soliciting material” or “filed” with the SEC.

The following graph is a comparison of the cumulative total returns for the Company’s Common Stock as compared with the cumulative total return for the NASDAQ Stock Market (U.S.) Index and the Russell 2000 Index. The Securities and Exchange Commission rules provide that the Company may compare its returns to those of issuers with similar market capitalization if the Company does not use a published industry or line-of-business index as a comparison and does not believe it can reasonably identify a peer group. After reasonable inquiry, the Company determined that no existing published industry or line-of-business indexes were applicable to the Company’s business. In addition, the Company was unable to identify a peer group of publicly traded companies to which it believed a reasonable and meaningful comparison could be made. Therefore, the Company determined to compare its returns to those of the Russell 2000 Index, an index which the Company believes includes companies with market capitalizations similar to its own. The graph assumes that $100 was invested in the Company’s Common Stock on February 28, 2002 and in each of the indexes on such date, and that all dividends were reinvested.

	Cumulative Total Return
	2/02	2/03	2/04	2/05	2/06	2/07
Q.E.P. Co., Inc.	100.00	152.94	357.41	341.41	251.76	147.76
NASDAQ Composite	100.00	77.36	118.86	122.40	137.91	148.37
Russell 2000	100.00	77.90	128.08	140.28	163.55	179.70

Issuer Purchases of Equity Securities

Beginning in fiscal 1999, the Company has from time to time repurchased shares of its outstanding Common Stock from Ms. Susan Gould, Corporate Secretary, having a value of approximately $0.6 million pursuant to a Board resolution to purchase up to 1,000 shares of Common Stock per month at a price per share equal to $.50 less than the closing price of the Common Stock on the date of repurchase. Ms. Gould is not obligated to sell any shares of Common Stock to the Company. As of May 15, 2007, Ms. Gould has sold a total of 114,000 shares to the Company. The Company repurchased 12,000 shares from Ms. Gould during fiscal 2007. No shares were repurchased in the fourth quarter of fiscal 2007.

Equity Compensation Plans

The following table provides information as of February 28, 2007 about shares of the Company’s Common Stock to be issued upon exercise of options, warrants and other rights under the Company’s existing equity compensation plans.

Plan Category	Number Of Securities To Be Issues Upon Exercise Of Outstanding Options/SARS	Weighted Average Exercise Price Of Outstanding Options/SARS	Number Of Securities Remaining Available For Future Issuance Under The Equity Compensation Plan (Excluding Securities Reflected In The First Column)
Equity Compensation Plan Approved by Security Holders(1)	450,125	$8.07	363,057
Equity Compensation Plan Not Approved by Security Holders	40,000	$4.00	—

Total	490,125		363,057

(1)	This plan is the Company’s Omnibus Stock Plan of 1996.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth on the following page as of and for the years ended February 28 or 29, 2003, 2004, 2005, 2006 and 2007 have been derived from the audited consolidated financial statements of the Company. The audited consolidated statements of income for the years ended February 28, 2003 and 2004 and the audited consolidated balance sheets as of February 28 or 29, 2003 through 2005 are not included in this filing. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of this report) and the audited consolidated financial statements and related notes.

OPERATING DATA:	FISCAL YEAR ENDED FEBRUARY 28 OR 29,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Net Sales	$216,006	$206,252	$168,926	$139,172	$125,713
Cost of goods sold	156,326	150,318	120,038	94,065	84,883

Gross profit	59,680	55,934	48,888	45,107	40,830
Shipping	23,577	22,024	17,798	14,934	12,256
General and administrative	19,355	18,821	15,068	12,300	10,980
Selling and marketing	12,581	13,065	11,566	8,929	9,888
Impairment loss on goodwill and other intangibles	7,520	—	—	—	—
Other expense (income), net	(43)	(1,156)	243	721	(68)

Operating income	(3,310)	3,180	4,213	8,223	7,774
Change in put warrant liability	1,437	1,238	221	(2,824)	(731)
Interest expense, net	(2,977)	(2,498)	(1,537)	(1,586)	(1,876)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle.	(4,850)	1,920	2,897	3,813	5,167
Provision (benefit) for income taxes	723	922	(119)	2,379	2,243

Net income (loss) before cumulative effect of change in accounting principle	(5,573)	998	3,016	1,434	2,924
Cumulative effect of change in accounting principle	—	—	—	—	(3,048)

Net income (loss)	$(5,573)	$998	$3,016	$1,434	$(124)

Net income (loss) per share:
Basic	$(1.64)	$0.29	$0.89	$0.43	$(0.04)

Diluted	$(1.64)	$0.26	$0.78	$0.41	$(0.04)

Weighted average number of common shares outstanding
Basic	3,411	3,387	3,388	3,345	3,328

Diluted	3,411	3,752	3,837	3,474	3,328

BALANCE SHEET DATA:	2007	2006	2005	2004	2003
Working capital	$5,079	$7,863	$11,370	$12,036	$10,623
Total assets	87,156	101,086	87,108	78,233	71,889
Long term obligations	4,949	9,147	10,068	10,715	8,687
Total liabilities	64,873	74,069	60,016	54,366	49,765
Shareholders’ equity	22,283	27,017	27,092	23,866	22,125

See Note B 17 of the Consolidated Financial Statements for a description of the reclassification, for comparative purposes, of amounts relating to cooperative advertising, in-store service expense and certain shipping costs. This reclassification results in a decrease in sales and selling and marketing expenses, and an increase in shipping cost. The reclassification has also been applied to fiscal years 2004 and 2003. In fiscal year 2004, sales decreased by $4.1 million, selling and marketing expense decreased by $4.5 million and shipping cost increased by $0.4 million. In fiscal year 2003, sales decreased by $3.6 million, selling and marketing expense decreased by $3.9 million and shipping cost increased by $0.3 million. This reclassification had no impact on the Company’s financial condition, operating income or net earnings.

The Company has revised its prior years weighted average number of common shares outstanding to consider the shares held in treasury. The impact on net income (loss) per share is immaterial.

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

The Company experienced a 5% increase in net sales in fiscal 2007 in comparison to the previous fiscal year, which management attributes primarily to the growth in sales of flooring underlayment and adhesives products. In addition, further penetration of the Company’s existing and new product offerings across more and within existing home center locations also contributed to the increase. The Company’s gross profit as a percent of sales increased to 27.6% in fiscal 2007 from 27.1% in fiscal 2006 and was positively impacted by several factors in fiscal 2007. The Company experienced success in increasing the sale of higher margin products, most notably the underlayment products, and also was able to increase selling prices and reduce the cost on select categories of products. This offset the raw material cost increases that occurred throughout fiscal 2007 primarily for petroleum-based raw materials used in adhesives and aluminum and copper used in other flooring tools. Gross margin was also affected by an increase in the level of sales and rebates issued to home center customers in fiscal 2007. As a regular practice, customers in the home center distribution channel are issued rebates from each vendor, the magnitude of which depends on the particular level of business activity.

During fiscal 2007, the Company performed its annual impairment test on the goodwill and other intangible assets currently recorded. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, U.K. and U.S. reporting units, and led the Company to conclude that goodwill was impaired. The Company recorded a non-cash impairment charge of $7.5 million in fiscal 2007.

Effective in fiscal 2007, the Company no longer conduct direct operations in Holland. All future obligations related to the employees, the facilities in Holland and the disposition of assets have been paid or accrued as of February 28, 2007. The Company recorded a charge of $0.5 million for the write-off of Holland’s accumulated foreign currency translation during the second quarter of fiscal 2007, which is recorded in general and administrative expenses. In addition, the charge recorded in fiscal 2007 for the disposition of Holland operations assets and obligations was approximately $0.9 million, which is also recorded in general and administrative expense.

Net loss for the year was $5.6 million, or $1.64 per diluted share compared with net income of $1.0 million or $0.26 per diluted share in fiscal 2006. The non-cash goodwill impairment charge and disposition of the Company’s Holland operations described above contributed to the reduction in net income in comparison to the fiscal 2006 period.

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

Put Warrant Liability

In connection with the subordinated loan agreement entered into during fiscal 2001 the Company issued 325,000 10-year warrants at an exercise price of $3.63 per share. The put warrants continue to remain outstanding and since April 5, 2006 can be “put” to the Company at any time, based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. In the event the warrant is put to the Company, the Company will be required to pay the holder of the warrants in cash in accordance with the warrant agreement. The liability is based on the determination of the Company’s entity value, which is defined in the warrant agreement. The Company has determined to estimate the value of the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. Changes to the fair value of the put warrant liability are recognized in the earnings of the Company, and in fiscal 2007, the Company recognized income of $1.4 million. The Company believes this methodology provides an appropriate estimate of entity value. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in the Company’s annual and quarterly net income. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.

Results of Operations

Fiscal 2007 as compared to Fiscal 2006

Sales

Net sales for the twelve months ended February 28, 2007 (“fiscal 2007”, or the “fiscal 2007 period”) were $216.0 million compared to $206.3 million for the twelve months ended February 28, 2006 (“fiscal 2006”, or the “fiscal 2006 period”), an increase of $9.7 million or 5%. Sales amounts by segment are as follows (in thousands except percentages):

	2007	2006	Variance	Percent Change
Domestic	$148,687	$144,027	$4,660	3%
Canada	21,029	18,124	2,905	16%
Europe	20,945	20,668	277	1%
Australia/New Zealand	22,334	20,566	1,768	9%
Other	3,011	2,867	144	5%

Total	$216,006	$206,252	$9,754	5%

The sales increase in the domestic and Canadian segments in fiscal 2007 compared to fiscal 2006 was the result of increased sales to home center customers, which increased by approximately $11.7 million. This includes additional sales in existing stores, sales of new products and sales into new stores. The increase in home center sales was partially offset by the contraction of the Company’s distribution customer base as retail sales move from smaller specialty distributors to larger mass merchandisers. Sales of underlayment products that were introduced to one of our home center customers in the latter half of fiscal 2006 increased by approximately $9.9 million in fiscal 2007 compared to fiscal 2006. Sales of adhesives increased by approximately $3.9 million over the same period. These increases were offset by lower wet saw sales of $4.1 million in the domestic segment, which is due to the expansion of a direct shipment program (direct from the Company’s suppliers to some of the Company’s customers with delivery being taken at the supplier’s dock) with lower selling prices. The direct shipment program, however, is expected to generate greater overall operating profit margins after reductions in related operating expenses.

In addition, the Company was able to increase sales prices to its home center and distribution customers during fiscal year 2007, which resulted in an overall increase in worldwide selling prices of approximately 2%, which also contributed to the increase in sales in comparison to the previous fiscal year.

In the Company’s European segment, sales increased slightly in fiscal 2007 compared to fiscal 2006, despite the disposition of the Company’s subsidiary in Holland on August 31, 2006. The increase in sales in the Company’s Australia/New Zealand segment was due to sales expansion with its two largest customers of approximately $1.2 million and with its network of distributors of approximately $0.6 million.

The effect of foreign currency exchange rate changes resulted in an increase in sales of approximately $1.6 million in the period, which was primarily in the Canadian and Europe segments. Sales outside of the domestic and Canadian segment represented approximately 21% of the Company’s total sales in both fiscal 2007 and fiscal 2006.

Gross Profit

Gross profit for fiscal 2007 was approximately $59.7 million compared to approximately $55.9 million in fiscal 2006, an increase of approximately $3.7 million or 7%. As a percentage of net sales, gross profit increased to 27.6% in the fiscal 2007 period from 27.1% in the fiscal 2006 period. A summary of gross profit by segment is as follows (in thousands except percentages):

	2007	2006	Variance	Percent Change
Domestic	$39,231	$36,151	$3,080	9%
Canada	6,568	5,862	706	12%
Europe	5,252	5,585	(333)	-6%
Australia/New Zealand	8,001	7,247	754	10%
Other	628	1,089	(461)	-42%

Total	$59,680	$55,934	$3,746	7%

The increase in gross profit in the domestic and Canadian segments was primarily the result of increased sales volume for underlayment of approximately $3.2 million and $1.0 million, respectively. Additionally, the gross profit in the domestic segment increased on adhesive sales by approximately $0.9 million due to higher sales volume. Selling price increases and cost reduction initiatives that were implemented during fiscal 2007 offset commodity cost increases that also occurred throughout the year.

Gross margin as a percentage of sales in the domestic segment increased to 26.4% in the fiscal 2007 period from 25.1% in fiscal 2006. This improvement is due to favorable change in the Company’s sales mix through the sales growth of higher profit margin products, including underlayment and some recently introduced adhesive products. Also, the Company has continued to make improvements in its manufacturing processes and has successfully raised prices to our customers in response to the increases in raw material costs.

Gross margin as a percentage of sales in the Canadian segment decreased to 31.2% in the fiscal 2007 period from 32.3% in fiscal 2006. This reduction was the result of the Company moving adhesive manufacturing volume from its Canadian facility to its domestic facilities to reduce freight and other expenses. Consequently, the Canadian operation’s fixed overhead is spread over lower manufacturing volume resulting in the decline in gross margin as a percent of sales.

During fiscal 2007, the Company strategically reduced and ultimately disposed of its Holland operation resulting in a decrease in gross profit of the Europe segment of $0.9 million. This reduction was partially offset by the increase in gross profit in the UK and French operations that resulted from increased sales volume.

Increased sales volume was the primary reason for the increase in gross margin in our Australia/New Zealand segment during fiscal 2007 compared to fiscal 2006.

Lower margin in the Other segment in fiscal 2007 compared to fiscal 2006 was due to the Company’s Mexican operation. In Fiscal 2007, the Mexican operation incurred cost increases that were not passed on to customers through price increases. In the fourth quarter of fiscal 2007, the Company changed the management team responsible for its Mexican operation as part of a broader plan to improve the operation’s results.

Foreign currency exchange rate changes accounted for approximately $0.4 million of additional gross profits, primarily in the Canadian and European segments.

Operating Expenses

Total operating expenses, excluding the non-cash charge for goodwill impairment, for fiscal 2007 were $55.5 million compared to $52.8 million in fiscal 2006, an increase of $2.7 million, or 5%. A summary of the operating expenses by segment is as follows (in thousands except percentages):

	2007	2006	Variance	Percent Change
Domestic	$36,016	$35,291	$725	2%
Canada	4,012	2,990	1,022	34%
Europe	7,033	7,022	11	0%
Australia/New Zealand	7,007	6,334	673	11%
Other	1,402	1,117	285	26%

Total	$55,470	$52,754	$2,716	5%

Shipping expenses for the fiscal 2007 period were approximately $23.6 million compared to approximately $22.0 million for the fiscal 2006 period, an increase of approximately $1.6 million or 7.1%. The increase in shipping expenses was primarily due to the increased level of business activity in our Domestic, Canadian and Australia/New Zealand segments. During fiscal 2007, shipping expenses remained consistent as a percent of sales with the level experienced in fiscal 2006 at approximately 11%. Higher freight costs from common carriers resulting from increased fuel costs were offset by the Company improving its warehouse distribution logistics and revising its freight arrangement with a major customer in the domestic segment. In addition, foreign currency exchange rate changes resulted in approximately $0.1 million of increased shipping expenses.

General and administrative expenses for the fiscal 2007 period were approximately $19.4 million compared to approximately $18.8 million for the fiscal 2006 period an increase of approximately $0.6 million or 3%. Included in fiscal 2007 was approximately $1.4 million of expenses related to the disposition of the Holland operation, as discussed below. Excluding the amount related to the Holland transaction, general and administrative expenses decreased by $0.8 million in fiscal 2007 compared to fiscal 2006. The reduction is primarily due to investments made in corporate expenses in our domestic and Australia/New Zealand segments in fiscal 2006 that were not repeated in fiscal 2007. Approximately $0.1 million of the increase was foreign currency exchange rate related. General and administrative expenses were approximately 9% of sales in both fiscal 2007 and fiscal 2006.

Selling and marketing costs for the fiscal 2007 period decreased to approximately $12.6 million from approximately $13.1 million in the fiscal 2006 period, a decrease of approximately $0.5 million or 4%. The decrease compared to fiscal 2006 was due to the elimination of selling expenses associated with the disposition of the Company’s Holland operation in the current fiscal year. Foreign currency exchange rate changes increased selling and marketing expenses by $0.1 million. As a percent of sales, selling and marketing expenses were 6% on both fiscal 2007 and fiscal 2006.

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

Impairment Loss on Goodwill and Other Intangibles

During the second quarter of fiscal 2007, the Company performed its annual impairment test on the goodwill and other intangible assets currently recorded. Earnings forecasts for each of our segments were updated in support of the fair value estimates used in the initial impairment tests. The valuations were based on market approaches, the present value of future cash flows and closing price of our stock as at August 31, 2006. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, U.K. and U.S. reporting units, and led the Company to conclude that goodwill was impaired. In the second quarter of fiscal 2007 the Company recorded a $7.6 million impairment charge, which included an estimate for the step two charge, to reduce the carrying value of goodwill and other intangibles to its implied fair value. The second step of the impairment test was completed in the third quarter of fiscal 2007 and resulted in a final impairment charge of $7.5 million. This non-cash charge was recorded in the Domestic ($6.2 million), Europe ($1.0 million) and Other ($0.3 million) segments.

After the non-cash charge for impairment, the Company has $6.9 million of goodwill in the Domestic segment, $0.9 million in the Canada segment, $0.3 million in the Europe segment and $1.5 million in the Australia/New Zealand segment. No balance remains in the Other segment.

The Company will continue to assess potential impairment of goodwill and other indefinite-lived intangibles in accordance with FASB Statement No. 142 in future periods. Should the Company’s business prospects change, and the expectations for acquired business be further reduced, or as other circumstances that affect the Company business dictate, the Company may be required to recognize additional impairment charges in accordance with SFAS No. 142.

Disposition of Assets and Obligations in Holland

On August 31, 2006, the Company entered into a license and royalty agreement with Estillon B.V., a European supplier of carpet specialty tools, granting Estillon rights to manufacture, market and distribute products using our Roberts® and Smoothedge® brand names to customers, other than mass merchants, principally within certain European Union countries. This agreement also provides for certain supplier arrangements for the Company’s products with Estillon. At the same time, additional agreements were executed with Estillon whereby Estillon purchased inventory, accounts receivable and certain other assets from the Company in exchange for cash. Estillon also assumed certain future warehousing, purchase commitments and employee obligations. As a result of this license and royalty agreement and the sale agreements, The Company will no longer conduct direct operations in Holland. All future obligations related to the employees, the facilities in Holland and the disposition of assets have been paid or accrued as of February 28, 2007. The Company recorded a charge of $0.5 million for the write-off of Holland’s accumulated foreign currency translation during the second quarter of fiscal 2007, which is recorded in general and administrative expenses. Additionally, in fiscal 2007, the Company recorded a charge for the disposition of Holland operations assets and obligations of approximately $0.9 million, which is also recorded in general and administrative expenses. Any difference between the accrual and the realized value of the asset will be recorded at the time of disposition. This did not qualify for treatment as a discontinued operation due to the Company’s continued involvement in the market through the license and royalty arrangement.

During fiscal 2007, the Company recorded income of $0.1 million related to the license and royalty agreement with Estillon. This income is recorded as a reduction to general and administrative expenses.

Changes in the Put Warrant Liability

At the end of fiscal 2007, the Company reported a liability of $0.9 million relating to the valuation of the put warrants as Other Current Liabilities, as compared to a $2.3 million liability reported at the end of fiscal 2006. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Changes to the fair value of the put warrant liability are recognized in the earnings, as a result, the Company recognized income of $1.4 million and $1.2 million in fiscal 2007 and fiscal 2006, respectively. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in our quarterly net income depending on fluctuations in the price of our stock. For a more detailed discussion regarding the put warrants and management’s estimates of the associated liability, see “Liquidity and Capital Resources”.

Other income and expense for fiscal 2006 includes a gain of approximately $1.1 million resulting from the sale of the Company’s carpet seaming tape distribution business.

Interest expense for the fiscal 2007 period was approximately $3.0 million compared to approximately $2.5 million in the fiscal 2006 period. Interest expense increased as a result of increased average borrowings throughout the year to fund the Company’s acquisition debt and working capital needs, as well as increased interest rates during the fiscal 2007 period.

The Company recorded a provision for income taxes in fiscal 2007 of approximately $0.7 million compared to approximately $0.9 million in the fiscal 2006 period. Despite having a pre-tax loss in fiscal 2007, the Company recorded an income tax provision due to various permanent differences including approximately $2.4 million of goodwill impairment charges in the domestic segment that are non deductible for tax purposes. Additionally, a deferred tax asset valuation allowance for certain foreign net operating losses was taken in the fourth quarter due to the Company performing a detailed analysis under the guidelines of Statement of Financial Accounting Standards No. 109 at year end which included reviewing the subsidiaries financial results and projections and considering the likelihood that the deferred tax asset will be recoverable from future taxable income and, to the extent that the Company believes that recoverability is not likely, establishing a valuation allowance. The valuation allowance was the result of management estimates made in the fourth quarter of fiscal 2007. The Company does not realize a tax benefit or incur a tax provision associated with the accounting for the put warrant liability. Estimated tax rates are based upon the most recent effective tax rates available in every jurisdiction in which the Company operates.

Due to the reasons stated above the Company recorded net loss of approximately $5.6 million or $1.64 per diluted share in the fiscal 2007 period compared to net income of $1.0 million or $0.26 per diluted share in the fiscal 2006 period.

Reconciliation of Net Income to Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items

While Net Income Adjusted for the Change in the Put Warrant Liability and Non-Recurring Items is not a measure of financial performance under generally accepted accounting principles, we believe that the measure provides meaningful comparisons of our current and projected operating performance with its historical results. We use Net Income Adjusted for the Change in the Put Warrant Liability and Non-Recurring Items as an internal measure of our business and believe it is an important measure of performance by the investment community. Net Income Adjusted for the Change in the Put Warrant Liability and Non-Recurring Items is not meant to be considered a substitute or replacement for Net Income as prepared in accordance with generally accepted accounting principles.

The reconciliation of Net Income to Net Income Adjusted for the Change in the Put Warrant Liability and Non-Recurring Items is as follows (in thousands except for per share amounts:).

	2007	2006
Net income (loss), as reported (a)	$(5,573)	$998

Add back (deduct):
Impairment loss on goodwill and other intangible assets, net of tax	6,052	—
Realization of currency translation loss related to the disposition of certain assets and obligations of the Holland subsidiary	478	—
Loss related to the disposition of certain assets and obligations of the Holland subsidiary, net of tax benefit	563	—
Gain on sale of carpet seaming tape business, net of tax	—	(708)
Change in put warrant liability	(1,437)	(1,238)

Net income (loss) adjusted for the change in the put warrant liabilityand non-recurring items (b)	$83	$(948)

Earnings (loss) per share, as reported:
Basic ((a)/(c))	$(1.64)	$0.29
Diluted ((a)/(d))	$(1.64)	$0.26

Weighted average number of shares outstanding, as reported:
Basic (c)	3,411	3,387
Diluted (d)	3,411	3,752

Earnings per share adjusted for the change in the put warrant liability and non-recurring items:
Basic ((b)/(e))	$0.02	$(0.28)
Diluted ((b)/(f))	$0.02	$(0.28)

Weighted average number of shares outstanding as adjusted for the change in the put warrant liability and non-recurring items:
Basic (e)	3,411	3,387
Diluted (f)	3,657	3,387

Fiscal 2006 as compared to Fiscal 2005

Sales

Net sales for the twelve months ended February 28, 2006 were $206.3 million compared to $168.9 million for the twelve months ended February 28, 2005, an increase of $37.3 million or 22%. Sales amounts by segment are as follows (in thousands except percentages):

	2006	2005	Variance	Percent Change
Domestic	$144,027	$112,320	$31,707	28%
Canada	18,124	$13,630	4,494	33%
Europe	20,668	$21,125	(457)	-2%
Australia/New Zealand	20,566	$20,210	356	2%
Other	2,867	$1,641	1,226	75%

Total	$206,252	$168,926	$37,326	22%

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

The inclusion of full year results from acquisitions completed in the Company’s Australia/New Zealand and Other segments in fiscal 2005 also contributed to the increase in sales. The effect of foreign currency exchange rate changes resulted in an increase in sales of approximately $2.5 million in the period. Sales outside of the domestic and Canadian segments now represent approximately 21% of the Company’s total sales compared to 25% for the fiscal 2005 period.

Gross Profit

Gross profit for fiscal 2006 was approximately $55.9 million compared to approximately $48.9 million in fiscal 2005, an increase of approximately $7.0 million or 14%. As a percentage of net sales, gross profit decreased to 27.1% in the fiscal 2006 period from 28.9% in the fiscal 2005 period. A summary of gross profit by segment is as follows (in thousands except percentages):

	2006	2005	Variance	Percent Change
Domestic	$36,151	$30,966	$5,185	17%
Canada	5,862	3,993	1,869	47%
Europe	5,585	6,772	(1,187)	-18%
Australia/New Zealand	7,247	6,554	693	11%
Other	1,089	603	486	81%

Total	$55,934	$48,888	$7,046	14%

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

Operating Expenses

Total operating expenses for fiscal 2006 were $52.8 million in fiscal 2006, an increase of $8.1 million, or 18%, from the $44.7 million recorded in fiscal 2005. A summary of the operating expenses by segment is as follows (in thousands except percentages):

	2006	2005	Variance	Percent Change
Domestic	$35,291	$28,419	$6,872	24%
Canada	2,990	2,521	469	19%
Europe	7,022	7,350	(328)	-4%
Australia/New Zealand	6,334	5,852	482	8%
Other	1,117	533	584	110%

Total	$52,754	$44,675	$8,079	18%

Shipping expenses for the fiscal 2006 period were approximately $22.0 million compared to approximately $17.8 million for the fiscal 2005 period, an increase of approximately $4.2 million or 23%. The increase in shipping expenses is primarily due to the increased level of business activity in the domestic segment. In addition, shipping costs increased due to higher freight costs from common carriers resulting from increased fuel costs. During fiscal 2006, the Company’s domestic fixed shipping costs were allocated across a larger sales base and did not impact the increase in shipping expenses in comparison with the previous fiscal year. The increase in shipping expense due to increased volume is also the primary reason behind the increase in expenses in the Canadian operating segment in fiscal 2006 compared to fiscal 2005. In addition, the Company’s recent acquisitions accounted for approximately $0.3 million of the increase and foreign currency exchange rate differences accounted for approximately $0.2 million. During fiscal 2006, shipping expenses remained consistent as a percent of sales with the level experienced in fiscal 2005 at approximately 11%.

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

Selling and marketing costs for the fiscal 2006 period increased to approximately $13.1 million from approximately $11.6 million in the fiscal 2005 period, an increase of approximately $1.5 million or 13%. Approximately $0.9 million of the increase is due to the costs of introducing new products to the Company’s home center customers during fiscal 2006. Approximately $0.3 million of the increase is foreign currency exchange rate related and the newly acquired international subsidiaries accounted for approximately $0.2 million of the increase. During fiscal 2006, selling and marketing expenses was 6% of sales compared to 7% of sales in fiscal 2005.

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

Other income and expense incurred during fiscal 2006 is primarily a gain of approximately $1.1 million resulting from the sale of the Company’s carpet seaming tape distribution business. This seaming tape business sale was in connection with the acquisition of a flooring adhesive business and was recorded in the Company’s domestic segment.

The change in the put warrant liability for the fiscal 2006 period was income of approximately $1.2 million due to the reversal of the previously established put warrant liability. The change in the put warrant liability for the fiscal 2005 period was income of approximately $0.2 million.

Interest expense for the fiscal 2006 period was approximately $2.5 million compared to approximately $1.5 million in the fiscal 2005 period. Interest expense increased as a result of increased borrowings to fund the Company’s acquisitions and working capital needs, as well as increased interest rates during the fiscal 2006 period.

The Company recorded a provision for income taxes in fiscal 2006 of approximately $0.9 million compared with a recovery of approximately $0.1 million in the fiscal 2005 period. The increase is primarily due to the recording, in fiscal 2005, of a tax benefit associated with the write-off of certain debt owed to the Company’s domestic operations from one of the Company’s international subsidiaries. This was partially offset by the recording, in fiscal 2006, of a deferred tax asset valuation allowance against foreign net operating losses. The Company does not realize a tax benefit or incur a tax provision associated with the accounting for the put warrant liability.

Due to the reasons stated above the Company recorded net income of approximately $1.0 million or $0.26 per diluted share in the fiscal 2006 period compared to net income of $3.0 million or $0.78 per diluted share in the fiscal 2005 period.

Liquidity and Capital Resources

Working capital decreased to approximately $5.1 million, as of February 28, 2007 from approximately $7.9 million at February 28, 2006, a decrease of approximately $2.8 million primarily as a result of changes in the Company’s income tax accruals, as further disclosed in Note M to the Consolidated Financial Statements.

Net cash provided by operating activities during the fiscal 2007 period was approximately $4.9 million compared to approximately $1.8 million for the comparable fiscal 2006 period. The increase in cash flow from operating activities was primarily due to a decrease in the investment in inventory of approximately $7.3 million and prepaid expenses of $2.4 million, which is partially offset by an increased in accounts receivable of approximately $1.3 million and a decrease in accounts payable of $3.9 million. Additionally, net income as adjusted for non-cash income statement items, which would include adjustments for depreciation, amortization, goodwill impairment, change in the fair value of the put warrant, and the gain on the sale of the carpet tape seaming business in fiscal 2006, increased by $1.1 million in fiscal 2007 compared to fiscal 2006.

Net cash used in investing activities was approximately $0.7 million in fiscal 2007 compared to approximately $4.7 million in fiscal 2006. The decrease in cash used in investing activities of approximately $4.0 million is due to less cash being used in the current fiscal year for acquisitions and capital expenditures.

Net cash used in financing activities was approximately $4.1 million in the fiscal 2007 period compared to net cash provided by financing activities of approximately $1.7 million in the fiscal 2006 period. The change is primarily due to the Company not incurring any additional long term debt in fiscal 2007 as compared incurring $3.4 million in fiscal 2006 to finance acquisitions.

The Company has an asset based loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In March 2005, the Company amended the facility to consolidate the Company’s term notes and increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility under the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving facility was also extended to July 2008. In June 2006 and October 2006, certain financial covenants and other requirements under the loan agreement were amended and in June 2006 the Company received a waiver of compliance with certain financial covenants. As of February 28, 2007, the term loan has an interest rate that ranges from Libor plus 2.13% to Libor plus 2.88%, while the revolver bears an interest rate that ranges from Libor plus 1.50% to Libor plus 2.25%. These loans are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At February 28, 2007 the rate was Libor (5.32%) plus 2.25% and the Company had borrowed approximately $23.6 million and had $3.9 million available for future borrowings under its revolving loan facility net of approximately $0.4 million in outstanding letters of credit. The loan agreement contains a subjective acceleration clause and lockbox arrangement; therefore, the borrowing under this agreement is classified as a current liability.

On April 26, 2007, the loan agreement was amended to make certain financial covenants from February 28, 2007 through July 2008 less restrictive and to increase the ability of the Company to borrow against eligible inventory of raw material and finished goods of the Company and certain subsidiaries. Using the newly agreed inventory advance rates, this amendment increased the Company’s availability for future borrowings under its revolving loan facility by approximately $2.0 million.

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. At February 28, 2007, the maximum permitted borrowing was approximately $2.3 million of which $1.7 million was outstanding. The facility is considered a demand note and carries with it a rate of the Australian Commercial Bill Rate (6.43% at February 28, 2007) plus 2%.

In connection with the purchase of the assets of Vitrex Ltd., the Company’s United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £1.0 million (approximately U.S. $2.0 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £0.4 million (approximately U.S. $0.8 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $6.8 million) as well as a guaranty by the parent Company. On February 28, 2007, $2.1 million was borrowed under this facility. Both are considered demand notes and have an interest rate of Libor (4.50%) plus 2.00%.

As discussed previously, in March 2005, the Company amended its term loan agreements by consolidating the then existing two facilities into one three year term facility. In addition, the Company received approximately $3.0 million of additional term financing under the amendment. The amendment provides for repayment of this facility at a rate of $0.2 million per month at an interest rate of Libor plus 2.13% to Libor plus 2.63% through April 2008. The amendment also formally released the Company’s Chairman and Chief Executive Officer of his guaranty of one of the term loans. The balance on this term note was $2.3 million at February 28, 2007. In June 2006, the loan agreements were amended to increase the interest rate from Libor plus 2.13% to Libor plus 2.88%. At February 28, 2007 the rate was Libor (5.32%) plus 2.88% and the balance on the term note was $2.3 million.

The Company’s Australian subsidiary has entered into three term loan facilities with an Australian financial institution to provide financing of up to AUD 1.7 million (US $1.4 million). These facilities expire in April 2007, June 2008 and October 2008. The loans require quarterly payments of AUD 0.2 million (US $0.1 million) and a final balloon payment. The balance of these term notes was US $0.8 million at February 28, 2007. The term loan is collateralized by substantially all of the assets of the subsidiary (approximately $11.1 million) as well as a guaranty by the parent company.

In July 2003, the Company refinanced its mortgage loan in Canada to finance its expansion of the Canadian physical facilities. As of February 28, 2007, the mortgage balance is approximately $1.7 million and is amortized based on a 15-year period. The mortgage refinancing bears an interest rate of LIBOR ( 4.26% at February 28, 2007) plus 2.00% and will mature in September 2008. The mortgage loan requires principal payments of less than $0.1 million per month.

In July 2002, in connection with the acquisition of an Australian distributor, the Company’s Australian subsidiary issued a note to the related seller in the approximate amount of AUD 1.4 million (approximately US $0.8 million). This note requires monthly payments of less than US $0.1 million through December 2006 with interest at 6.5%. The final payment on this note was made on October 16, 2006.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued two unsecured notes. The first note was amended on two occasions to extend the final $0.3 million due as of February 29, 2004 to October 10, 2009 with interest payable quarterly at 7%. The final payment of the second note was made on July 22, 2005.

In connection with the August 2004 purchase of the assets of Tuplex Corporation, a flooring underlayment manufacturer in the United States, the Company issued a note to the seller in the amount of $0.8 million. The note requires an annual payment of $0.2 million over four years. Interest on the note accrues at 4% per year. At February 28, 2007, $0.2 million remains unpaid.

In connection with the acquisition of the flooring distributorship business in Mexico in November 2004, the Company issued a note to the seller in the amount of approximately $0.8 million immediately repaid approximately $0.6 million and requires payment of the remainder over a two year period. The final payment on this note was made on November 15, 2006.

In connection with the acquisition of PRCI S.A. in November 2004, the Company issued a note to the related seller for approximately $1.1 million. The note is repayable in four equal annual installments beginning November 2005. Interest on the note accrues at the EURIBOR three month rate (2.7% at February 28, 2007) per year. Approximately $0.5 million was outstanding at February 28, 2007.

In May 2005, in connection with the acquisition of adhesives manufacturing assets, the Company issued a four-year, non-interest-bearing $4.0 million note due in annual installments of $1.0 million. The principal balance of the note is discounted at an imputed interest rate of 5.2%; the unamortized discount at February 28, 2007 was $0.2 million. At February 28, 2007, $3.0 million remains unpaid.

In November 2005, in connection with the acquisition of the Australian distributor of tools and flooring installation products, the Company issued a three-year, AUD 0.5 million note (approximately US$0.4 million) bearing interest at the Australian 180-day commercial bill rate (6.43% at February 28, 2007) due in semi-annual installments totaling approximately AUD 0.2 million per year. At February 28, 2007, $0.2 million remains unpaid.

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

The Company has determined to value the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. The Company believes this methodology provides an appropriate estimate of entity value. The other methodologies described above may be utilized to value the liability if they yield a higher entity value than the stock price method. Based on this methodology, management determined that a liability of $0.9 million should be reported for the put warrants at the end of fiscal 2007, compared to a liability of $2.35 million at the end of fiscal 2006. The decrease in the liability is included as $1.4 million of income on the income statement in fiscal 2007. In fiscal 2006, the Company recognized income of $1.2 million due to a partial reversal of the value of the previously established liability. Changes in the value of the liability are recorded in net income of the period.

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

Impact of Inflation and Changing Prices

During fiscal 2007, the Company experienced price increases in certain key commodities and components related to the purchase of raw materials and finished goods. The Company believes that its level of gross profit as a percent of net sales is affected by these increases. Other than the changes described, the effect of inflation on the Company’s operations has been minimal.

Contractual and Other Obligations

The following table summarizes, as of February 28, 2007, the Company’s minimum payments for debt and other obligations for the next five years and thereafter (in thousands):

	Payments Due By Fiscal Year Ending February 28 or 29,
	Total	2008	2009	2010	2011	2012	Thereafter
Debt	$8,871	$3,973	$3,687	$1,199	$—	$—	$12
Capital lease obligations	163	112	48	3	—	—	—
Operating lease obligation	8,423	2,368	2,046	1,771	1,384	854	—
Outstanding purchase orders	16,289	16,289	—	—	—	—	—
Put warrant*	861	861	—	—	—	—	—
Other long-term obligations reflected on the Company’s balance sheet under GAAP	—	—	—	—	—	—	—

Total	$34,607	$23,603	$5,781	$2,973	$1,384	$854	$12

*	Represents the earliest period that the holder can put the warrants to the Company under the existing agreement (see Note J to the Consolidated Financial Statements). In addition, the Company may call these warrants on and after April 5, 2007.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on March 1, 2007. The Company has not been able to complete its evaluation of the impact of adopting Interpretation 48 and as a result, is not able to estimate the effect the adoption will have on its financial position and results of operations and liquidity.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (our fiscal year ending February 28, 2007). See Note B 18 to the “Notes to Consolidated Financial Statements” of this report for further discussion.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 (the Company’s fiscal year ending February 28, 2009). The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first fiscal quarter of 2008 although earlier adoption is permitted. The Company is currently evaluating what impact, if any, SFAS No. 159 will have on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company intends to adopt EITF Issue 06-3 effective March 1, 2007, and does not believe that the adoption will have a significant effect on its financial statements as it does not intend to change its existing accounting policy which is to present taxes within the scope of EITF Issue 06-3 on a net basis.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

International revenues from the Company’s non-North American operations accounted for approximately 21% of total revenues during fiscal 2007. International revenues are generated from foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in local currency and, accordingly, use the local currency as their functional currency.

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

The Company averaged $33.0 million of variable rate debt during fiscal 2007. If interest rates would have increased by 10%, the effect on the Company would have been an increase in interest expense of approximately $0.3 million.

The Company issued 325,000 warrants associated with certain of its previously existing subordinated debt. These warrants contain put and call provisions as defined in the agreement (See Note J of the Consolidated Financial Statements). If the fair value of the warrant changes by $0.10, the effect on the Company would be an adjustment to earnings of less than $0.1 million.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted on pages F1 – F29 of this Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Previously, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Lewis Gould, the Company’s Chief Executive Officer, and Stuart Fleischer, the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weaknesses in the Company’s internal control over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings.

In connection with the audit for the Company’s fiscal years ending February 28, 2005 through 2007, the Company and its independent auditors identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) reconciling intercompany balances, and (ii) ensuring proper documentation and review of consolidating adjusting journal entries. During fiscal 2007, the Company implemented and continues to implement various measures to address the material weaknesses and to improve overall internal control over financial reporting, including without limitation, (a) hiring of additional personnel to respond to the financial reporting and control complexities associated with the Company’s expanding operations; (b) developing and implementing additional control procedures over the recording of intercompany transactions, reconciliation of intercompany balances, and monitoring of compliance with those procedures; and (c) developing and implementing additional control procedures over the initiation and review of adjusting journal entries. Although these remediation items were partially implemented in fiscal 2007, the Company and its auditors concluded these material weaknesses still existed at February 28, 2007.

In the fourth quarter of fiscal 2007, the Company concluded that it had a material weakness in its controls over inventories and the preparation and review of the financial results of its Mexican operations, and the review of the financial results of its other foreign operations. In response, the Company, with the assistance of an independent accounting firm, completed an investigation of the financial records and controls of its Mexican operations, replaced the local management of its Mexican operations, and instituted additional corporate oversight procedures applicable to all of its foreign operations. The Company is continuing an analysis of the internal accounting and reporting controls at its Mexican operations and will consider implementing additional control procedures based on the outcome of that review.

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

Except as described above, there were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect such internal controls during the three months ended February 28, 2007.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors and officers is incorporated by reference from the Company’s definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on August 3, 2007.

Item 11.	Executive Compensation

Information required by this item regarding compensation of officers and directors is incorporated by reference from the Company’s definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on August 3, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on August 3, 2007.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on August 3, 2007.

Item 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the Company’s definitive Proxy Statement to be filed by the Company for the Annual Meeting of Stockholders to be held on August 3, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

1. and 2. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

3. For Exhibits see Item 15(b), below.

(b)	List of Exhibits:

Exhibit Description No.

2.1	Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation (1)

2.2	Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc.(3)

3.1	Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company, as amended (10)

3.3	Form of Indemnification Agreement executed by Officers and Directors of the Company (1)

4.1	Form of specimen certificate for Common Stock of the Company (1)

4.2	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering (1)

4.3	Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) (3)

4.4	Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70), and IBJ Schroeder as Escrow Agent ($500,000). (3)

9	Voting Trust Agreement, dated August 3, 1996, by and between Lewis Gould and Susan J. Gould(1)

10.1	Q.E.P. Co., Inc. Omnibus Stock Plan of 1996, as amended on July 9, 2004 (10)+

10.2	Employment Agreement dated May 1, 2002 by and between Lewis Gould and the Company. (6)+

10.3	Industrial Lease, dated August 1, 1996, by and between JMB/Pennsylvania Advisors - IV, L.P., and the Company (2)

10.4	Stock Purchase Agreement effective January 1, 1998 between Q.E.P. Holding B.V. and Roberts Beheer B.V. (4)

10.5	Purchase and Sale Agreement effective as of December 31, 1997 between Roberts Beheer B.V., Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc. (4)

10.6	Subordinated Loan and Security Agreement, dated April 5, 2001, by and between The HillStreet Fund, L.P. and the Company, including Subordinated Term Promissory Note dated April 5, 2001, Warrant Agreement dated April 5, 2001, and Warrant dated April 5, 2001. (5)

10.7	Second Amended and Restated Loan Agreement dated November 14, 2002, by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (6)

10.8	Form of Term Note, Domestic Advances Note, Foreign Advances Note and B.V. Note executed in connect with Second Amended and Restated Loan Agreement dated November 14, 2002. (6)

10.9	Agreement by the Company and Lewis Gould, dated May 12, 2003. (7)+

10.10	Agreement between the Company and Valfin, SA dated September 23, 2004. (9)

10.11	Liability and Asset Guarantee between Company and Valfin, SA dated September 23, 2004. (9)

10.12	QEP Executive Deferred Compensation Plan effective December 15, 2004.(11) +

10.13	Trust under the QEP Executive Deferred Compensation Plan dated December 27, 2004. (11)

10.14	Fourth Amendment and Waiver Agreement dated March 31, 2005 by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (12)

10.15	Asset Purchase Agreement dated May 5, 2005 by and among the Company, certain of its subsidiaries, and Halex Corporation. (12)

10.16	Fifth Amendment and Waiver Agreement dated June 14, 2005 by and between the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (12)

10.17	Form of Term Notes, Amended and Restated Domestic Advances Note and Debenture executed in connect with Fourth Amendment and Waiver Agreement dated March 31, 2005. (12)

10.18	Interim Executive Services Agreement, dated January 12, 2006, by and between Tatum LLC and Q.E.P. Co., Inc. (13) +

10.19	Employment Letter Agreement, dated January 12, 2006, by and between Randall Paulfus and Q.E.P. Co., Inc. (13) +

10.20	Seventh Amendment and Waiver Agreement dated June 1, 2006 by and among the Company, certain affiliates of the Company, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA. (14)

10.21	Employment Letter Agreement, dated July 14, 2006, between Stuart Fleischer and Q.E.P. Co., Inc. (15) +

10.22	Ninth Amendment and Waiver Agreement dated April 26, 2007 by and among the Company, certain affiliates of the Company, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, as successor-by-merger to HSBC Bank USA, and Bank of America, N.A., as agent. (16)

14.1	Code of Ethics for Senior Financial Officers. (8)

21	Subsidiaries of the Company. (16)

23	Consent of Independent Registered Public Accountants. (16)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

99.1	Escrow Agreement dated October 21, 1997 among the Company, RCI Holdings, Inc., and IBJ Schroeder. (3)

(1)	Filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477) filed with the Securities and Exchange Commission, and incorporated herein by reference.
(2)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 1997, and incorporated herein by reference.
(3)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.
(4)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 1998, and incorporated herein by reference.
(5)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2001, and incorporated herein by reference.
(6)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 13, 2003, and incorporated herein by reference.
(7)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 2003, and incorporated herein by reference.
(8)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2004, and incorporated herein by reference.
(9)	Filed with the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on September 27, 2004, and incorporated herein by reference.
(10)	Filed with the Company’s Quarterly Report herein on Form 10-Q filed with the Securities and Exchange Commission on October 14, 2004, and incorporated herein by reference.

(11)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2005, and incorporated herein by reference.
(12)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2005, and incorporated herein by reference.
(13)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2006, and incorporated herein by reference.
(14)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2006 and incorporated herein by reference.
(15)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 23, 2006 and incorporated herein by reference.
(16)	Filed herewith.
+	Management contracts or compensatory plans or arrangements.

(c) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, State of Florida, on May 29, 2008.

Q.E.P. CO., INC.

By:	/s/ Lewis Gould
Lewis Gould
Chairman and Chief Executive Officer
May 29, 2007

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lewis Gould and Stuart F. Fleischer and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Chairman, Chief Executive	May 29. 2007
/s/ Lewis Gould	Officer and Director
Lewis Gould	(Principal Executive Officer)

	Chief Financial Officer	May 29. 2007
/s/ Stuart F. Fleischer	(Principal Financial Officer and
Stuart F. Fleischer	Principal Accounting Officer)

/s/ Emil Vogel	Director	May 29. 2007
Emil Vogel

/s/ David W. Kreilein	Director	May 29. 2007
David Kreilein

/s/ Leonard Gould	Director	May 29. 2007
Leonard Gould

/s/ Robert W. Muir, Jr.	Director	May 29. 2007
Robert W. Muir, Jr.

/s/ Laura M. Holm	Director	May 29. 2007
Laura M. Holm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Q.E.P. Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Q.E.P. Co., Inc. (a Delaware Corporation) and Subsidiaries as of February 28, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q.E.P. Co., Inc. and Subsidiaries as of February 28, 2007 and 2006, and the results of their operations and their cash flows for each of the three years ended February 28, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, effective March 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R) (revised 2004), “Share-Based Payment.” Also as discussed in Note B to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of March 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

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

/s/ GRANT THORNTON LLP

Miami, Florida
May 25, 2007

Q.E.P. CO., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par values)

	February 28, 2007	February 28, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$822	$852
Accounts receivable, less allowance for doubtful accounts of approximately $354 and $361 as of February 28, 2007 and February 28, 2006, respectively	34,491	33,258
Inventories (Note F)	27,042	34,128
Prepaid expenses and other current assets	1,349	3,717
Deferred income taxes (Note M)	1,299	617

Total current assets	65,003	72,572

Property and equipment, net (Note G)	6,770	8,296
Deferred income taxes, net (Note M)	2,764	—
Goodwill (Note H)	9,563	16,799
Other intangible assets, net (Note H)	2,831	3,109
Other assets	225	310

Total Assets	$87,156	$101,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$17,705	$24,041
Accrued liabilities	9,868	7,655
Lines of credit (Note J)	27,405	26,284
Current maturities of long term debt (Note J)	4,085	4,431
Put warrant liability (Note J)	861	2,298

Total current liabilities	59,924	64,709

Notes payable (Note J)	2,398	4,950
Other long-term debt (Note J)	2,551	4,197
Deferred income taxes (Note M)	—	213

Total Liabilities	64,873	74,069

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock; 2,500 shares authorized, $1.00 par value; 337 shares issued and outstanding at February 28, 2007 and 2006 (Note O)	337	337
Common stock; 20,000 shares authorized, $.001 par value; 3,523 shares and 3,458 shares issued, and 3,440 shares and 3,387 shares outstanding at February 28, 2007 and 2006, respectively	3	3
Additional paid-in capital	9,981	9,539
Retained earnings	15,003	21,205
Treasury stock; 83 and 71 shares held at cost at February 28, 2007 and 2006, respectively (Note O)	(639)	(543)
Accumulated other comprehensive income (loss)	(2,402)	(3,524)

	22,283	27,017

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,156	$101,086

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Net sales (Note E)	$216,006	$206,252	$168,926
Cost of goods sold	156,326	150,318	120,038

Gross profit	59,680	55,934	48,888

Costs and expenses:
Shipping	23,577	22,024	17,798
General and administrative	19,355	18,821	15,068
Selling and marketing	12,581	13,065	11,566
Impairment loss on goodwill and other intangibles	7,520	—	—
Other expense (income), net	(43)	(1,156)	243

Total costs and expenses	62,990	52,754	44,675

Operating income (loss)	(3,310)	3,180	4,213

Change in put warrant liability (Note J)	1,437	1,238	221
Interest income	—	9	10
Interest expense	(2,977)	(2,507)	(1,547)

Income (loss) before provision for income taxes	(4,850)	1,920	2,897

Provision (benefit) for income taxes (Note M)	723	922	(119)

Net income (loss)	$(5,573)	$998	$3,016

Net income (loss) per share:
Basic	$(1.64)	$0.29	$0.89

Diluted	$(1.64)	$0.26	$0.78

Weighted average number of common shares outstanding
Basic	3,411	3,387	3,388

Diluted	3,411	3,752	3,837

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Income (Loss)
Balance at Feb 29, 2004	336,660	$337	3,414,103	$3	$9,274	$17,218	$(2,585)	$(381)	$23,866	$1,491
(as restated)

Net Income						3,016			3,016	3,016
Foreign currency translation adjustment							127		127	127
Purchase of Treasury Stock								(162)	(162)
Issuance of stock in connection with the exercise of stock options			42,750	—	256				256
Dividends						(11)			(11)

Balance at Feb 28, 2005	336,660	$337	3,456,853	$3	$9,530	$20,223	$(2,458)	$(543)	$27,092	$3,143

Net Income						998			998	998
Foreign currency translation adjustment							(1,066)		(1,066)	(1,066)
Issuance of stock in connection with the exercise of stock options			1,488	—	9				9
Dividends						(16)			(16)

Balance at Feb 28, 2006	336,660	$337	3,458,341	$3	$9,539	$21,205	$(3,524)	$(543)	$27,017	$(68)

Cumulative effect of adjustments resulting from the adoption of SAB 108, net of tax						(607)			(607)

Adjusted balance at Feb 28, 2006	336,660	$337	3,458,341	$3	$9,539	$20,598	$(3,524)	$(543)	$26,410

Net Income (loss)						(5,573)			(5,573)	(5,573)
Foreign currency translation adjustment							644		644	644
Realized foreign currency translation adjustment							478		478	478
Stock option expense					145				145
Purchase of Treasury Stock								(96)	(96)
Issuance of stock in connection with the exercise of stock options			65,000	—	297				297
Dividends						(22)			(22)

Balance at Feb 28, 2007	336,660	$337	3,523,341	$3	$9,981	$15,003	$(2,402)	$(639)	$22,283	$(4,451)

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Cash flows from operating activities:
Net income (loss)	$(5,573)	$998	$3,016

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,568	3,906	3,258
Impairment loss on goodwill and other intangibles	7,520	—	—
Change in fair value of put warrant liability (Note J)	(1,437)	(1,238)	(221)
Write-off of Holland accumulated foreign translation adjustment	478	—	—
Bad debt expense	313	359	206
Gain on sale of business	—	(1,120)	—
Stock-based compensation expense	171	—	—
Deferred income taxes (Note M)	(3,657)	235	150
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,256)	(6,500)	(1,431)
Inventories	7,355	(1,832)	292
Prepaid expenses	2,381	476	102
Other assets	(78)	(660)	284
Trade accounts payable and accrued liabilities	(3,926)	7,136	1,019

Net cash provided by operating activities	4,859	1,760	6,675

Cash flows from investing activities:
Capital expenditures	(730)	(2,188)	(2,853)
Acquisitions, net of cash acquired	—	(2,512)	(3,027)

Net cash used in investing activities	(730)	(4,700)	(5,880)

Cash flows from financing activities:
Net borrowings under lines of credit (Note J)	443	2,072	3,243
Borrowings of long term debt (Note J)	—	3,417	1,191
Repayments of notes payable (Note J)	(2,771)	(2,668)	(2,984)
Repayments of acquisition debt (Note J)	(1,885)	(1,014)	(815)
Purchase of treasury stock	(120)	(120)	(136)
Proceeds from exercise of stock options	297	9	255
Dividends	(22)	(16)	(11)

Net cash provided by (used in) financing activities	(4,058)	1,680	743

Effect of exchange rate changes on cash	(101)	243	(626)

Net increase (decrease) in cash	(30)	(1,017)	912

Cash and cash equivalents at beginning of year	852	1,869	957

Cash and cash equivalents at end of year	$822	$852	$1,869

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDAIRIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF BUSINESS

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

In connection with the refinancing of certain subordinated debt (see Note J), the Company issued 325,000 warrants at $3.63, which will expire on April 4, 2011 (“put warrants”). Since April 5, 2006, these warrants can be put to the Company at any time based on certain criteria, and can be called by the Company since April 5, 2007. In the event the warrant holder exercises the put feature of the warrants, the Company will be required to pay the holder in cash in accordance with the warrant agreement. The Company cannot determine the actual amount of the liability until such time as the warrant holder elects to exercise the put or such time as the Company calls the warrant. The liability is based on the determination of the Company’s entity value, which is defined in the warrant agreement as the greatest of: (1) the fair market value of the Company established as of a capital transaction or public offering; or, (2) a formula value based on a multiple of the trailing twelve month EBITDA; or (3) an appraised value as if the Company was sold as a going concern. The Company has determined to estimate the value of the liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants granted. A liability of $0.9 million and $2.3 million as of February 28, 2007 and 2006, respectively, has been reported. The Company believes this methodology provides an appropriate estimate of entity value. The liability has been classified as a short-term liability due to the timing of the ability of the warrant holder to exercise the put feature. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Changes in the value of the liability are recorded in the statement of operations.

3.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $0.8 million of foreign balances in both fiscal 2007 and fiscal 2006.

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

Inventories are stated at the lower of standard cost or market, which approximates first-in, first-out or net realizable value.

6.	Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over their expected useful life or the remaining life of the respective lease, whichever is shorter.

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

Goodwill is tested for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, using a fair value approach applied to each reporting unit. Impairment charges are recognized for amounts where the reporting unit’s goodwill exceeds its fair value. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist. The impairment test is based on a valuation provided by an independent appraiser and, if the asset is impaired, it is written down to fair value. The Company’s annual impairment assessment date is August 31st.

8.	Impairment of Long-Lived Assets

The Company evaluates its long-lived assets and definite-lived intangibles for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value as provided by an independent appraiser. If such an asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. As of the current date, however, no options have been issued at a discount to market price. The Company adopted SFAS 123(R), “Share-Based Payments”, in the first quarter of fiscal 2007. In accordance with the provisions of SFAS 123(R), the Company has recognized compensation expense related to outstanding stock options that vested in fiscal 2007. Prior to fiscal 2007, the Company had adopted the disclosure-only provision of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, which permited the Company to account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.

During fiscal 2006 and 2005, the Company accounted for options issued under the intrinsic value method of APB 25. Had compensation cost been determined based on the fair value at the grant date for stock option awards consistent with the provisions of SFAS 123(R), the Company’s net income (loss) and diluted earnings (loss) per share for the years ended February 28, 2006, and 2005, respectively would have been as follows (in thousands except per share data):

	2006	2005
Net income (loss) as reported under APB 25	$998	$3,016
Subtract stock-based compensation expense determined under fair value-based method, net of related tax effect	(121)	(83)

Net income (loss) including stock-based compensation expense	$877	$2,933

Income (loss) per share:

Basic, as reported	$0.29	$0.89
Basic, including the effect of stock based compensation expense	$0.25	$0.86
Diluted, as reported	$0.26	$0.78
Diluted, including the effect of stock based compensation expense	$0.23	$0.76

The weighted average fair value at date of grant for options granted during fiscal 2007, 2006 and 2005 was $2.78, $4.24 and $5.84 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the weighted average assumptions for grants noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The expected lives of the options represents the period that the options granted are expected to be outstanding and was calculated based on historical averages. The risk free rate is based on the yield curve of a zero coupon U.S. Treasury bond. The Company does not expect to pay a dividend on common stock:

	2007	2006	2005
Expected stock price volatility	39.3%	38.0%	38.3%

Expected lives of options:
Directors and officers	4.2 years	4.2 years	4.2 years
Employees	4.2 years	4.2 years	4.2 years
Risk-free interest rate	4.8%	5.2%	4.5%
Expected dividend yield	0.0%	0.0%	0.0%

12.	Earnings Per Share

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

14.	Foreign Currencies

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in general and administrative expenses. In fiscal 2007, a loss of $0.4 million was recorded on foreign currency transactions, which included a net loss of $0.5 million for the write-off of the accumulated foreign currency translation associated with the disposition of the Company’s Holland operation (see Note C). Gains and losses on foreign currency transactions were immaterial in fiscal 2006. A gain of $0.2 million was recorded in fiscal 2005.

15.	Revenue Recognition

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

16.	Shipping and Handling Costs

Shipping and handling costs are classified as a separate operational expense on the accompanying Consolidated Statements of Operations. Shipping costs billed to customers are included in sales.

17.	Reclassifications

Effective with the 2007 fiscal year, the Company modified its accounting treatment for cooperative advertising and in-store service expenses with its home center customers in the domestic segment. The modification was necessary because certain terms changed in the Company’s vendor buying agreement with a large home center customer and under the new terms the Company could no longer reasonably estimate the fair value of the benefit received from these arrangements. According to the guidance under Emerging Issues Task Force 01-9, “Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor’s Products)”, if the estimated value received cannot be specifically identified, these promotional funds should be accounted for as a reduction of selling price and netted against gross sales. Prior to March 1, 2006, the Company classified these items as selling and marketing expense in its consolidated statement of operations. For fiscal 2006 and 2005 these expenses totaled $5.8 million and $4.6 million, respectively. In the fourth quarter of fiscal 2007, similar treatment of cooperative advertising expenses was applied to the Canadian segment, in which these expenses totaled $0.3 million through the third quarter of fiscal 2007, $0.3 million in fiscal 2006 and $0.1 million in fiscal 2005. For comparative purposes, these amounts have been reclassified in all periods presented, resulting in a reduction in sales, gross profit and selling and marketing expenses in the Company’s domestic and Canada segments, with no impact on the Company’s financial condition, operating income or net earnings. Advertising and promotional cost are expensed as incurred and are included in selling and marketing expenses.

Additionally, certain shipping costs that were classified as marketing expenses in the Canadian segment have been reclassified as shipping cost in the presentation of these financial statements. These expenses totaled $1.1 million through the third quarter of fiscal 2007, $1.1 million in fiscal 2006 and $0.5 million in fiscal 2005. This reclassification resulted in a reduction in selling and marketing expenses and an increase in shipping costs in the Company’s Canadian segment, with no impact on the Company’s financial condition, operating income or net earnings.

The Company has revised its prior years weighted average number of common shares outstanding to consider the shares held in treasury. The impact on net income (loss) per share is immaterial.

18.	Adoption of SAB No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and therefore was effective for the Company in fiscal 2007. In accordance with SAB No. 108, the cumulative effect of the initial application of SAB No. 108 has been reported in the carrying amount of assets and liabilities, with the offsetting balance to retained earnings. Upon adoption, the Company recorded a decrease in inventory of $0.8 million for excess capitalized inventory costs, a decrease in accrued liabilities, inclusive of income tax, of $0.2 million for various obligations and a decrease in retained earnings of $0.6 million to correct for errors arising prior to fiscal 2007 that were considered immaterial under the Company’s previous method of evaluating materiality.

19.	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the valuation of stock options, income taxes, the allowance for doubtful accounts, inventory valuation reserves, depreciation and amortization. Actual results could differ from those estimates.

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

NOTE C—OPERATIONS IN HOLLAND

Disposition of Assets and Obligations

On August 31, 2006, the Company entered into a license and royalty agreement with Estillon B.V., a European supplier of carpet specialty tools, granting Estillon rights to manufacture, market and distribute products using our Roberts® and Smoothedge® brand names to customers, other than mass merchants, principally within certain European Union countries. This agreement also provides for certain supplier arrangements for the Company’s products with Estillon. At the same time, additional agreements were executed with Estillon whereby Estillon purchased inventory, accounts receivable and certain other assets from the Company in exchange for cash. Estillon also assumed certain future warehousing, purchase commitments and employee obligations. As a result of this license and royalty agreement and the sale agreements, the Company will no longer conduct direct operations in Holland. All future obligations related to the employees, the facilities in Holland and the disposition of assets have been paid or accrued as of February 28, 2007. The Company recorded a charge of $0.5 million for the write-off of Holland’s accumulated foreign currency translation during the second quarter of fiscal 2007, which is recorded in general and administrative expenses. Additionally, in fiscal 2007, the Company recorded a charge for the disposition of Holland operations assets and obligations of approximately $0.9 million, which is also recorded in general and administrative expenses. Any difference between the accrual and the realized value of the asset will be recorded at the time of disposition. This did not qualify for treatment as a discontinued operation due to the Company’s continued involvement in the market through the license and royalty arrangement.

During fiscal 2007, the Company recorded income of $0.1 million related to the license and royalty agreement with Estillon. This income is recorded as a reduction to general and administrative expenses.

NOTE D—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. There were 0.7 million, 0.2 million and less than 0.1 million of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive in fiscal 2007, 2006 and fiscal 2005, respectively. The following is a reconciliation of the number of shares used in the basic and diluted computation of income per shares (in thousands):

	Year Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Weighted average number of common shares outstanding—basic	3,411	3,387	3,388
Dilution from stock options and warrants	—	365	449

Weighted average number of common shares outstanding—diluted	3,411	3,752	3,837

NOTE E—SEGMENT INFORMATION

The Company operates in five business segments: domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment, except Canada, which is managed by members of the domestic segment’s senior management team, being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of operations in the UK, France, Holland and Germany. The Australia/New Zealand segment is made up of operations in Australia and New Zealand. The Other segment is made up of operations in Latin America and other geographic areas. Segment results were as follows (in thousands):

	2007	2006	2005
Revenues
Domestic	$148,687	$144,027	$112,320
Canada	21,029	18,124	13,630
Europe	20,945	20,668	21,125
Australia/New Zealand	22,334	20,566	20,210
Other	3,011	2,867	1,641

	$216,006	$206,252	$168,926

Operating income (loss)
Domestic	$(3,012)	$1,281	$2,544
Canada	2,556	2,373	1,472
Europe	(2,816)	(1,477)	(448)
Australia/New Zealand	994	936	727
Other	(1,032)	67	(82)

Subtotal	(3,310)	3,180	4,213

Change in put warrant liability	1,437	1,238	221
Interest income	—	9	10
Interest expense	(2,977)	(2,507)	(1,547)

Income (loss) before provision for income taxes	$(4,850)	$1,920	$2,897

	2007	2006	2005
Depreciation expense
Domestic	$1,057	$2,295	$1,767
Canada	461	420	383
Europe	221	340	296
Australia/New Zealand	305	251	242
Other	41	35	26

	$2,085	$3,341	$2,714

Total assets
Domestic	$53,779	$66,771
Canada	8,319	9,104
Europe	10,862	11,818
Australia/New Zealand	11,768	11,347
Other	2,428	2,046

	$87,156	$101,086

Capital expenditures
Domestic	$197	$1,380
Canada	21	135
Europe	3	93
Australia/New Zealand	394	515
Other	115	65

	$730	$2,188

The fiscal 2007 operating income includes the non-cash charge for the impairment of goodwill and other intangibles in the Company’s domestic segment of $6.2 million, Europe segment of $1.0 million and Other segment of $0.3 million.

The results from the Canadian operations are included as their own segment according to the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The reported results do not contain allocations of corporate expenses and sales infrastructure and their product costs are not burdened based on Canada’s level of sales to external customers.

Amounts are attributed to the country of the legal entity that recognized the sale or holds the assets. The intercompany sales are billed at prices established by the Company. The price takes into account the product cost and overhead of the selling location.

NOTE F—INVENTORIES

Inventories consisted of the following (in thousands):

	February 28, 2007	February 28, 2006
Raw materials and work-in-process	4,703	5,822
Finished goods	22,339	28,306

	27,042	34,128

NOTE G—PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	February 28, 2007	February 28, 2006
Machinery and warehouse equipment	9,069	8,884
Office furniture, equipment and computer equipment	8,735	8,622
Building and leasehold improvements	4,668	4,731

	22,472	22,237
Less: Accumulated depreciation and amortization	(15,702)	(13,941)

	6,770	8,296

Depreciation expenses were $2.1 million, $3.3 million and $2.7 million for fiscal 2007, 2006 and 2005, respectively. Amortization of assets recorded under capital leases is included in depreciation expense.

NOTE H—INTANGIBLE ASSETS

Under Statement of Financial Accounting Standard No. 142, intangible assets with definite lives are amortized while intangibles with indefinite lives, such as goodwill, are tested annually for impairment or when changes events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test on goodwill and other intangibles during the second quarter of each fiscal year. The impairment test in the second quarter of fiscal 2007 resulted in an estimated non-cash impairment charge of $7.6 million. The second step of the impairment test was completed in the third quarter of fiscal 2007 and resulted in a final impairment charge of $7.5 million, with $7.4 million attributable to goodwill and $0.1 million to other intangibles. Details of the impairment test are described in Footnote I below. The Company will continue to assess the impairment of goodwill and other assets in accordance with SFAS No. 142 in the future. If the Company’s operating performance and resulting cash flows in the future are less than expected, an additional impairment charge could be incurred which may have a material impact on our results of operations.

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance on February 28, 2005	$12,931
Additions to goodwill	4,005
Translation adjustments	(137)

Balance on February 28, 2006	16,799
Additions to goodwill	—
Goodwill impairment	(7,457)
Translation adjustments	221

Balance on February 28, 2007	$9,563

All other intangible assets are subject to amortization. The total balance of intangible assets is classified as follows (in thousands):

		February 28, 2007			February 28, 2006
	Weighted Avg Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	20	3,007	(986)	2,021	2,971	(820)	2,151

Other intangibles	5	1,303	(493)	810	1,327	(369)	958

		$4,310	$(1,479)	$2,831	$4,298	$(1,189)	$3,109

The balance of goodwill by segment as of February 28, 2007 is as follows: domestic $8.8 million, Canada $0.9 million, Europe $0.6 million, Australia/New Zealand $2.0 million and Other $0.1 million.

Other intangibles include customer lists, non-compete agreements, patents and financing fees. Amortization expense of $0.3 million was recorded related to intangible assets in fiscal 2007. The following table provides information regarding estimated amortization expense for each of the following years ending February 28 or 29 (in thousands):

2008	$284
2009	284
2010	243
2011	225
2012	225
Thereafter	1,570

$2,831

NOTE I—IMPAIRMENT OF GOODWILL

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

During the second quarter of fiscal 2007, the Company performed its annual impairment test on the goodwill and other intangible assets currently recorded. Earnings forecasts for each of our divisions were updated in support of the fair value estimates used in the initial impairment tests. The valuations were based on market approaches, the present value of future cash flows and closing price of our stock as at August 31, 2006. These tests indicated that the carrying amount of the goodwill exceeded fair value in our Mexico, U.K. and U.S. reporting units, and led us to conclude that goodwill was impaired. In the second quarter of fiscal 2007, the Company recorded an estimated $7.6 million impairment charge to reduce the carrying value of goodwill and other intangibles to its implied fair value. The second step of the impairment test was completed in the third quarter of fiscal 2007 and resulted in a revision of the estimated charge to a final impairment charge of $7.5 million. The non-cash charge was recorded at our Domestic ($6.2 million), Europe ($1.0 million) and Other ($0.3 million) segments.

The Company contracted the assistance of an independent third-party specialist to determine the fair value of the reporting units using methodologies that include both a market and an income approach. The market approach includes analysis of publicly traded companies comparable in terms of functions performed, financial strengths, and markets serviced, along with a survey of transactions involving similar public and non-public companies. The income approach was based on the economic benefit stream of discounted future cash flows. After the non-cash charge for impairment, $6.9 million of goodwill remains recorded in the Domestic segment, $0.9 million in the Canada segment, $0.3 million in the Europe segment and $1.5 million in the Australia/New Zealand segment. No balance remains in the Other segment.

The Company will continue to assess the potential of impairment of goodwill and other indefinite-lived intangibles in accordance with FASB Statement No. 142 in future periods. Should the Company’s business prospects change, and the expectations for acquired business be further reduced, or as other circumstances that affect the Company business dictate, the Company may be required to recognize additional impairment charges in accordance with SFAS No. 142.

NOTE J—DEBT AND PUT WARRANT LIABILITY

Total debt consists of the following (in thousands):

	February 28, 2007	February 28, 2006
Payable to banks under revolving credit facilities	$27,405	$26,284
Payable to banks under term loan credit facilities	3,087	5,515
Payable to a bank under a mortgage agreement	1,730	1,899
Acquisition notes payable	4,042	5,878
Other debt, including capital leases	175	286

	$36,439	$39,862
Less current installments	31,490	30,715

Long Term Debt	$4,949	$9,147

Payable to banks under revolving credit facilities

The Company has an asset based loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In March 2005, the Company amended the facility to consolidate the Company’s term notes and increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility under the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving facility was also extended to July 2008. In June 2006 and October 2006, certain financial covenants and other requirements under the loan agreement were amended and in June 2006 the Company received a waiver of compliance with certain financial covenants. As of February 28, 2007, the term loan has an interest rate that ranges from Libor plus 2.13% to Libor plus 2.88%, while the revolver bears an interest rate that ranges from Libor plus 1.50% to Libor plus 2.25%. These loans are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At February 28, 2007 the rate was Libor (5.32%) plus 2.25% and the Company had borrowed approximately $23.6 million and had $3.9 million available for future borrowings under its revolving loan facility net of approximately $0.4 million in outstanding letters of credit. The loan agreement contains a subjective acceleration clause and lockbox arrangement; therefore, the borrowing under this agreement is classified as a current liability.

On April 26, 2007, the loan agreement was amended to make certain financial covenants from February 28, 2007 through July 2008 less restrictive and to increase the ability of the Company to borrow against eligible inventory of raw material and finished goods of the Company and certain subsidiaries. Using the newly agreed inventory advance rates, this amendment increased the Company’s availability for future borrowings under its revolving loan facility by approximately $2.0 million.

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. At February 28, 2007, the maximum permitted borrowing was approximately $2.3 million of which $1.7 million was outstanding. The facility is considered a demand note and carries with it a rate of the Australian Commercial Bill Rate (6.43% at February 28, 2007) plus 2%.

In connection with the purchase of the assets of Vitrex Ltd., the Company’s United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £1.0 million (approximately U.S. $2.0 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £0.4 million (approximately U.S. $0.8 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $6.8 million) as well as a guaranty by the parent Company. On February 28, 2007, $2.1 million was borrowed under this facility. Both are considered demand notes and have an interest rate of Libor (4.50%) plus 2.00%.

Payable to Banks Under Term Loan Facilities

As discussed previously, in March 2005, the Company amended its term loan agreements by consolidating the then existing two facilities into one three year term facility. In addition, the Company received approximately $3.0 million of additional term financing under the amendment. The amendment provides for repayment of this facility at a rate of $0.2 million per month at an interest rate of Libor plus 2.13% to Libor plus 2.63% through April 2008. The amendment also formally released the Company’s Chairman and Chief Executive Officer of his guaranty of one of the term loans. The balance on this term note was $2.3 million at February 28, 2007. In June 2006, the loan agreements were amended to increase the interest rate from Libor plus 2.13% to Libor plus 2.88%. At February 28, 2007 the rate was Libor (5.32%) plus 2.88% and the balance on the term note was $2.3 million.

The Company’s Australian subsidiary has entered into three term loan facilities with an Australian financial institution to provide financing of up to AUD 1.7 million (US $1.4 million). These facilities expire in April 2007, June 2008 and October 2008. The loans require quarterly payments of AUD 0.2 million (US $0.1 million) and a final balloon payment. The balance of these term notes was US $0.8 million at February 28, 2007. The term loan is collateralized by substantially all of the assets of the subsidiary (approximately $11.1 million) as well as a guaranty by the parent company.

Payable to a Bank Under a Mortgage Agreement

In July 2003, the Company refinanced its mortgage loan in Canada to finance its expansion of the Canadian physical facilities. As of February 28, 2007, the mortgage balance is approximately $1.7 million and is amortized based on a 15-year period. The mortgage refinancing bears an interest rate of LIBOR ( 4.26% at February 28, 2007) plus 2.00% and will mature in September 2008. The mortgage loan requires principal payments of less than $0.1 million per month.

Acquisition Notes Payable

In July 2002, in connection with the acquisition of an Australian distributor, the Company’s Australian subsidiary issued a note to the related seller in the approximate amount of AUD 1.4 million (approximately US $0.8 million). This note requires monthly payments of less than US $0.1 million through December 2006 with interest at 6.5%. The final payment on this note was made on October 16, 2006.

In connection with certain acquisitions during fiscal years 1999 through 2000, the Company issued two unsecured notes. The first note was amended on two occasions to extend the final $0.3 million due as of February 29, 2004 to October 10, 2009 with interest payable quarterly at 7%. The final payment of the second note was made on July 22, 2005.

In connection with the August 2004 purchase of the assets of Tuplex Corporation, a flooring underlayment manufacturer in the United States, the Company issued a note to the seller in the amount of $0.8 million. The note requires an annual payment of $0.2 million over four years. Interest on the note accrues at 4% per year. At February 28, 2007, $0.2 million remains unpaid.

In connection with the acquisition of the flooring distributorship business in Mexico in November 2004, the Company issued a note to the seller in the amount of approximately $0.8 million immediately repaid approximately $0.6 million and requires payment of the remainder over a two year period. The final payment on this note was made on November 15, 2006.

In connection with the acquisition of PRCI S.A. in November 2004, the Company issued a note to the related seller for approximately $1.1 million. The note is repayable in four equal annual installments beginning November 2005. Interest on the note accrues at the EURIBOR three month rate (2.7% at February 28, 2007) per year. Approximately $0.5 million was outstanding at February 28, 2007.

In May 2005, in connection with the acquisition of adhesives manufacturing assets, the Company issued a four-year, non-interest-bearing $4.0 million note due in annual installments of $1.0 million. The principle balance of the note is discounted at an imputed interest rate of 5.2%; the unamortized discount at February 28, 2007 was $0.2 million. At February 28, 2007, $3.0 million remains unpaid.

In November 2005, in connection with the acquisition of the Australian distributor of tools and flooring installation products, the Company issued a three-year, AUD 0.5 million note (approximately US$0.4 million) bearing interest at the Australian 180-day commercial bill rate (6.43% at February 28, 2007) due in semi-annual installments totaling approximately AUD 0.2 million per year. At February 28, 2007, $0.2 million remains unpaid.

Put Warrant Liability

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 and which was paid in full on May 12, 2003, the Company issued 325,000 10-year warrants (the “Put Warrants”) at an exercise price of $3.63 per share. The Put Warrants continue to remain outstanding and can be “put” to the Company at any time based on criteria set forth in the warrant agreement. In addition, the Company may “call” these warrants on and after April 5, 2007, based on the same criteria. The Company has determined to value the put warrant liability by calculating the difference between the Company’s closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants granted. The Company believes this methodology provides an appropriate estimate of entity value. The Company reported a $0.9 million and $2.3 million liability at the end of fiscal 2007 and fiscal 2006, respectively. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Changes to the fair value of the Put Warrants are recognized in the earnings of the Company in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” In the fiscal 2007 period, the Company recognized income of $1.4 million related to the change in the value of the put warrant liability. This compares to fiscal 2006 and fiscal 2005, when the Company recorded income related to the same instrument of approximately $1.2 million and $0.2 million, respectively. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined based on the Company’s stock price.

The aggregate maturities of all debt, excluding the put warrant liability, maturing during each of the next five years as of February 28, 2007 is as follows (in thousands):

2008	$31,490
2009	3,735
2010	1,202
2011	—
2012	—
Thereafter	12

Total	36,439
Less current portion	31,490

Total	$4,949

Interest paid for all debt was $2.7 million, $2.3 million and $1.6 million in fiscal 2007, 2006 and 2005, respectively.

There were approximately $0.2 million and $0.3 million, respectively, outstanding under capital lease arrangements at the end of fiscal 2007 and fiscal 2006 respectively. The assets purchased under capital lease are composed primarily of manufacturing equipment and the latest maturity date on the final lease is December 2009.

NOTE K—COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

The Company is involved in litigation from time to time in the course of its business. Based on information currently available to management, the Company does not believe that the outcome of any legal proceeding in which the Company is involved will have a material adverse impact on the Company.

1.	Future Minimum Obligations

The Company conducts its operations from various leased facilities. Future minimum payments under non-cancelable operating leases consist of the following in fiscal years ending after February 28, 2007 (in thousands):

2008	$2,368
2009	2,046
2010	1,771
2011	1,384
2012	854

Total	$8,423

Total rent expense under non-cancelable operating leases approximated $ 1.8 million, $2.6 million and $2.8 million in fiscal 2007, 2006, and 2005, respectively. In the fourth quarter of fiscal 2006 and during fiscal 2007 the Company terminated several operating leases, including warehouse facilities in the domestic, Europe and Australia/New Zealand segments.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $0.3 million and this amount was subsequently increased by $0.3 million based on additional information to $0.6 million based on an estimate for the cost of remediation. During fiscal 2007, the Company increased the reserve by an additional $0.1 million. Through fiscal 2007, the Company has spent approximately $0.8 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for the next few years.

During fiscal 2002, the Company received notice from the United States Environmental Protection Agency (the “EPA”) that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April 2003 and October 2006, the record owner and a prior owner of certain real property in Vancouver, Washington informed the Company that an entity known as Roberts Consolidated Industry, Inc. owned or operated a facility during which time hazardous substances were disposed of or released at the site, and that, pursuant to Washington State law, the Company is or may be liable for clean up action costs at the site. At this time, the Company is not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities (see Environmental Matters).

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

In August 2006, we were served with a complaint in Greene v. Ashland Chemical, Inc., et al., Case No. 03-CV-231458, Div. 7, which matter is currently pending in the Circuit Court of Jackson County, Missouri at Kansas City. In this wrongful death matter, plaintiff has alleged that the Company, and Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company, along with more than 30 other defendants, manufactured products containing benzene with which the plaintiff came into contact while working between approximately 1954 and 1999, and which allegedly caused his death. An answer to the Complaint was filed in December 2006 denying the allegations and asserting several defenses. The Company does not currently believe that either named defendant is a proper defendant or that plaintiff’s claims against either entity are meritorious. The Company intends to defend against the allegations. The case is in the discovery stage. Plaintiffs have not yet quantified the damages they seek.

In March 2006, the Company was served with a complaint in Imogene Calcaterra-Lepique and C.C., by and through her Next Friend, Brenda O’Neal v. Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc., Home Depot, Inc., General Electric Co., and Rheem Mfg. Co,, Case No. 4:06-CV-1050 CAS, which is currently pending in the U.S. District Court for the Eastern Distinct of Missouri. In this wrongful death matter, plaintiffs have alleged that the decedent suffered burns, allegedly causing his death, when installing carpet using Roberts 4000 carpet adhesive, a product manufactured by Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company. Plaintiffs allege that fumes from the Roberts 4000 caused the fire that injured the decedent. The Company has submitted the matter to its insurer and the insurer has retained counsel. Plaintiffs have served a statutory demand for $20,000,000. The case is in the discovery stage and is set for trial in May 2008. The Company intends to defend against the allegations.

NOTE L—401(k) BENEFIT PLAN

The Company and its subsidiaries offer a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution. The Company may, at the discretion of the board of directors, make contributions to the plan. The Company contributed approximately $0.1 million in each of the three years ended February 28, 2007, 2006 and 2005.

NOTE M—INCOME TAXES

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended February 28,
	2007	2006	2005
United States	$(3,711)	$(1,747)	$856
Foreign	(1,139)	3,667	2,041

Total	$(4,850)	$1,920	$2,897

The components of the provision for income taxes are as follows (in thousands):

	Year Ended February 28,
	2007	2006	2005
Current:
Federal	$2,857	$(640)	$(1,107)
State	392	(47)	(127)
Foreign	1,131	1,374	965

	4,380	687	(269)

Deferred:
Federal	(3,440)	(87)	(188)
State	(243)	(6)	(13)
Foreign	26	328	351

	(3,657)	235	150

Total income tax provision (benefit)	$723	$922	$(119)

The tax effects of temporary differences which give rise to deferred tax assets/ (liabilities) are as follows (in thousands):

	February 28,
	2007	2006
Provision for doubtful accounts	$55	$41
Accrued expenses	542	391
Fixed assets	134	(350)
Intangible assets	1,028	—
Inventory	378	185
U.S. net operating loss carryforward	2,282	197
Foreign net operating loss carryforward	2,186	1,421
Foreign exchange gain on long-term debt	(320)	(323)
Foreign tax credit carryforward	601	—
Other	(165)	(12)

	6,721	1,550
Less: valuation allowance on foreign net operating loss carryforward and foreign tax credit carryforward	(2,658)	(1,146)

Net deferred tax asset	$4,063	$404

The Company has a net operating loss carryforward of approximately $0.3 million which expire in the years 2008 through 2011, all of which relate to the Company’s acquisitions in fiscal 2000. The net operating loss carry forward is subject to separate IRC Section 382 Limitation. The Section 382 limitation limits the Company’s utilization of its net operating losses to an annual amount after an ownership change.

Additionally, the Company has a U.S. net operating loss carryforward of approximately $5.8 million which will expire in 2027.

The Company has net operating losses in various foreign countries of approximately $4.9 million. Approximately $0.2 million of these losses expire in the years 2008 through 2011 and the remainder have no limitation on their expiration. The Company has recorded a deferred tax asset based on its estimate of the recoverability of the balance of the foreign net operating losses. Further, the Company has determined that certain foreign net operating losses may not be realized; therefore, a valuation allowance of approximately $2.1 million has been established.

The Company has a foreign tax credit carryforward of approximately $0.6 million which begin to expire in 2017. The Company has determined that utilization of these tax credits may not be realized; therefore, a full valuation allowance has been established.

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

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements (in thousands except percentage data):

	Year Ended February 28,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Provision for federal income taxes at the statutory rate	$(1,649)	-34.0%	$653	34.0%	$985	34.0%
State and local income taxes-net of federal income tax benefit	252	5.2%	(53)	-2.8%	43	1.5%
Put warrant liability	(488)	-10.1%	(421)	-21.9%	(103)	-3.6%
Goodwill impairment	812	16.7%	—	—	—	—
Valuation allowance on foreign net operating loss	1,512	31.2%	414	21.7%	517	17.8%
Additional foreign taxes (foreign benefit)	(104)	-2.1%	150	7.8%	(1,616)	-55.8%
US taxes on foreign deemed dividend	511	10.5%	—	—	—	—
Intercompany transactions	—	0.0%	144	7.5%	—	—
Other	(123)	-2.5%	35	1.7%	55	1.9%

Actual provision	$723	14.9%	$922	48.0%	$(119)	-4.2%

Cash paid for income taxes was approximately $1.2 million, $0.7 million, and $1.5 million in fiscal 2007, 2006 and 2005, respectively.

NOTE N—SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

1.	Significant Customer Information

The Company sells products to a large number of customers which are primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company’s customer base includes a high concentration of home center chains with two such customers accounting for a total of 57%, 53% and 49% of sales in fiscal 2007, 2006, and 2005, respectively. One customer represented 47%, 42% and 39% and the other customer represented 10%, 10% and 10% of sales in fiscal 2007, 2006, and 2005, respectively. These same two customers represented 39% and 14% of accounts receivable at February 28, 2007, and 34% and 13% of accounts receivable at February 28, 2006. Although the Company is directly affected by the well-being of the home center industry, management does not believe significant credit risk exists at February 28, 2007.

2.	Significant Vendor Information

Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers, the Company purchased approximately 17% and 7%, 22% and 9% and 27% and 10% of domestic product purchases for the fiscal years ended 2007, 2006, and 2005, respectively, through two vendors.

NOTE O—SHAREHOLDERS’ EQUITY

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

The Company may redeem any or all of the shares of Series A Preferred Stock outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition. In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 28, 2007 and 2006, there were 319,160 shares of Series A Preferred Stock issued and outstanding. Dividends declared and paid related to the Series A Preferred Stock were immaterial in all periods presented.

Series B

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series B Preferred Stock. The holder of each share of Series B Preferred Stock shall be entitled to receive, out of the surplus of the Company, a non-cumulative dividend at the rate of $.05 per share per annum, payable annually before any dividend shall be set apart for, or paid on, the common shares for such years. The Series B Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series B Preferred Stock then outstanding at a price per share of $1.00. At February 28, 2007, there were no outstanding shares of Series B preferred stock.

Series C

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared, or paid on, or set aside for the Company’s common stock, out of funds legally available for that purpose, cumulative dividends at the rate of $.035 per share per annum, payable in annual installments accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series C Preferred Stock then outstanding at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition. In fiscal year 2007, the fiscal 2006 dividends were paid. In fiscal year 2006, the fiscal 2005 dividends were paid. The dividend amounts paid and accrued were immaterial in all periods presented.

Treasury Stock

Since fiscal 1996, the Company has purchased common shares to be held in treasury. Through February 28, 2007 the amount of shares held in treasury were 82,940 at an aggregate cost of $0.6 million. In fiscal 2007, the Company purchased 12,000 shares of common stock at an aggregated cost of $0.1 million.

NOTE P—STOCK PLANS

The Company has adopted a stock option plan (the “Plan”) for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the board of directors. The aggregate number of shares which may be issued under the Plan, as amended, shall not exceed 1,000,000 shares of common stock. Stock options are granted at prices not less than 85% of the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years. For the years ended February 28, 2007, 2006, and 2005, all options were granted at fair market value on the date of the grant. In fiscal 2007, the Company recorded compensation cost of $0.2 million within general and administrative expenses related to stock option and stock appreciation rights granted in previous period. As at February 28, 2007, total compensation cost related to non-vested awards not yet recognized was $0.3 million and is expected to be recognized over three years.

The weighted average fair value at date of grant for options granted during 2007, 2006, and 2005 was $2.78, $4.24 and $5.84 per option, respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

	2007	2006	2005
Expected stock price volatility	39.3%	38.0%	38.3%

Expected lives of options:
Directors and officers	4.2 years	4.2 years	4.2 years
Employees	4.2 years	4.2 years	4.2 years
Risk-free interest rate	4.8%	5.2%	4.5%
Expected dividend yield	0.0%	0.0%	0.0%

The following information relates to options outstanding as of the dates included:

	Shares	Weighted Average Exercise Price
Options outstanding at February 28, 2005	287,013	$7.08

Exercised	(1,488)	$6.71
Granted	45,000	$11.11
Cancelled or forfeited	(4,150)	$5.79

Options outstanding at February 28, 2006	326,375	$7.65

Exercised	(55,000)	$4.71
Granted	110,000	$7.25
Cancelled or forfeited	(95,750)	$10.79

Options outstanding at February 28, 2007	285,625	$7.01

Options currently exercisable	162,292	$6.42

The following table summarizes information about stock options outstanding as of February 28, 2007:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.65 - $ 5.55	67,250	4.55	$4.13	67,250	$4.13
$ 5.56 - $ 7.25	131,375	5.44	$6.76	71,375	$6.77
$ 7.26 - $ 15.56	87,000	8.58	$9.62	23,667	$11.89

Total	285,625			162,292

During fiscal 2002, the Company issued 50,000 non-qualified stock options to an officer of the Company. These options have an exercise price of $4.00 and expire in ten years. These options are not included in the above table. The officer exercised 10,000 of these options in fiscal 2007. In addition, in May 2003 the Company granted 50,000 shares of its common stock to the same officer. The value of the shares, as determined by an unrelated third party, was $0.3 million at the time of the issuance. The value was recorded in expense through fiscal 2006.

In fiscal 2007, 2006 and 2005, the Board of Directors approved the granting of approximately 81,000, 82,200 and 58,200, respectively, of stock appreciation right grants to various members of management. These grants vest 100% after three years. The average stock price on the date of the grants was $7.05 per share for rights granted in fiscal 2007, $11.09 per share for rights granted in fiscal 2006 and $14.20 for the rights granted in fiscal 2005. The Company records an expense over the vesting period based on the fair value of the option granted. No material amount of expenses was recognized related to the stock appreciation rights in any applicable period presented. These awards will be settled in cash and are presented as a liability on the balance sheet.

There were 0.4 million shares available for award under the Company’s current equity plans as of February 28, 2007 and 2006. The intrinsic value of options exercised in fiscal 2007 was $0.1 million. At February 28, 2007 the intrinsic value of options outstanding and options exercisable was $0.2 million and $0.2 million, respectively.

NOTE Q—NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on March 1, 2007. The Company has not been able to complete its evaluation of the impact of adopting Interpretation 48 and as a result, is not able to estimate the effect the adoption will have on its financial position and results of operations and liquidity.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (our fiscal year ending February 28, 2007). See Note B 18 to the “Notes to Consolidated Financial Statements” of this report for further discussion.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 (the Company’s fiscal year ending February 28, 2009). The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first fiscal quarter of 2008 although earlier adoption is permitted. The Company is currently evaluating what impact, if any, SFAS No. 159 will have on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company intends to adopt EITF Issue 06-3 effective March 1, 2007, and does not believe that the adoption will have a significant effect on its financial statements as it does not intend to change its existing accounting policy which is to present taxes within the scope of EITF Issue 06-3 on a net basis.

NOTE R: RELATED PARTY TRANSACTIONS

The Company currently employs three individuals that are related to the current Chief Executive Officer and Senior Vice-President of National Accounts. These individuals were paid a total of $0.2 million in each of fiscal 2005, 2006 and 2007.

Beginning in fiscal 1999 and continuing during fiscal 2007, the Company repurchased shares of its outstanding Common Stock from an individual related to the Chief Executive Officer having a value of approximately $0.8 million pursuant to a Board resolution to purchase, from time to time, up to 1,000 shares of Common Stock per month at a price per share equal to $.50 less than the closing price of the Common Stock on the date of repurchase. This individual is not obligated to sell any shares of Common Stock to the Company. As of February 28, 2007, this individual has sold a total of 114,000 shares to the Company. The Company has recorded an amount payable to this individual at the end of fiscal 2006 and 2007 of less than $0.1 million.

NOTE S: SUBSEQUENT EVENTS

On April 26, 2007, the Company’s asset based loan agreement with two domestic financial institutions that provides a revolving credit facility, mortgage and term note financing was amended to make certain financial covenants from February 28, 2007 through July 2008 less restrictive and to increase the ability of the Company to borrow against eligible inventory of raw material and finished goods of the Company and certain subsidiaries. Using the newly agreed inventory advance rates, this amendment increased the Company’s availability for future borrowings under its revolving loan facility by approximately $2.0 million.

On May 4, 2007, the Company entered into agreements with Bon Tool Co., a U.S. supplier of construction tools, equipment and decorative concrete products, for the sale of the business, inventory and certain intangible assets of the Company’s O’Tool operations, and the sublease of the warehouse space previously occupied by the O’Tool operations. Proceeds for the sale are required to be paid over a period of one year, subject to specified minimum and maximum payments, based on the gross margin realized by the purchaser upon the sale of purchased inventory. The sales proceeds are collateralized by a first priority lien on unsold inventory. The assets sold consist mainly of inventory with a cost of approximately $1.3 million at February 28, 2007.

NOTE T: SUPPLEMENTAL FINANCIAL DATA

ANNUAL FINANCIAL DATA (UNAUDITED)

The annual results for the two years ended February 28, 2007 are set forth in the following table (in thousands except per share data):

	Sales	Gross Profit	Net Earnings (loss)	Diluted Earnings (loss) Per Share
2007
First quarter	$54,013	$15,147	$330	$0.08
Second quarter	54,390	14,778	(6,731)	(1.94)
Third quarter	54,345	14,585	370	0.10
Fourth quarter	53,258	15,170	458	0.13

Total	$216,006	$59,680	$(5,573)	$(1.64)

2006
First quarter	$49,806	$14,284	$2,617	$0.68
Second quarter	52,885	14,339	(375)	(0.11)
Third quarter	52,752	14,280	345	0.09
Fourth quarter	50,809	13,031	(1,589)	(0.47)

Total	$206,252	$55,934	$998	$0.26

Quarterly earnings per common share are calculated on an individual basis and, because of rounding and changes in the weighted average shares outstanding during the year, the summation of each quarter may not equal the amount calculated for the year as a whole.

In the fourth quarter of fiscal 2007, the Company concluded that it had a material weakness in its controls over inventories and the preparation and review of the financial results of its Mexican operation, as further disclosed in Item 9A. As a result, cost of good sold was understated and inventory was overstated in the first three quarters of fiscal 2007. A pre-tax adjustment of $0.3 million to increase cost of goods sold was recorded in the fourth quarter of fiscal 2007. These unrecorded cost of goods sold which totaled $0.1 million, $0.2 million and less than $0.1 million in the first, second and third quarters of fiscal 2007, respectively, were not material to these quarters.

In the second quarter of fiscal 2007, the Company recorded a non-cash charge of $7.5 million for the impairment of goodwill and other intangible assets.

Q.E.P. CO., INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to Other accounts	Deductions (a)	Balance at end of period
Year ended February 28, 2005
Deducted from asset accounts
Allowance for doubtful accounts	$419	$205	—	$336	$288
Foreign net operating loss valuation allowance	$216	$517	—	—	$733

Year ended February 28, 2006
Deducted from asset accounts
Allowance for doubtful accounts	$288	$359	—	$286	$361
Foreign net operating loss valuation allowance	$733	$413	—	—	$1,146

Year ended February 28, 2007
Deducted from asset accounts
Allowance for doubtful accounts	$361	$313	—	$320	$354
Foreign net operating loss valuation allowance	$1,146	$1,512	—	—	$2,658

(a)	Accounts written off as uncollectible, net of recoveries.

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.22	Ninth Amendment and Waiver Agreement dated April 26, 2007 by and among the Company, certain affiliates of the Company, Bank of America, N.A., successor-in- interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, as successor-by-merger to HSBC Bank USA, and Bank of America, N.A., as agent.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accountants.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.