Form 10-Q
period 2007-05-31
QEP CO INC
filed 2007-07-16
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 13, 2007 is 3,440,401 shares of Common Stock, par value $0.001 per share.

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from the Company’s audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Q.E.P. CO., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	May 31, 2007	February 28, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,150	$822
Accounts receivable, less allowance for doubtful accounts of $441 and $354 as of May 31, 2007 and February 28, 2007, respectively	33,904	34,491
Inventories	27,113	27,042
Prepaid expenses and other current assets	1,369	1,349
Deferred income taxes	1,875	1,299

Total current assets	65,411	65,003

Property and equipment, net	6,766	6,770
Deferred income taxes	1,475	2,764
Goodwill	9,548	9,563
Other intangible assets, net	2,793	2,831
Other assets	188	225

Total Assets	$86,181	$87,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$18,319	$17,705
Accrued liabilities	11,010	9,868
Lines of credit	23,364	27,405
Current maturities of long term debt	4,256	4,085
Put warrant liability	900	861

Total current liabilities	57,849	59,924

Notes payable	2,912	2,398
Other long term debt	1,651	2,551
Other long term liabilities	370

Total Liabilities	62,782	64,873

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at May 31, 2007 and February 28, 2007	337	337
Common stock; 20,000,000 shares authorized, $.001 par value; 3,523,341 shares issued and 3,440,401 shares outstanding at May 31, 2007 and February 28, 2007	3	3
Additional paid-in capital	10,017	9,981
Retained earnings	15,479	15,003
Treasury stock; 82,940 shares (held at cost) outstanding	(639)	(639)
Accumulated other comprehensive loss	(1,798)	(2,402)

	23,399	22,283

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,181	$87,156

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended May 31,
	2007	2006
Net sales	$56,963	$54,013
Cost of goods sold	40,410	38,866

Gross profit	16,553	15,147

Operating costs and expenses:
Shipping	6,099	5,867
General and administrative	4,690	5,052
Selling and marketing	3,100	3,120
Other expense (income), net	1	(2)

Total operating costs and expenses	13,890	14,037

Operating income	2,663	1,110

Change in put warrant liability	(39)	85
Interest expense, net	(660)	(724)

Income before provision for income taxes	1,964	471

Provision for income taxes	1,107	142

Net income	$857	$329

Net income per share:
Basic	$0.25	$0.09

Diluted	$0.23	$0.08

Weighted average number of common shares outstanding
Basic	3,440	3,392

Diluted	3,601	3,767

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended May 31,
	2007	2006
Cash flows from operating activities:
Net income	$857	$329
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	553	648
Change in fair value of put warrant liability	39	(85)
Bad debt expense	90	25
Loss on sale of business	41	—
Stock-based compensation expense	37	103
Deferred income taxes	701	(38)
Changes in assets and liabilities:
Accounts receivable	713	334
Inventories	111	681
Prepaid expenses and other current assets	(9)	407
Other assets	62	41
Trade accounts payable and accrued liabilities	1,596	(3,695)

Net cash provided by (used in) operating activities	4,791	(1,250)

Cash flows from investing activities:
Capital expenditures	(206)	(189)
Proceeds from sale of business	250	—

Net cash provided by (used in) investing activities	44	(189)

Cash flows from financing activities:
Net borrowings under lines of credit	(4,117)	2,669
Borrowings of long-term debt	1,400	—
Repayments of long-term debt	(918)	(693)
Repayments of acquisition debt	(871)	(1,069)
Payments related to the purchase of treasury stock	(30)	(30)
Proceeds from exercise of stock options	—	43
Dividends	(11)	(10)

Net cash (used in) provided by financing activities	(4,547)	910

Effect of exchange rate changes on cash	40	408

Net increase (decrease) in cash	328	(121)
Cash and cash equivalents at beginning of period	822	852

Cash and cash equivalents at end of period	$1,150	$731

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries, which are collectively referred to as “we”, “us”, “our”, “Q.E.P.” or “the Company”. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007. All significant intercompany transactions have been eliminated.

Q.E.P. Co. Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.®, ROBERTS®, Capitol®, QSet™, Vitrex® and Elastiment™, the Company markets specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company markets approximately 3,000 products in the U.S., Canada, Europe, Australia and Latin America. The Company sells its products primarily to large home improvement retail centers, as well as traditional distribution outlets in all of the markets it serves.

NOTE B – Sale of Business

On May 4, 2007, the Company entered into agreements with Bon Tool Co., a U.S. supplier of construction tools, equipment and decorative concrete products, for the sale of the business, inventory and certain intangible assets of the Company’s O’Tool operation, and the sublease of the warehouse space previously occupied by the O’Tool operation. Proceeds for the sale are required to be paid over a period of one year, subject to specified minimum and maximum payments, based on the gross margin realized by the purchaser upon the sale of purchased inventory. The sales proceeds are collateralized by a first priority lien on unsold inventory. The assets sold consist mainly of inventory with a cost of approximately $1.3 million at May 31, 2007. During the first quarter of fiscal 2008, the Company recorded a loss on the sale of the O’Tool business of less than $0.1 million. This transaction was not disclosed as a discontinued operation due to the immateriality of the transaction to the Company’s overall operation.

NOTE C – Inventories

Inventories consisted of the following (in thousands):

	May 31, 2007	February 28, 2007
Raw materials and work-in-process	4,973	4,703
Finished goods	22,140	22,339

	27,113	27,042

NOTE D – Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, intangible assets with definite lives are amortized while intangibles with indefinite lives, such as goodwill, are tested annually for impairment or when changes events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an impairment test on goodwill during the second quarter of each fiscal year. The impairment test in the previous fiscal year resulted in a final impairment charge of $7.5 million. The Company will continue to assess the impairment of goodwill and other assets in accordance with SFAS

No. 142 in the future. If the Company’s operating performance and resulting cash flows in the future are less than expected, an additional impairment charge could be incurred which may have a material impact on the Company’s results of operations.

All other intangible assets are subject to amortization. The total balance of definite-lived intangible assets is classified as follows (in thousands):

		May 31, 2007			February 28, 2007
	Weighted Avg Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	20	3,016	(1,028)	1,988	3,007	(986)	2,021
Other intangibles	5	1,324	(519)	805	1,303	(493)	810

		$4,340	$(1,547)	$2,793	$4,310	$(1,479)	$2,831

The Company incurred $0.1 million of amortization expense in the three months ended May 31, 2007. The Company expects to incur a total of approximately $0.3 million in fiscal 2008. Other intangibles include customer lists, non-compete agreements, patents and financing fees.

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

At May 31, 2007 the rate was Libor (5.32%) plus 2.25% and the Company had borrowed approximately $20.1 million and had $5.5 million available for future borrowings under the revolving loan facility net of approximately $0.4 million in outstanding letters of credit.

International Credit Facilities

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. In March 2007, this facility was amended to make the maximum permitted borrowing approximately $1.7 million of which $1.2 million was outstanding at May 31, 2007. The facility is considered a demand note and carries an interest rate of the Australian Commercial Bill Rate (6.46%) plus 1.25%.

In connection with the purchase of the assets of Vitrex Ltd., The Company’s United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £1.0 million (approximately U.S. $2.0 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £0.4 million (approximately U.S. $0.8 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $7.4 million) as well as a parent company guaranty. On May 31, 2007, $2.1 million was borrowed under these facilities. Both are considered short-term demand notes and have an interest rate of Libor (4.50%) plus 2.00%.

Term Loan Facilities

As discussed previously, in March 2005, the Company amended its domestic term loan agreements by consolidating the then existing two term facilities into one three year term facility. In addition, the Company received approximately $3.0 million of additional term financing under the amendment. The amendment provides for repayment of this facility at a rate of approximately $0.2 million per month at an interest rate of Libor plus 2.13% to Libor plus 2.63% through April 2008. The amendment also formally released the Company’s Chairman and Chief Executive Officer of his guaranty of one of the term loans. In June 2006, the loan agreements were amended to increase the interest rate to Libor plus 2.13% to Libor plus 2.88%. The balance on this term note was $1.8 million at May 31, 2007.

As discussed previously, in March 2007, the Company’s Australian subsidiary amended its payment facility by consolidating the then existing three term facilities into one three year term facility. The subsidiary received approximately $1.2 million of additional financing under the amendment. The loan requires quarterly payments of AUD 0.2 million (US $0.1 million) for the first four installments and AUD 0.1 million (US $0.1 million) thereafter with a final balloon payment. The balance of this term note was US $1.7 million at May 31, 2007. The term loan is collateralized by substantially all of the assets of the subsidiary (approximately $11.8 million) as well as a parent company guaranty.

NOTE F – Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price of not less than 85% of the fair market value of the shares at the date of grant. Option term, vesting and exercise periods vary, except that the term of an option may not exceed 10 years. As of the current date, however, no options have been issued at a discount to market price.

The Company also grants stock appreciation rights for a fixed number of shares to various members of management. These rights vest three years after the grant date. The exercise price of the stock appreciation rights is equal to the fair market value of the shares at the date of grant.

Under SFAS No. 123R, “Share-Based Payment”, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At present, the Company is continuing to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options and stock appreciation rights before exercising, the interest rate, the estimated volatility of the Company’s common stock price over the expected term and the number of options and stock appreciation rights that will ultimately not complete their vesting requirements. For fiscal 2007, the expected stock price volatility is based on the historical volatility of the Company’s stock. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. No stock options were issued during the first quarter of fiscal 2008. The following table represents the assumptions used to estimate the fair value of options issued during fiscal 2007 and stock appreciation rights outstanding as of May 31, 2007:

Expected stock price volatility	39.3%
Expected lives of options:
Directors and officers	4.2 years
Employees	4.2 years
Risk-free interest rate	4.8%
Expected dividend yield	0.0%

In the three months ended May 31, 2007, the Company recognized compensation expense of less than $0.1 million related to stock options issued and stock appreciation rights granted in previous periods. This amount is included in general and administrative expenses.

NOTE G – Income Taxes

The Company recorded a provision for income taxes in the first quarter of fiscal 2008 of approximately $1.1 million (56% effective tax rate), inclusive of US taxes on foreign deemed dividends and foreign net operating losses of approximately $0.3 million and $0.1 million, respectively. This compares with a provision for $0.1 million in the same period in fiscal 2007. In all periods presented, the change in the put warrant liability is non-deductible for tax purposes. After removing the put warrant expense, US taxes on foreign deemed dividends, and tax valuation allowances, the effective tax rate was 37% in both the three months ended May 31, 2007 and 2006. The provision for the first quarter of fiscal 2008 was based upon the statutory tax rates available in every jurisdiction in which the Company operates.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). On March 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.

As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.4 million in the liability for unrecognized tax benefits associated with uncertain income tax positions, which was accounted for as a reduction to the March 1, 2007, balance of retained earnings. The amount of unrecognized tax benefits as of March 1, 2007, was approximately $0.9 million. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002.

The Internal Revenue Service commenced an examination of the Company’s U.S. income tax return for fiscal 2005 that is anticipated to be completed during 2007. In addition, the Canadian Revenue Agency has commenced an examination of the Company’s Canadian tax returns for 2004 and 2005 that is anticipated to close during 2007. Based on the outcome of these examinations, the Company may recognize changes to its unrecognized tax benefit.

The Company classifies interest and penalties related to unrecognized tax benefits in tax expense. The Company had approximately $0.1 million of interest and penalties accrued at May 31, 2007.

NOTE H – Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. There were 0.2 million of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive in the three month period ended May 31, 2007. In the corresponding period presented for fiscal 2007, the amount of antidilutive shares was less than 0.1 million. The following is a reconciliation of the number of shares used in the basic and diluted computation of income per shares (in thousands)

	For the Three Months Ended May 31,
	2007	2006
Weighted average number of common shares outstanding—basic	3,440	3,392
Dilution from stock options and warrants	161	375

Weighted average number of common shares outstanding—diluted	3,601	3,767

NOTE I – Comprehensive Income

The Company records foreign currency translation adjustments as other comprehensive income. For the three months ended May 31, 2007 and 2006, comprehensive income totaled $1.5 million and $0.6 million, respectively.

Note J – Segment Information

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, in this report, the Company has determined that it operates in five business segments: Domestic, Canada, Europe, Australia/New Zealand and Other. The Other segment is made up of operations in Latin America and other geographic areas. Management has chosen to organize the operations into geographic segments, with each segment being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers.

The performance of the business is evaluated at the segment level. We manage cash, debt and income taxes centrally. Accordingly, we evaluate performance of our segments based on operating earnings exclusive of financing activities and income taxes. Segment results were as follows (in thousands):

	For the Three Months Ended May 31,
	2007	2006
Revenues
Domestic	$38,975	$37,005
Canada	5,837	5,117
Europe	5,250	5,812
Australia/New Zealand	6,115	5,384
Other	786	695

	$56,963	$54,013

Operating income (loss)
Domestic	$1,580	$249
Canada	1,171	635
Europe	(36)	70
Australia/New Zealand	67	191
Other	(118)	(37)

Subtotal	2,664	1,108
Other (income) expense	1	(2)

Operating income	$2,663	$1,110

Change in put warrant liability	(39)	85
Interest expense, net	(660)	(724)

Income before provision for income taxes	$1,964	$471

	As of May 31, 2007	As of February 28, 2007
Total assets
Domestic	$50,918	$53,779
Canada	9,315	8,319
Europe	10,930	10,862
Australia/New Zealand	12,481	11,768
Other	2,537	2,428

	$86,181	$87,156

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

NOTE K – Contingencies

The Company is involved in litigation from time to time in the course of business. Based on information currently available to management, the Company does not believe that the outcome of any of the legal proceeding in which the Company is involved will have a material adverse impact on the Company.

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, handling and disposal practices for solid, special and hazardous wastes, and imposing liability for the cost of clean up, and for certain damages resulting from sites of past spills, disposal or other releases of hazardous substances (together, “Environmental Laws”). Sanctions which may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and clean up costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. The Company’s manufacturing facilities are subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company believes that the cost of compliance with Environmental Laws to date has not been material to the Company. Based on information currently available to management, the Company is not aware of any situation requiring remedial action by the Company or which would expose the Company to liability under Environmental Laws which are reasonably expected to have a material adverse effect on the Company as a whole. As the operations of the Company involve the storage, handling, discharge and disposal of substances which are subject to regulation under Environmental Laws, there can be no assurance that the Company will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $0.3 million and this amount was subsequently increased by $0.3 million based on additional information to $0.6 million based on an estimate for the cost of remediation. During fiscal 2007, the Company increased the reserve by an additional $0.1 million. Through May 31, 2007, the Company has spent approximately $0.8 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for the next few years. The accrued liability at May 31, 2007 was approximately $0.1 million.

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

In August 2006, the Company was served with a complaint in Greene v. Ashland Chemical, Inc., et al., Case No. 03-CV-231458, Div. 7, which matter is currently pending in the Circuit Court of Jackson County, Missouri at Kansas City. In this wrongful death matter, plaintiff has alleged that the Company, and Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company, along with more than 30 other defendants, manufactured products containing benzene with which the plaintiff came into contact while working between approximately 1954 and 1999, and which allegedly caused his death. An answer to the Complaint was filed in December 2006 denying the allegations and asserting several defenses. The Company does not currently believe that either named defendant is a proper defendant or that plaintiff’s claims against either entity are meritorious. The Company intends to defend against the allegations. The case is in the discovery stage. Plaintiffs have not yet quantified the damages they seek.

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

NOTE L – Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 (the Company’s fiscal year ending February 28, 2009). The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first fiscal quarter of 2008 although earlier adoption is permitted. The Company expects that SFAS No. 159 will not have an impact on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective March 1, 2007. The adoption did not have an effect on its financial statements as it did not change its existing accounting policy which is to present taxes within the scope of EITF Issue 06-3 on a net basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company is a worldwide leader in the manufacturing, marketing and distribution of a broad line of specialty tools and flooring related products, marketing over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company’s products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. The Company has executed a growth strategy intended to improve overall performance and profitability of operations that includes acquisitions, dispositions and consolidations, the reduction of risk associated with certain large customer concentrations and the enhancement of cross selling of product among our channels of distribution.

The Company operates in five business segments: Domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of the Company’s operations in the UK and France. The Other segment is made up of operations in Latin America and other geographic areas

In the first quarter of fiscal 2008, the Company experienced an increase in sales of approximately $3.0 million or 5% over the same period in the previous fiscal year. The increase in sales was 6% at our combined Domestic and Canadian segments, resulting primarily from sales growth within several product categories, including underlayment and adhesives. The sales growth of underlayment was the result of continued sales penetration of this product line into one of the Company’s large home center customers. The sales growth of adhesives reflects sales of recently introduced products, along with success in passing some commodity price increases on to customers through higher selling prices. Sales decreased 10% in the Company’s Europe segment due to the disposition of our direct operations in Holland in the second quarter of fiscal 2007. Sales increased in the Company’s Australia/New Zealand by 14%, primarily due to the foreign currency translation effect of the appreciated Australian Dollar. Sales increased in the Other segment by 13% due to improving sales performance in the Company’s Chile and Argentina operations.

Gross profit increased by $1.4 million in the three months ended May 31, 2007 compared to the same periods in the previous fiscal year due primarily to additional sales volume. In the first quarter of fiscal 2008, compared to the first quarter of fiscal 2007, gross profit as a percent of sales increased to 29.1% from 28.0%. The increases is due to a favorable changes in product mix resulting from the increased sales of higher margin underlayment, the introduction of higher margin adhesives and other price increases that were passed on to the Company’s customers.

Recent Developments

On May 4, 2007, the Company entered into agreements with Bon Tool Co., a U.S. supplier of construction tools, equipment and decorative concrete products, for the sale of the business, inventory and certain intangible assets of the Company’s O’Tool operation, and the sublease of the warehouse space previously occupied by the O’Tool operation. Proceeds for the sale are required to be paid over a period of one year, subject to specified minimum and maximum payments, based on the gross margin realized by the purchaser upon the sale of purchased inventory. The sales proceeds are collateralized by a first priority lien on unsold inventory. The assets sold consist mainly of inventory with a cost of approximately $1.3 million at May 31, 2007. During the first quarter of fiscal 2008, the Company recorded a loss on the sale of the O’Tool business of less than $0.1 million. This transaction was not disclosed as a discontinued operation due to the immateriality of the transaction to the Company’s overall operation.

Accounting Policies and Estimates

Revenue Recognition

The Company recognizes revenue when products are shipped and title has passed to the customer, the selling price is fixed and determinable, and collectibility of the sales price is reasonably assured. The Company provides for estimated costs of future anticipated product returns based on historical experience, when the related revenues are recognized. The Company records estimated reductions to revenue for customer programs including volume-based incentives. Guaranteed discounts to our home center customers are recorded as a reduction in revenue. In June 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. The Company adopted EITF Issue 06-3 effective March 1, 2007. The adoption did not have an effect on its financial statements as it did not change its existing accounting policy which is to present taxes within the scope of EITF Issue 06-3 on a net basis.

Inventories

The Company records inventory at the lower of standard cost, which approximates actual cost, or market. The Company maintains reserves for excess and obsolete inventory based on market conditions and expected future demand. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required.

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

Income Taxes

The Company is required to estimate income tax in each jurisdiction in which it operates. This process involves estimating actual current tax exposure and deferred income taxes to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts each year-end. The Company must then consider the likelihood that any deferred tax assets will be recoverable from future taxable income and to the extent that it believes that recoverability is not likely, the Company establishes a valuation allowance.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). On March 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).

As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.4 million in the liability for unrecognized tax benefits associated with uncertain income tax positions, which was accounted for as a reduction to the March 1, 2007, balance of retained earnings. The amount of unrecognized tax benefits as of March 1, 2007, was approximately $0.9 million. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate (see Note G for further discussion).

Put Warrant Liability

As the result of the requirements of a financing arrangement entered into during fiscal 2001, the Company is required to value the liability associated with warrants that can be “put” to the Company or “called” by the Company at any time based on criteria set forth in the associated warrant agreement. The Company determines the value of the put warrant liability using its closing stock price for each reporting period and marking the warrants to market. The Company believes that this methodology provides an appropriate estimate of entity value as described by the put warrant agreement. Changes to the fair value of the put warrant liability are recognized in earnings, and in the three months ended May 31, 2007, the Company recognized expense of less than $0.1 million. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions to the Company’s annual and quarterly net income. In addition, the actual settlement amount of the put warrant liability could differ materially from the value determined by the Company’s stock price.

Results of Operations

Sales

Net sales by segment for the three months ended May 31, 2007 (the first quarter of fiscal 2008) compared to the three months ended May 31, 2006 (the first quarter of fiscal 2007) is as follows (in thousands except percentages):

	Three Months Ended May 31,		Variance	Percent Change
	2007	2006
Domestic	$38,975	$37,005	$1,970	5%
Canada	5,837	5,117	720	14%
Europe	5,250	5,812	(562)	-10%
Australia/New Zealand	6,115	5,384	731	14%
Other	786	695	91	13%

Total	$56,963	$54,013	$2,950	5%

Domestic and Canada

The increase in sales in the Company’s Domestic and Canadian segments in the first quarter of fiscal 2008 over the first quarter of fiscal 2007, was primarily the result of the continued increases in sales of underlayment products to one of the Company’s home center customers of $1.9 million. Additionally, sales of adhesive products by the Domestic segment to this customer increased by $2.0 million due primarily to the introduction of new products. These increases were partially offset by the contraction of the Company’s distribution customer base as retail sales move from smaller specialty distributors to larger mass merchandisers. Additionally, sales decreased on certain carpet tools and tack strip products as compared with the same period in the previous year.

Overall sales to our home center customers increased approximately 15% in the first quarter of fiscal 2008 compared to the same period in the previous fiscal year. Increases in product sales in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 were somewhat offset by higher sales rebates rates due to the additional sales volume projected for the fiscal 2008 period.

Other Segments

Sales in the Company’s international subsidiaries were positively affected in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 by the change in currency translation rates between the periods. Sales increased $1.0 million in the first quarter of fiscal 2008 due to the effect of changes in translation rates, primarily generated by changes in the Australian Dollar, British Pound and Euro compared with the U.S. Dollar.

The decrease in sales in the Company’s European segment in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily the result of the disposition on August 31, 2006, of the Company’s direct operations in Holland and the associated loss of sales of $0.8 million that was realized in the first quarter of fiscal 2007. This decline is partially offset by increased sales in the UK of $0.3 million, primarily due to currency translation gains.

Increases in sales in the Australia/New Zealand segment is primarily due to currency translation gains of $0.6 million. Excluding the effect of currency translation, sale in this segment increased by 3.4%, reflecting the continued steady growth in the region of both home center and distribution sales. The increase in sales in the Other segment for the first quarter of fiscal 2008 compared to the comparable period in fiscal 2007 is due to a slight upturn in sales activity from the Company’s Chile and Argentina operations during the period.

Sales from the Company’s non-North American subsidiaries were 21% and 22% of total sales in all periods shown in fiscal 2008 and 2007.

Gross Profit

Gross profit by segment for the three months ended May 31, 2007 compared to the three months ended May 31, 2006 is as follows (in thousands except percentages):

	Three Months Ended May 31,		Variance	Percent Change
	2007	2006
Domestic	$10,794	$9,792	$1,002	10%
Canada	2,190	1,608	582	36%
Europe	1,340	1,637	(297)	-18%
Australia/New Zealand	2,034	1,846	188	10%
Other	195	264	(69)	-26%

Total	$16,553	$15,147	$1,406	9%

Domestic and Canada

The increase in gross profit in the Domestic and Canadian segments in the first quarter of fiscal 2008 compared to the same period in fiscal 2007 was the result of increased sales volume. The increase was primarily due to the increase in underlayment and adhesive sales that increased gross profit by $1.1 million and $0.4 million, respectively.

Gross profit as a percentage of sales in the domestic segment increased to 28% in the first quarter of fiscal 2008 from 27% in the comparable period of fiscal 2007. This improvement is due to a favorable change in the Company’s sales mix through the sales growth of higher margin products, including the underlayment and recently introduced adhesive products. Also, the Company has continued to make improvements in its manufacturing processes and has had some success in raised selling prices on certain products to customers in response to increases in raw material and other product costs.

Gross profit as a percentage of sales in the Canadian segment increased to 38% in the first quarter of fiscal 2008 from 31% in the comparable period of fiscal 2007. This improvement is entirely due to the increased sales volume of the high margin underlayment product previously discussed.

Other Segments

Gross margin was positively affected in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 by the change in currency translation rates between the periods. Gross margin increased $0.3 million in the first quarter of fiscal 2008 compared to the same periods in fiscal 2007 due to the effect of changes in translation rates, primarily generated by changes in the Australian Dollar, British Pound and Euro compared with the U.S. Dollar.

As previously discussed, lower sales volume associated with the disposition of the Company’s Holland operation in the second quarter of fiscal 2007 was the reason for the decrease in gross profit in the Europe segment in the first quarter of fiscal 2008 compared to the same periods in the previous year. Gross profit as a percentage of sales in the Europe segment decreased to 26% in the first quarter of fiscal 2008 from 28% in the first quarter of fiscal 2007. This decrease was due to cost increases in the UK operation that have not been passed on to customers through higher prices and the implementation of additional vendor rebate incentives as the operation attempts to remain competitive in its market.

The increase in gross profit in the Australia/New Zealand segment was primarily due to currency translation gains of $0.2 million. Gross profit as a percentage of sales decreased to 33% in the first quarter of fiscal 2008 from 34% in the first quarter of fiscal 2007 primarily due to product cost increases.

Lower sales and profit margin reported by the Company’s Mexican operation caused the reduction in gross profit and gross profit as a percentage of sales for the Other segment in the first quarter of fiscal 2008 compared to the same period in fiscal 2007.

Operating Expenses

Operating expenses by segment for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 are as follows (in thousands except percentages):

	Three Months Ended May 31,		Variance	Percent Change
	2007	2006
Domestic	$9,218	$9,542	$(324)	-3%
Canada	1,019	973	46	5%
Europe	1,375	1,567	(192)	-12%
Australia/New Zealand	1,964	1,655	309	19%
Other	314	300	14	5%

Total	$13,890	$14,037	$(147)	-1%

Shipping expenses for the first quarter of fiscal 2008 were approximately $6.1 million compared to approximately $5.9 million for the same periods in fiscal 2007. The increase in shipping expenses in both periods is primarily due to the increased level of business activity in our Domestic and Canadian segments. In addition, shipping costs increased due to higher freight costs from common carriers resulting from increased fuel costs. In all periods presented, shipping expenses remained consistent as a percent of sales at approximately 11%.

General and administrative expenses for the three months ended May 31, 2007 were $4.7 million compared to $5.1 million in the same period in the previous year, a decrease of 7%. The reduction is primarily due to the disposition of the Company’s Holland subsidiary that eliminated $0.3 million of general and administrative expenses that were included in the fiscal 2007 period. Excluding the Holland expenses, general and administrative expenses were 8% of sales in the fiscal 2008 period compared to 9% in the comparable fiscal 2007 period. This reduction is primarily due to fixed cost being spread over higher sales.

Selling and marketing expenses in the three months ended May 31, 2007 and 2006 were $3.1 million. As a percent of sales, selling and marketing expenses were 5% in the fiscal 2008 period compared to 6% in the fiscal 2007 period.

Other Income/Expense

On May 4, 2007, the Company entered into agreements with Bon Tool Co., a U.S. supplier of construction tools, equipment and decorative concrete products, for the sale of the business, inventory and certain intangible assets of the Company’s O’Tool operation, and the sublease of the warehouse space previously occupied by the O’Tool operation. Proceeds for the sale are required to be paid over a period of one year, subject to specified minimum and maximum payments, based on the gross margin realized by the purchaser upon the sale of purchased inventory. The sales proceeds are collateralized by a first priority lien on unsold inventory. The assets sold consist mainly of inventory with a cost of approximately $1.1 million at May 30, 2007. During the first quarter of fiscal 2008, the Company recorded a loss on the sale of the O’Tool business of less than $0.1 million as other expense.

Changes in the Put Warrant Liability

As of May 31, 2007 and the end of fiscal 2007, the Company reported a liability of $0.9 million relating to the valuation of the put warrants as Other Current Liabilities. The amounts were classified as liabilities in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Changes to the fair value of the put warrant liability are recognized in the Company’s earnings, as a result, we recognized expense of less than $0.1 million for the first quarter of fiscal 2008. In the same period in fiscal 2007, the Company recognized income of $0.1 million. The put warrants will continue to be revalued on a quarterly basis as long as they remain outstanding which could result in either significant increases or reductions in the Company’s quarterly net income depending on fluctuations in the Company’s stock price. For a more detailed discussion regarding the put warrants and management’s estimates of the associated liability, see “Liquidity and Capital Resources”.

Interest Expense

Interest expense for the first quarter of fiscal 2008 and the first quarter of fiscal 2007 was approximately $0.7 million. Interest expense has remained relative flat in the comparable periods due to lower borrowings in the current period being offset by higher interest rates.

Income Taxes

The Company recorded a provision for income taxes in the first quarter of fiscal 2008 of approximately $1.1 million (56% effective tax rate) compared with a provision for $0.1 million in the same period in fiscal 2007. The provision for income taxes in the first quarter of fiscal 2008 includes $0.3 million of US taxes on foreign deemed dividends and a valuation allowance of $0.1 million on foreign net operating losses, which the Company determined are unlikely to provide a future benefit. In all periods presented, the change in the put warrant liability is non-deductible for tax purposes. After removing the put warrant expense, US taxes on foreign deemed dividends and the tax valuation allowances, the effective tax rate in the three months ended May 31, 2007 and 2006 was 37%. The fiscal 2008 provision was based upon the statutory tax rates available in every jurisdiction in which we operate as adjusted for tax contingencies.

Net Income

The net income for the first quarter of fiscal 2008 was $0.9 million, or $0.23 per diluted share compared with a net income of $0.3 million or $0.08 per diluted share in the first quarter of fiscal 2007.

Liquidity and Capital Resources

Working capital was approximately $7.6 million as of May 31, 2007 as compared to approximately $5.1 million at February 28, 2007, an increase of approximately $2.5 million.

Net cash provided by operating activities during the first quarter of fiscal 2008 was approximately $4.8 million compared to net cash used in operating activities of approximately $1.3 million for the comparable fiscal 2007 period. In the current fiscal year, net income as adjusted for depreciation, amortization, non-cash charges, gain on sale of business and changes in deferred taxes was $2.3 million as compared with $1.0 million in the same period in the previous year. In addition, $0.8 million in cash flow was provided by reductions in inventory and accounts receivable during the first three months of fiscal 2008. In the same period in fiscal 2007, reductions in inventory and accounts receivable provided cash of $1.0 million. In the fiscal 2008 period, increases in accounts payable and accrued liabilities provided cash of $1.6 million, primarily due to increases in rebates and allowances that were not taken by the Company’s major customers. This compares with cash used by a reduction in accounts payable and accrued liabilities of $3.7 million in the previous fiscal year. The reduction in inventory and accounts receivable is the result of resource management programs put in place during fiscal 2008 and fiscal 2007.

Net cash provided by investing activities was less than $0.1 million in the first three months in fiscal 2008, which is made up of capital expenditures of $0.2 million that is offset by proceeds from the sale of the O’Tool business during the period. Cash used in investing activities in the first three months of fiscal 2007 was $0.2 million, which is exclusively made up of capital expenditures.

Net cash used by financing activities was approximately $4.5 million in the first three months of fiscal 2008 as compared to cash provided of approximately $0.9 million in the same period in the previous year. During the fiscal 2008 period, the company repaid an additional $4.1 million on its lines of credit and $1.8 million on long-term and acquisition debt. This was partially offset by long-term borrowings of $1.4 million by the Company’s Australian subsidiary. For the fiscal 2007 period, the Company borrowed $2.7 million on its line of credit and repaid $1.8 million of long-term and acquisition debt.

The Company has an asset based loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In March 2005, the Company amended the facility to consolidate the Company’s term notes and increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility using the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving credit facility was extended to July 2008. These loans are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. The loan agreement contains a subjective acceleration clause and lockbox arrangement; therefore, the borrowing under this agreement is classified as a current liability.

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

At May 31, 2007 the rate was Libor (5.32%) plus 2.25% and the Company had borrowed approximately $20.1 million and had $5.5 million available for future borrowings under the revolving loan facility net of approximately $0.4 million in outstanding letters of credit.

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. In March 2007, this facility was amended to make the maximum permitted borrowing approximately $1.7 million of which $1.2 million was outstanding at May 31, 2007. The facility is considered a demand note and carries an interest rate of the Australian Commercial Bill Rate (6.46%) plus 1.25%.

In connection with the purchase of the assets of Vitrex Ltd., The Company’s United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £1.0 million (approximately U.S. $2.0 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £0.4 million (approximately U.S. $0.8 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $7.4 million) as well as a parent company guaranty. On May 31, 2007, $2.1 million was borrowed under these facilities. Both are considered short-term demand notes and have an interest rate of Libor (4.50%) plus 2.00%.

The Company believes that its existing cash balances, internally generated funds from operations and available bank lines of credit will provide the liquidity necessary to satisfy its working capital needs, including changes in working capital balances, and will be adequate to finance anticipated capital expenditures and debt obligations for the next twelve months. There can be no assurance, however, that the assumptions upon which the Company base its future working capital and capital expenditure requirements and the assumptions upon which it base its belief that funds will be available to satisfy such requirements will prove to be correct. If these assumptions are not correct, the Company may be required to raise additional capital through loans or the issuance of debt or equity securities that would require the consent of the Company’s current lenders.

To the extent the Company were to raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders may result, and future investors may be granted rights superior to those of existing stockholders. Moreover, additional capital may be unavailable on acceptable terms to the Company, or may not be available at all.

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001 (which was paid in full on May 12, 2003), the Company issued 325,000 10-year warrants (the “put warrants”) at an exercise price of $3.63 per share. The put warrants continue to remain outstanding and since April 5, 2006 can be “put” to the Company at any time, based on criteria set forth in the warrant agreement. In addition, since April 5, 2007, the Company may “call” these warrants based on the same criteria. In the event the warrant is put to or called by the Company, the Company will be required to pay the holder of the warrants in cash in accordance with the warrant agreement. The Company cannot determine the actual amount of the liability until such time as the warrantholder elects to exercise the put or such time as the Company calls the warrant. The liability is based on the determination of the Company’s entity value, which is defined in the warrant agreement as the greatest of: (1) the fair market value of the Company established as of a capital transaction or public offering; or, (2) a formula value based on a multiple of the trailing twelve month EBITDA; or (3) an appraised value as if the Company was sold as a going concern.

The Company has determined to value the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. The Company believes this methodology provides an appropriate estimate of entity value. The other methodologies described above may be utilized to value the liability if they yield a higher entity value than the stock price method. Based on this methodology, management determined that a liability of $0.9 million should be reported for the put warrants at the end of fiscal 2007 and at the end of first quarter of fiscal 2008. The increase in the liability is included as less than $0.1 million of expense on the income statement in fiscal 2008 period.

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

Impact of Inflation and Changing Prices

During fiscal 2007 and continuing during fiscal 2008, the Company experienced price increases in certain key commodities and components related to the purchase of raw materials and finished goods. The Company believes that its level of gross profit as a percent of net sales is affected by these increases. Other than the changes described, the effect of inflation on our operations has been minimal.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 (the Company’s fiscal year ending February 28, 2009). The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first fiscal quarter of 2008 although earlier adoption is permitted. The Company expects that SFAS No. 159 will not have an impact on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. The guidance in EITF Issue 06-3 requires disclosure in interim and annual financial statements of the amount of taxes on a gross basis, if significant, that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue producing transaction between a seller and customer such as sales, use, value added, and some excise taxes. Additionally, the income statement presentation (gross or net) of such taxes is an accounting policy decision that must be disclosed. The consensus in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF Issue 06-3 effective March 1, 2007. The adoption did not have an effect on its financial statements as it did not change its existing accounting policy which is to present taxes within the scope of EITF Issue 06-3 on a net basis.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning, and include statements relating to the adequacy of our liquidity sources to meet our working capital needs and anticipated expenditures; the timing of the disposition of certain assets; our ability to increase the amount of sales of our products and expected sales levels of our products, our ability to increase prices and maintain or improve our gross margins; our ability to maintain good relationships with our suppliers and major customers; our expected expenses in fiscal 2008 and future periods; our ability to pass cost increases on to our customers; our ability to continue to do business around the world; our ability to successfully expand our market share, capitalize on new customers and cross-sell our products; our ability to introduce new and innovative products, expand existing product lines, and increase our sales and marketing penetration; our ability to continue our performance and that of our products and to increase stockholder returns; our ability to enhance our position as a worldwide manufacturer and distributor of specialty tools; expectations regarding the growth in sales of the largest home improvement retailers as compared to the rate of sales growth in the overall market; expectations regarding growth trends in the flooring segment of the home improvement market; expectations that we will continue to penetrate more foreign markets; expectations regarding the outcome of legal proceedings in which the Company is involved; and expectations regarding the liability to the Company associated with the put warrant.

These forward-looking statements are based on currently available information and are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations (See Risk Factors). Among the risks and uncertainties which could cause such a difference are the assumptions upon which we base our assessments of our future working capital and capital expenditures; our ability to satisfy our working capital needs and to finance our anticipated capital expenditures; our dependence upon a limited number of customers for a substantial portion of our sales and the continued success of initiatives with those customers; the success of our marketing and sales efforts; improvements in productivity and cost reductions; increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; our ability to maintain and improve our brands; our reliance upon certain major foreign suppliers; our reliance upon suppliers and sales agents for the purchase of finished products which we then resell; the level of demand for our products among existing and potential new customers; our ability to successfully integrate our acquired businesses; our dependence upon the efforts of Mr. Lewis Gould, our Chief Executive Officer and certain other key personnel; our ability to successfully integrate new management personnel; our ability to accurately predict the number and type of employees required to conduct our operations and the compensation required to be paid to such personnel; our ability to manage our growth, and the risk of economic and market factors affecting us or our customers; the impact of new accounting standards and the impact of the restatement of our financial results; the possibility of a future adverse effect on the fair value of our goodwill or other intangible assets; decisions by management related to accounting issues, and regulation and litigation matters; the general economic conditions in North America and the world; and other risks and uncertainties described elsewhere herein and in other reports we have filed with the SEC.

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

International sales from the Company’s non-North American operations accounted for approximately 21% of total sales during the first quarter of fiscal 2008. International sales are generated from foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in local currency and, accordingly, use the local currency as their functional currency.

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

The Company averaged $30.5 million of variable rate debt during the first quarter of fiscal 2008. If interest rates would have increased by 10%, the effect on the Company’s financial statements would have been an increase in interest expense of approximately $0.1 million for the three month period ended May 31, 2007.

The Company issued 325,000 warrants associated with certain of our previously existing subordinated debt. These warrants contain put and call provisions as defined in the agreement (See Liquidity and Capital Resources) If the fair value of the warrant changes by $0.10, the effect would be an adjustment to earnings of less than $0.1 million.

Item 4.	Controls and Procedures

(a)	The Company has carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weaknesses in our internal control over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to the Company and its consolidated subsidiaries required to be included in our periodic filings.

In connection with the audit for the Company’s fiscal years ending February 28, 2005 through 2007, the Company and its independent auditors identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) reconciling intercompany balances, (ii) ensuring proper documentation and review of consolidating adjusting journal entries, and (iii) the preparation and review of the financial results of its foreign operations. The Company has concluded that these material weaknesses still existed at May 31, 2007.

The Company has implemented and continues to implement various measures to address the material weaknesses and to improve overall internal control over financial reporting, including without limitation, (a) hiring of additional personnel to respond to the financial reporting and control complexities associated with the Company’s expanding operations; (b) developing and implementing additional control procedures over the recording of intercompany transactions, reconciliation of intercompany balances, and monitoring of compliance with those procedures; (c) developing and implementing additional control procedures over the initiation and review of adjusting journal entries; and (d) instituting additional corporate oversight and review procedures applicable to all of its foreign operations.

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

(b)	Except as described above, there were no significant changes to our internal controls over financial reporting or in other factors that could significantly affect such internal controls during the three months ended May 31, 2007.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in litigation from time to time in the course of business. Based on information currently available to management, the Company does not believe that the outcome of any of the legal proceeding in which the Company is involved will have a material adverse impact on the Company (see Note K).

Item 1A.	Risk Factors

The Company is subject to the following risk factors. While the Company believes that its expectations are reasonable, they are not guarantees of future performance. The Company’s results could differ substantially from its expectations if any of the events described in these risks occur.

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

Because a portion of the Company’s business is conducted in foreign currencies, fluctuations in currency prices can have a material impact on its results of operations. As a result of the fluctuations in currency prices, the Company had a total foreign exchange benefit on net revenue of approximately $1.0 million during the three months ended May 31, 2007. Although the Company finances certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate its foreign currency exposure, the Company cannot predict the effect foreign currency fluctuations will have on its results of operations in future periods.

The Company estimates that a 10% change of the U.S. dollar against local currencies would have changed its operating income by approximately $0.1 million in both the first quarter of fiscal 2008 and 2007. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of May 31, 2007, the net foreign currency translation adjustments reduced shareholders’ equity by $1.8 million.

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

The Company and its independent auditors have identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) reconciling intercompany balances, (ii) ensuring proper documentation and review of consolidating adjusting journal entries, (iii) recording inventory transactions appropriately and preparing the financial results of one of its foreign subsidiaries, and (iv) reviewing the financial results of its foreign subsidiaries. Under current standards of the Public Company Accounting Oversight Board, a material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although the Company has implemented, and continues to implement, various measures to improve internal control over financial reporting, there can be no assurance that the Company will be able to remedy the material weaknesses that have been identified or that additional material weaknesses will not be identified by the Company or its independent auditors. Any failure to remediate the material weaknesses identified by the Company and its independent auditors or to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results, cause the Company to fail to meet its reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure also could affect the ability of the Company’s management to certify that the Company’s internal controls are effective when it provides an assessment of internal control over financial reporting pursuant to rules of the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002, when they become applicable to the Company beginning with the Annual Report on Form 10-K for the year ending February 29, 2008, and could affect the results of the Company’s independent registered public accounting firm’s attestation report when it becomes applicable for the year ending February 28, 2009. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock. For more discussion, see Item 4—Controls and Procedures.

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
July 16, 2007

Exhibit Index

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