Form 10-Q
period 2007-08-31
QEP CO INC
filed 2007-10-15
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐     Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 12, 2007 is 3,428,363 shares of Common Stock, par value $0.001 per share.

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from the Company’s audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Q.E.P. CO., Inc. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 31, 2007	February 28, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,075	$822
Accounts receivable, less allowance for doubtful accounts of $431 and $354 as of August 31, 2007 and February 28, 2007, respectively	35,198	34,491
Inventories	28,693	27,042
Prepaid expenses and other current assets	1,317	1,349
Deferred income taxes	1,674	1,299

Total current assets	67,957	65,003

Property and equipment, net	5,842	6,770
Deferred income taxes	640	2,764
Goodwill	9,289	9,563
Other intangible assets, net	2,736	2,831
Other assets	194	225

Total Assets	$86,658	$87,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$16,973	$17,705
Accrued liabilities	12,455	9,868
Lines of credit	26,051	27,405
Current maturities of long term debt	3,743	4,085
Put warrant liability	—	861

Total current liabilities	59,222	59,924

Notes payable	2,861	2,398
Other long term debt	1,596	2,551
Other long term liabilities	446

Total Liabilities	64,125	64,873

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at August 31, 2007 and February 28, 2007	337	337
Common stock; 20,000,000 shares authorized, $.001 par value; 3,523,341 and 3,523,341 shares issued, and 3,428,363 and 3,440,401 shares outstanding at August 31, 2007 and February 28, 2007, respectively	3	3
Additional paid-in capital	10,050	9,981
Retained earnings	15,537	15,003
Treasury stock; 94,978 and 82,940 shares (held at cost) outstanding at August 31, 2007 and February 28, 2007, respectively	(756)	(639)
Accumulated other comprehensive loss	(2,638)	(2,402)

	22,533	22,283

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,658	$87,156

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2007	2006	2007	2006
Net sales	$57,162	$54,390	$114,125	$108,403
Cost of goods sold	40,992	39,612	81,402	78,478

Gross profit	16,170	14,778	32,723	29,925

Operating costs and expenses:
Shipping	5,680	5,951	11,779	11,818
General and administrative	4,123	5,083	8,813	10,135
Selling and marketing	3,430	3,253	6,530	6,373
Impairment loss on goodwill and other intangibles		7,598		7,598
Other expense (income), net	(687)	(1)	(686)	(3)

Total operating costs and expenses	12,546	21,884	26,436	35,921

Operating income (loss)	3,624	(7,106)	6,287	(5,996)

Change in put warrant liability	(1,400)	1,231	(1,439)	1,316
Interest expense, net	(638)	(732)	(1,298)	(1,456)

Income (loss) before provision for income taxes	1,586	(6,607)	3,550	(6,136)
Provision for income taxes	1,527	124	2,634	265

Net income (loss)	$59	$(6,731)	$916	$(6,401)

Net income (loss) per share:
Basic	$0.02	$(1.99)	$0.26	$(1.89)

Diluted	$0.02	$(1.99)	$0.25	$(1.89)

Weighted average number of common shares outstanding
Basic	3,436	3,391	3,438	3,394

Diluted	3,641	3,391	3,621	3,394

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended August 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$916	$(6,401)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,055	1,284
Impairment loss on goodwill and other intangibles	—	7,598
Change in fair value of put warrant liability	1,439	(1,316)
Write-off of Holland accumulated foreign translation	—	447
Bad debt expense	111	70
Gain on sale of businesses	(605)	—
Stock-based compensation expense	265	120
Deferred income taxes	1,734	(40)
Changes in assets and liabilities:
Accounts receivable	(1,719)	1,017
Inventories	(2,959)	2,567
Prepaid expenses and other current assets	1	726
Other assets	23	12
Trade accounts payable and accrued liabilities	2,137	(6,001)

Net cash provided by operating activities	2,398	83

Cash flows from investing activities:
Capital expenditures	(289)	(353)
Settlement of put warrant liability	(2,300)	—
Proceeds from sale of businesses	3,053	—

Net cash provided by (used in) investing activities	464	(353)

Cash flows from financing activities:
Net borrowings (repayment) under lines of credit	(1,520)	2,164
Borrowings of long-term debt	1,397	—
Repayments of long-term debt	(1,501)	(1,390)
Repayments of acquisition debt	(926)	(1,380)
Purchase of treasury stock	(60)	(60)
Proceeds from exercise of stock options	—	129
Dividends	(12)	(10)

Net cash used in financing activities	(2,622)	(547)

Effect of exchange rate changes on cash	13	636

Net increase (decrease) in cash	253	(181)
Cash and cash equivalents at beginning of period	822	852

Cash and cash equivalents at end of period	$1,075	$671

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries, which are collectively referred to as “we”, “us”, “our”, “Q.E.P.” or “the Company”. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (“fiscal 2007”). All significant intercompany transactions have been eliminated.

Our fiscal year ends on February 29, 2008 (“fiscal 2008”). All references to the first quarter of fiscal 2008 are to the quarter ended May 31, 2007. All references to the second quarter of fiscal 2008 are to the quarter ended August 31, 2007.

Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.®, ROBERTS®, Capitol®, QSet™, Vitrex® and Elastiment™, the Company markets specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company markets approximately 3,000 products in the US, Canada, Europe, Australia and Latin America. The Company sells its products primarily to large home improvement retail centers, as well as traditional distribution outlets in all of the markets it serves.

NOTE B – Sale of Businesses

On May 4, 2007, the Company entered into agreements with Bon Tool Co., a US supplier of construction tools, equipment and decorative concrete products, for the sale of the business, inventory and certain intangible assets of the Company’s O’Tool operation, and the sublease of the warehouse space previously occupied by the O’Tool operation. Proceeds for the sale are required to be paid over a period of one year, subject to specified minimum and maximum payments, based on the gross margin realized by the purchaser upon the sale of purchased inventory. The sale proceeds are collateralized by a first priority lien on unsold inventory. The assets sold consist mainly of inventory with a cost of approximately $1.3 million at May 31, 2007. During the first quarter of fiscal 2008, the Company recorded a loss on the sale of the O’Tool operation of less than $0.1 million. This transaction was not disclosed as a discontinued operation due to the immateriality of the transaction to the Company’s overall operation.

On July 18, 2007, the Company entered into an asset purchase agreement with ParexLahabra, a manufacturer of premixed mortars for the construction industry, for the sales of the business, accounts receivable, inventory and certain intangible assets of the Company’s Stone Holdings operation. The sale proceeds were approximately $2.4 million in cash and the Company recorded a gain on the sale of the Stone Holdings operation of approximately $0.6 million in the second quarter of fiscal 2008, which is recorded in other income. This transaction was not disclosed as a discontinued operation due to the immateriality of the transaction to the Company’s overall operation.

NOTE C – Inventories

Inventories consisted of the following (in thousands):

	August 31, 2007	February 28, 2007
Raw materials and work-in-process	4,438	4,703
Finished goods	24,255	22,339

	28,693	27,042

NOTE D – Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), intangible assets with definite lives are amortized while intangibles with indefinite lives, such as goodwill, are tested annually for impairment or when events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an impairment test on goodwill during the second quarter of each fiscal year. The Company performed an impairment test during the second quarter of fiscal 2008 and determined that there was no impairment to goodwill. The impairment test in the previous fiscal year resulted in a second quarter impairment charge of $7.6 million, which was subsequently adjusted to $7.5 million in the third quarter of fiscal 2007. The Company will continue to assess the impairment of goodwill and other assets in accordance with SFAS No. 142 in the future. If the Company’s operating performance and resulting cash flows in the future are less than expected, an additional impairment charge could be incurred which may have a material impact on the Company’s results of operations.

As of August 31, 2007, the Company has $6.5 million of goodwill in the Domestic segment, $1.0 million in the Canada segment, $0.3 million in the Europe segment and $1.5 million in the Australia/New Zealand segment. No goodwill remains in the Other segment.

All other intangible assets are subject to amortization. The total balance of definite-lived intangible assets is classified as follows (in thousands):

		August 31, 2007			February 28, 2007
	Weighted Avg Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	20	3,025	(1,070)	1,955	3,007	(986)	2,021
Other intangibles	5	1,322	(541)	781	1,303	(493)	810

		$4,347	$(1,611)	$2,736	$4,310	$(1,479)	$2,831

The Company incurred approximately $0.1 million of amortization expense in both the three and six months ended August 31, 2007. The Company expects to incur a total of approximately $0.3 million of amortization expense in fiscal 2008. Other intangibles include customer lists, non-compete agreements, patents and financing fees.

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

At August 31, 2007, the rate for the revolving loan facility was Libor (5.56% as of August 31, 2007) plus 2.00% and the Company had borrowed approximately $22.5 million and had $5.8 million available for future borrowings under the revolving loan facility net of approximately $0.7 million in outstanding letters of credit.

International Credit Facilities

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. In March 2007, this facility was amended to make the maximum permitted borrowing approximately $1.7 million of which $1.2 million was outstanding at August 31, 2007. The facility is considered a demand note and carries an interest rate of the Australian Commercial Bill Rate (6.90% as of August 31, 2007) plus 1.25%.

In connection with the purchase of the assets of Vitrex Ltd., the Company’s United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £1.0 million (approximately US $2.0 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £0.4 million (approximately US $0.8 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $7.3 million) as well as a parent company guaranty. On August 31, 2007, $2.3 million was borrowed under these facilities. Both are considered short-term demand notes and have an interest rate of Libor (5.75% as of August 31, 2007) plus 2.00%.

Term Loan Facilities

As discussed previously, in March 2005, the Company amended its domestic term loan agreements by consolidating the then existing two term facilities into one three year term facility. In addition, the Company received approximately $3.0 million of additional term financing under the amendment. The amendment provides for repayment of this facility at a rate of approximately $0.2 million per month at an interest rate of Libor plus 2.13% to Libor plus 2.63% through April 2008. The amendment also formally released the Company’s Chairman and Chief Executive Officer of his guaranty of one of the term loans. In June 2006, the loan agreements were amended to increase the interest rate from Libor plus 2.13% to Libor plus 2.88%. The balance on this term note was $1.3 million at August 31, 2007.

In March 2007, the Company’s Australian subsidiary amended its payment facility by consolidating the then existing three term facilities into one three-year term facility. The subsidiary received approximately $1.2 million of additional financing under the amendment. The loan requires quarterly payments of AUD 0.2 million (US $0.1 million) for the first four installments and AUD 0.1 million (US $0.1 million) thereafter with a final balloon payment. The balance of this term note was US $1.7 million at August 31, 2007. The term loan is collateralized by substantially all of the assets of the subsidiary (approximately $12.1 million) as well as a parent company guaranty.

Put Warrant Liability

In connection with the subordinated loan agreement between the Company and HillStreet Fund, L.P. (“HillStreet”), entered into on April 5, 2001, the Company issued 325,000 10-year warrants (the “put warrants”) at an exercise price of $3.63 per share. Once the put warrants are put to the Company, the Company is required to pay the holder of the put warrants in cash in accordance with the put warrant agreement. The payment is based on the determination of the Company’s entity value, which is defined in the warrant agreement as the greatest of: (1) the fair market value of the Company established as of a capital transaction or public offering; (2) a formula value based on a multiple of the trailing twelve month EBITDA; or (3) an appraised value as if the Company was sold as a going concern.

On July 23, 2007, the Company received written notice from HillStreet of the exercise of their right to “put” to the Company the put warrants pursuant to the warrant agreement. On July 31, 2007, the Company and HillStreet agreed upon a cash settlement value of $2.3 million for the put obligation. On August 6, 2007, the Company paid the settlement out of funds available under its existing bank line of credit.

For accounting purposes, the Company has historically recorded the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. Based on this methodology, a liability of $0.9 million was reported for the put warrants as of the first quarter of fiscal 2007. As a result of the settlement, the Company reported a put warrant expense of $1.4 million for the three months ended August 31, 2007.

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

Under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At present, the Company is continuing to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options and stock appreciation rights before exercising, the interest rate, the estimated volatility of the Company’s common stock price over the expected term and the number of options and stock appreciation rights that will ultimately not complete their vesting requirements. For fiscal 2007, the expected stock price volatility is based on the historical volatility of the Company’s stock. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. No stock options were issued during the first or second quarter of fiscal 2008. The following table represents the assumptions used to estimate the fair value of options issued during fiscal 2007 and stock appreciation rights outstanding as of August 31, 2007:

Expected stock price volatility	39.3%
Expected lives of options:
Directors and officers	4.2 years
Employees	4.2 years
Risk-free interest rate	4.8%
Expected dividend yield	0.0%

In the three and six months ended August 31, 2007, the Company recognized compensation expense of $0.2 and $0.3 million, respectively, related to stock options issued and stock appreciation rights granted in previous periods. This amount is included in general and administrative expenses.

On August 24, 2007, the Company issued 3,000 shares of restricted stock to its non-employee directors. These shares vest on the one year anniversary of the grant date and the Company will recognize compensation expense related to these shares of less than $0.1 million over the next twelve months.

NOTE G – Income Taxes

The Company recorded a provision for income taxes in the second quarter of fiscal 2008 of approximately $1.5 million (96% effective tax rate), inclusive of US taxes on foreign deemed dividends and foreign net operating losses of approximately $0.1 million and $0.2 million, respectively. This compares with a provision for income tax of $0.1 million in the same period in fiscal 2007. For the six months ended August 31, 2007, the Company recorded a provision for income taxes of $2.6 million (74% effective tax rate), inclusive of US taxes on foreign deemed dividends and foreign net operating losses of approximately $0.4 million and $0.2 million, respectively. This compares with a provision for $0.2 million in the same period in fiscal 2007. In all periods presented, the change in the put warrant liability is non-deductible for tax purposes. After removing the put warrant expense, US taxes on foreign deemed dividends and tax valuation allowances, the effective tax rate for the three and six months ended August 31, 2007 was 41% and 40%, respectively. The fiscal 2008 provision was based upon the statutory tax rates available in every jurisdiction in which the Company operates.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). On March 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.

As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.4 million in the liability for unrecognized tax benefits associated with uncertain income tax positions, which was accounted for as a reduction to the March 1, 2007, balance of retained earnings. During the six months ended August 31, 2007, the Company increased the liability for unrecognized tax benefits by approximately $0.1 million for tax positions taken during that period. The amount of unrecognized tax benefits as of August 31, 2007, was approximately $1.0 million. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate.

Subsequently, in May 2007, the FASB published FASB Staff Position FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of the Company’s adoption date of FIN 48, its accounting is consistent with the guidance in FSP FIN 48-1.

The Company is subject to income taxes in the US federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for the years before 2002.

The Internal Revenue Service commenced an examination of the Company’s US income tax return for fiscal 2005 that is anticipated to be completed during 2007. In addition, the Canadian Revenue Agency has commenced an examination of the Company’s Canadian tax returns for 2004 and 2005 that is anticipated to close during 2007. Based on the outcome of these examinations, the Company may recognize changes to its unrecognized tax benefit.

The Company classifies interest and penalties related to unrecognized tax benefits in tax expense. The Company had approximately $0.1 million of interest and penalties accrued at August 31, 2007.

NOTE H – Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. There were 0.2 million and 0.3 million of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive in the three and six month periods ended August 31, 2007, respectively. In the corresponding periods presented for fiscal 2007, the amount of antidilutive shares was 0.8 million. The following is a reconciliation of the number of shares used in the basic and diluted computation of income per shares (in thousands)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2007	2006	2007	2006
Weighted average number of common shares outstanding—basic	3,436	3,391	3,438	3,394
Dilution from stock options and warrants	205	—	183	—

Weighted average number of common shares outstanding—diluted	3,641	3,391	3,621	3,394

NOTE I – Comprehensive Income

The Company records foreign currency translation adjustments as other comprehensive income. For the three and six months ended August 31, 2007, comprehensive income (loss) totaled $(0.8) million and $0.7 million, respectively. This compares with $(6.0) million and $(5.6) million for the same periods in fiscal 2007.

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

The performance of the business is evaluated at the segment level. We manage cash, debt and income taxes centrally. Accordingly, we evaluate performance of our segments based on operating earnings exclusive of financing activities and income taxes. Segment results were as follows (in thousands):

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2007	2006	2007	2006
Revenues
Domestic	$38,223	$37,189	$77,197	$74,193
Canada	6,022	5,514	11,859	10,631
Europe	5,355	5,309	10,605	11,121
Australia/New Zealand	6,756	5,625	12,872	11,009
Other	806	753	1,592	1,449

	$57,162	$54,390	$114,125	$108,403

Operating income (loss)
Domestic	$1,827	$(5,980)	$3,407	$(5,730)
Canada	1,157	775	2,328	1,410
Europe	(202)	(1,876)	(239)	(1,806)
Australia/New Zealand	336	304	404	494
Other	(181)	(330)	(299)	(367)

Subtotal	2,937	(7,107)	5,601	(5,999)
Other (income) expense	(687)	(1)	(686)	(3)

Operating income (loss)	$3,624	$(7,106)	$6,287	$(5,996)
Change in put warrant liability	(1,400)	1,231	(1,439)	1,316
Interest expense, net	(638)	(732)	(1,298)	(1,456)

Income before provision for income taxes	$1,586	$(6,607)	$3,550	$(6,136)

	As of August 31, 2007	As of February 28, 2007
Total assets
Domestic	$51,295	$53,779
Canada	9,315	8,319
Europe	10,805	10,862
Australia/New Zealand	12,706	11,768
Other	2,537	2,428

	$86,658	$87,156

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

NOTE K – Contingencies

The Company is involved in litigation from time to time in the course of business. Based on information currently available to management, the Company does not believe that the outcome of any of the legal proceedings in which the Company is involved will have a material adverse impact on the Company.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $0.3 million and this amount was subsequently increased by $0.3 million based on additional information to $0.6 million based on an estimate for the cost of remediation. During fiscal 2007, the Company increased the reserve by an additional $0.1 million. Through August 31, 2007, the Company has spent approximately $0.8 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for the next few years. The accrued liability at August 31, 2007 was approximately $0.1 million.

During fiscal 2002, the Company received notice from the United States Environmental Protection Agency (the “EPA”) that an entity identified as Roberts Consolidated Industries, Inc. may be involved in the contamination of landfill sites in Clark County, Ohio and Santa Barbara County, California. In addition, in April 2003 and October 2006, the record owner and a prior owner of certain real property in Vancouver, Washington informed the Company that an entity known as Roberts Consolidated Industry, Inc. owned or operated a facility during which time hazardous substances were disposed of or released at the site, and that, pursuant to Washington State law, the Company is or may be liable for clean up costs at the site. At this time, the Company is not aware whether these entities are predecessors to any of its affiliates or whether they are unrelated entities.

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

In March 2006, the Company was served with a complaint in Imogene Calcaterra-Lepique and C.C., by and through her Next Friend, Brenda O’Neal v. Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc., Home Depot, Inc., General Electric Co., and Rheem Mfg. Co., Case No. 4:06-CV-1050 CAS, which is currently pending in the US District Court for the Eastern Distinct of Missouri. In this wrongful death matter, plaintiffs have alleged that the decedent suffered burns, allegedly causing his death, when installing carpet using Roberts 4000 carpet adhesive, a product manufactured by Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company. Plaintiffs allege that fumes from the Roberts 4000 caused the fire that injured the decedent. The Company has submitted the matter to its insurer and the insurer has retained counsel. Plaintiffs have served a demand for $20,000,000. Court ordered mediation of the case is set for November 16, 2007 and the case is set for trial in May 2008. The Company intends to defend against the allegations.

In August 2006, the Company was served with a complaint in Greene v. Ashland Chemical, Inc., et al., Case No. 03-CV-231458, Div. 7, which matter is currently pending in the Circuit Court of Jackson County, Missouri at Kansas City. In this wrongful death matter, plaintiff has alleged that the Company, and Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company, along with more than 30 other defendants, manufactured products containing benzene with which the plaintiff came into contact while working between approximately 1954 and 1999, and which allegedly caused his death. An answer to the complaint was filed in December 2006 denying the allegations and asserting several defenses. On October 4, 2007, the plaintiff and the Company jointly filed a Stipulation of Dismissal Without Prejudice as to Defendant Q.E.P. Co., Inc. (the “Stipulation”), providing for the voluntary dismissal of plaintiff’s claims against the Company. The Company expects the court to sign an order approving the dismissal.

NOTE L – Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 (the Company’s fiscal year ending February 28, 2009). The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s operating income or net earnings.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first fiscal quarter of 2008 although earlier adoption is permitted. The Company expects that SFAS No. 159 will not have an impact on its consolidated financial statements.

NOTE M – Subsequent Event

On September 28, 2007, the Company purchased a manufacturing and distribution facility situated on 5.8 acres of land in the City of Adelanto, San Bernardino County, California. The Company paid approximately $2.0 million for the facility utilizing funds available to the Company under its existing line of credit.

The Adelanto facility will be used to improve distribution service to the Company’s West Coast customers and to expand the Company’s manufacturing capacity for adhesives and dry set powders. During the fourth quarter of fiscal 2008, the Company intends to relocate the current distribution activities at its Henderson, Nevada facility to the Adelanto facility. The Company will not renew the lease at the Henderson facility when it expires in January 2008.

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

In the second quarter of fiscal 2008, the Company experienced an increase in sales of approximately $2.8 million or 5% over the same period in the previous fiscal year. The increase in sales was 4% in the combined Domestic and Canadian segments, resulting primarily from sales growth within several product categories, including underlayment and wet saws. The sales growth of underlayment was the result of continued sales penetration of this product line into one of the Company’s large home center customers. The sales growth of wet saws reflects the expansion of the Company’s direct ship program with one of its major home center customers. Sales increased 1% in the Company’s Europe segment, due primarily to improved sales in the Company’s U.K. operation that offset lost sales due to the disposition of our direct operations in Holland in the second quarter of fiscal 2007. Sales increased in the Company’s Australia/New Zealand segment by 20%, primarily due to the foreign currency translation effect of the appreciated Australian Dollar. Sales increased in the Other segment by 7% due to improving sales performance in the Company’s Chile, Argentina and Mexico operations.

For the six months ended August 31, 2007, sales increased by $5.7 million or 5% compared to the same period in the previous year. The combined Domestic and Canada segments increased sales by 5% and contributed $4.2 million to the overall sales increase.

Gross profit increased in the three and six months ended August 31, 2007 compared to the same periods in the previous fiscal year due to additional sales volume and favorable changes in product mix resulting from the increased sales of higher margin underlayment and wet saws, the introduction of higher margin adhesives and other price increases that were passed on to the Company’s customers. In the second quarter of fiscal 2008, compared to the second quarter of fiscal 2007, gross profit as a percent of sales increased to 28.3% from 27.2%. In the six months ended August 31, 2007 compared to the six months ended August 31, 2006, gross profit as a percentage of sales increased to 28.7% from 27.6%.

Recent Developments

Sale of Business

On July 18, 2007, the Company entered into an asset purchase agreement with ParexLahabra, a manufacturer of premixed mortars for the construction industry, for the sales of the business, accounts receivable, inventory and certain intangible assets of the Company’s Stone Holdings operation. The sale proceeds were approximately $2.4 million in cash and the Company recorded a gain on the sale of the Stone Holdings operation of approximately $0.6 million in the second quarter of fiscal 2008, which is recorded in other income. This transaction was not disclosed as a discontinued operation due to the immateriality of the transaction to the Company’s overall operation.

Settlement of Put Warrant Obligation

On July 23, 2007, the Company received written notice from The HillStreet Fund, L.P. (“HillStreet”) of the exercise of their right to “put” to the Company the 325,000 put warrants pursuant to the Warrant Agreement dated April 5, 2001 (the “Warrant Agreement”). On July 31, 2007, the Company and HillStreet agreed upon a cash settlement value of $2.3 million for the put obligation. The Company paid the settlement out of funds available under its existing bank line of credit.

For accounting purposes, the Company has historically recorded the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. Based on this methodology, a liability of $0.9 million was reported for the put warrants as of the first quarter of fiscal 2007. As a result of the settlement, the Company reported a put warrant expense of $1.4 million for the three months ended August 31, 2007. No further income or expense will be recorded related to this Warrant Agreement.

Critical Accounting Policies and Estimates

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). On March 1, 2007, the Company adopted the provisions of FIN No. 48.

As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.4 million in the liability for unrecognized tax benefits associated with uncertain income tax positions, which was accounted for as a reduction to the March 1, 2007, balance of retained earnings. The amount of unrecognized tax benefits as of August 31, 2007, was approximately $1.0 million. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate (see Note G of the Company’s Notes to Consolidated Financial Statements for further discussion).

Results of Operations

Sales

Net sales by segment for the three and six months ended August 31, 2007 (the second quarter and first six months of fiscal 2008, respectively) compared to the three and six months ended August 31, 2006 (the second quarter and first six months of fiscal 2007, respectively) is as follows (in thousands except percentages):

	Three Months Ended August 31,		Variance	Percent Change	Six Months Ended August 31,		Variance	Percent Change
	2007	2006			2007	2006
Domestic	$38,223	$37,189	$1,034	3%	$77,197	$74,193	$3,004	4%
Canada	6,022	5,514	508	9%	11,859	10,631	1,228	12%
Europe	5,355	5,309	46	1%	10,605	11,121	(516)	-5%
Australia/New Zealand	6,756	5,625	1,131	20%	12,872	11,009	1,863	17%
Other	806	753	53	7%	1,592	1,449	143	10%

Total	$57,162	$54,390	$2,772	5%	$114,125	$108,403	$5,722	5%

Domestic and Canada

The increase in sales in the Company’s Domestic and Canadian segments in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007, was primarily the result of the continued increases in sales of underlayment products to one of the Company’s home center customers of $1.1 million. Additionally, sales of wet saw products by the Domestic segment to another home center customer increased by $1.9 million due primarily to the expansion of direct ship program (direct from the Company’s suppliers to the customer with delivery being taken at the suppliers’ dock). Also, during the second quarter of fiscal 2008, the Company rolled-out a new ceiling tools line that increased sales by $0.5 million for the quarter. These increases were partially offset by the contraction of the Company’s distribution customer base as retail sales move from smaller specialty distributors to larger mass merchandisers. Additionally, sales decreased on certain carpet tools and tack strip products as compared with the same period in the previous year.

The increase in sales in the Company’s Domestic and Canadian segments for the six months ended August 31, 2007, compared to the same period in the previous year was the result of increased sales of underlayment products of $2.7 million, wet saw product of $2.8 million and adhesives products of $1.6 million. Once again, these sales increases were primarily to home center customers and were offset by declining sales to distributor customers.

Overall sales to our home center customers increased approximately 13% and 14% in the three and six months ended August 31, 2007, compared to the same periods in the previous fiscal year. Increases in product sales in the fiscal 2008 periods compared to the fiscal 2007 periods were somewhat offset by higher sales rebates rates due to the additional sales volume projected for the fiscal 2008 period.

The Company expects to see increases in its sales volume in its Domestic and Canada segments in the fourth quarter of fiscal 2008 and the beginning of fiscal 2009 as a result of one of the Company’s major customers awarding the Company a substantial amount of new business on some of its higher margined products.

Other Segments

Sales in the Company’s international subsidiaries were positively affected in three and six months ended August 31, 2007, compared to the three and six months ended August 31, 2006, by the change in currency translation rates between the periods. Sales increased $1.4 million in the second quarter of fiscal 2008 and $2.5 million in the first six months of fiscal 2008 due to the effect of changes in currency translation rates, primarily generated by changes in the Australian Dollar, British Pound and Euro compared with the US Dollar.

The sales increase in the Company’s European segment in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to currency translation gains of $0.4 million. Furthermore, sales were lower in the second quarter of fiscal 2008 as a result of the disposition on August 31, 2006, of the Company’s direct operations in Holland and the associated loss of sales of $0.3 million that was realized in the second quarter of fiscal 2007. This decline is partially offset by increased sales volume in the Company’s UK operation of $0.3 million. For the first six months of fiscal 2008 compared to the first six months of fiscal 2007, the sales decline in the European segment was primarily due to lost sales due to the disposition of the Holland operation of $1.1 million that was partially offset by currency translation gains of $0.8 million on sales in the UK and France.

The sales increase in the Australia/New Zealand segment in the three and six months ended August 31, 2007, compared to the same period in the previous year was primarily due to currency translation gains of $0.8 million and $1.3 million, respectively. Excluding the effect of currency translation, sales in this segment increased for the second quarter and first six months of fiscal 2008 by 6.3% and 4.9% compared to the same periods in the previous year. This increase reflects the continued steady growth in the region of both home center and distribution sales. The increase in sales in the Other segment for the second quarter and first six months of fiscal 2008 compared to the comparable periods in fiscal 2007 is due to a slight upturn in sales activity from the Company’s Chile, Argentina and Mexico operations during the periods.

Sales from the Company’s non-North American subsidiaries were 23% and 21% of total sales in second quarter of fiscal 2008 and 2007, respectively. For both the six months ended August 31, 2007 and 2006, sales from the Company’s non-North American subsidiaries were 22% of total sales.

Gross Profit

Gross profit by segment for the three and six months ended August 31, 2007, compared to the three and six months ended August 31, 2006, is as follows (in thousands, except percentages):

	Three Months Ended August 31,		Variance	Percent Change	Six Months Ended August 31,		Variance	Percent Change
	2007	2006			2007	2006
Domestic	$10,308	$9,300	$1,008	11%	$21,101	$19,092	$2,009	11%
Canada	2,251	1,826	425	23%	4,441	3,434	1,007	29%
Europe	1,216	1,495	(279)	-19%	2,557	3,132	(575)	-18%
Australia/New Zealand	2,312	1,952	360	18%	4,346	3,799	547	14%
Other	83	205	(122)	-60%	278	468	(190)	-41%

Total	$16,170	$14,778	$1,392	9%	$32,723	$29,925	$2,798	9%

Domestic and Canada

The increase in gross profit in the Domestic and Canadian segments in the second quarter of fiscal 2008 compared to the same period in fiscal 2007 was primarily the result of improved product sales mix resulting from sales increases in higher margin underlayment and wet saw products. In the second quarter of fiscal 2008, the underlayment sales and the direct ship program increased gross profit by $0.7 million and $0.6 million, respectively. These increases were partially offset by lower gross profit on certain carpet tools.

The increase in gross profit in the Domestic and Canadian segments for the six months ended August 31, 2007, compared to the same period in the previous year was due to increased sales volume of higher margin products. This resulted from the increase in underlayment, wet saws and adhesive sales that increased gross profit by $1.4 million, $0.7 million and $0.5 million, respectively.

Gross margin was positively affected in the three and six months ended August 31, 2007, compared to the three and six months ended August 31, 2006, by a change in currency translation rates between the periods. Gross margin increased $0.1 million in the both the three and six months ended August 31, 2007, compared to the same periods in fiscal 2007 due to the effect of changes in translation rates, primarily generated by changes in the Canadian Dollar compared with the US Dollar. Consequently, the positive effect on gross margin is primarily recorded in the Canada segment.

Gross profit as a percentage of sales in the Domestic segment increased to 27% in the second quarter of fiscal 2008 from 25% in the comparable period of fiscal 2007. For the six months ended August 31, 2007, gross profit as a percentage of sales in the Domestic segment was 27% compared to 26% in the same period in the previous year. This improvement is due to a favorable change in the Company’s sales mix through the sales growth of higher margin products, including the underlayment and recently introduced adhesive products. Also, the Company has continued to make improvements in its manufacturing processes and has had some success increasing selling prices on certain products to customers in response to increases in raw material and other product costs.

Gross profit as a percentage of sales in the Canadian segment increased to 37% in the second quarter of fiscal 2008 from 33% in the comparable period of fiscal 2007. For the six months ended August 31, 2007, gross profit as a percentage of sales in the Canadian segment was 37% compared to 32% in the same period in the previous year. This improvement is entirely due to the increased sales volume of the high margin underlayment and adhesive products previously discussed.

Other Segments

Gross margin of the segments outside of North America was positively affected in the three and six months ended August 31, 2007, compared to the three and six months ended August 31, 2006, by the change in currency translation rates between the periods. Gross margin increased $0.3 million in the second quarter of fiscal 2008 compared to the same period in fiscal 2007 and by $0.6 million in the six months ended August 31, 2007, compared to the same period in the previous year due to the effect of changes in currency translation rates, primarily generated by changes in the Australian Dollar, British Pound and Euro compared with the US Dollar.

As previously discussed, lower sales volume associated with the disposition of the Company’s Holland operation in the second quarter of fiscal 2007 was the main reason for the decrease in gross profit in the Europe segment in the three and six months ended August 31, 2007, compared to the same periods in the previous year. Gross profit as a percentage of sales in the Europe segment decreased to 23% in the second quarter of fiscal 2008 from 28% in the second quarter of fiscal 2007. For the six months ended August 31, 2007, gross profit as a percentage of sales in the Europe segment was 24% compared to 28% in the same period in the previous year. This decrease was due to cost increases in the UK operation that have not been passed on to customers through higher prices and the implementation of additional vendor rebate incentives as the operation attempts to remain competitive in its market.

The increase in gross profit in the Australia/New Zealand segment for the three and six months ended August 31, 2007, compared to the same periods in the previous year was primarily due to currency translation gains of $0.3 million and $0.4 million, respectively.

Gross profit as a percentage of sales decreased to 34% in both the three and six months ended August 31, 2007, from 35% in both the three and six months ended August 31, 2006. This reduction is primarily due to product cost increases that have not been passed on to customers through higher selling prices.

Lower profit margin reported in the Company’s Mexican operation caused the reduction in gross profit and gross profit as a percentage of sales for the Other segment in the both the three and six months ended August 31, 2007, compared to the same periods in the previous year.

Operating Expenses

Operating expenses by segment for the three and six months ended August 31, 2007, compared to the three and six months ended August 31, 2006, are as follows (in thousands except percentages):

	Three Months Ended August 31,		Variance	Percent Change	Six Months Ended August 31,		Variance	Percent Change
	2007	2006			2007	2006
Domestic	$8,480	$8,974	$(494)	-6%	$17,694	$18,517	$(823)	-4%
Canada	1,095	1,051	44	4%	2,114	2,024	90	4%
Europe	1,419	2,337	(918)	-39%	2,795	3,904	(1,109)	-28%
Australia/New Zealand	1,975	1,649	326	20%	3,941	3,305	636	19%
Other	264	276	(12)	-4%	578	576	2	0%

Total	$13,233	$14,287	$(1,054)	-7%	$27,122	$28,326	$(1,204)	-4%

Shipping expenses for the three and six months ended August 31, 2007, were approximately $5.7 million and $11.8 million, respectively compared to approximately $6.0 million and $11.8 million for the same periods in fiscal 2007. The reduction in shipping expenses in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to the sale of the O’Tool and Stone Holding operations that eliminated $0.2 million of shipping expenses. In addition, shipping expenses decreased in the Domestic and Canadian segments due to home center customer sales, which have lower freight cost, replacing distributor customer sales, which typically have higher freight cost. These reductions were offset by higher freight charges from common carriers arising from increased fuel costs. For the three and six months ended August 31, 2007, shipping expenses remained consistent as a percent of sales at approximately 10%, compared to 11% for both the comparable periods in fiscal 2007. The reduction of shipping expenses as a percentage of sales is primarily due to the expansion of the Company’s direct shipment program that does not incur any freight-out costs.

General and administrative expenses for the three months ended August 31, 2007, were $4.1 million compared to $5.1 million in the same period in the previous year, a decrease of 19%. For the six months ended August 31, 2007, general and administrative expenses were $8.8 million compared to $10.1 million in the same period in the previous year, a reduction of 13%. The reduction is primarily due to the disposition of the Company’s Holland subsidiary that eliminated $1.2 million and $1.4 million of general and administrative expenses that were included in the three and six months ended August 31, 2006, respectively. Excluding the Holland expenses, general and administrative expenses for the second quarter of fiscal 2008 and 2007 were consistent at 7% of sales and for the six months ended August 31, 2007 and 2006, general and administrative expenses were consistent at 8% of sales.

Selling and marketing expenses in the three months ended August 31, 2007, were $3.4 million compared to $3.3 million in the same period in the previous year, an increase of 5%. For the six months ended August 31, 2007, selling and marketing expenses were $6.5 million compared to $6.4 million in the same period in the previous year, an increase of 2%. As a percent of sales, selling and marketing expenses were 6% in all periods presented.

Other Income / Expense

On July 18, 2007, the Company entered into an asset purchase agreement with ParexLahabra, a manufacturer of premixed mortars for the construction industry, for the sales of the business, accounts receivable, inventory and certain intangible assets of the Company’s Stone Holdings operation. The sale proceeds were approximately $2.4 million. During the second quarter of fiscal 2008, the Company recorded a gain on the sale of the Stone Holdings operation of approximately $0.6 million as other income.

On May 4, 2007, the Company entered into agreements with Bon Tool Co., a US supplier of construction tools, equipment and decorative concrete products, for the sale of the business, inventory and certain intangible assets of the Company’s O’Tool operation, and the sublease of the warehouse space previously occupied by the O’Tool operation. The assets sold consist mainly of inventory with a cost of approximately $1.1 million at May 30, 2007. During the first quarter of fiscal 2008, the Company recorded a loss on the sale of the O’Tool business of less than $0.1 million as other expense.

In connection with the disposition of the Company’s Holland operation in fiscal 2007, the Company receives royalty income in connection with the associated license and royalty agreement entered into with Estillon B.V. During the three and six months ended August 31, 2007, the Company recorded royalty income of less than $0.1 million and $0.1 million, respectively.

Impairment Loss on Goodwill and Other Intangibles

The Company performs an impairment test on goodwill during the second quarter of each fiscal year. The Company performed an impairment test during the second quarter of fiscal 2008 and determined that there was no impairment to goodwill as of August 31, 2007. The impairment test in the previous fiscal year led to the determination that the carrying amount of goodwill exceeded its fair value in the Company’s Mexico, UK and US reporting units. This resulted in an impairment charge of $7.6 million being recorded in the second quarter of fiscal 2007, which was subsequently adjusted to $7.5 million in the third quarter of fiscal 2007.

Changes in the Put Warrant Liability

On July 23, 2007, the Company received written notice from HillStreet of the exercise of their right to “put” to the Company the put warrants in the Company pursuant to the Warrant Agreement. On July 31, 2007, the Company and HillStreet agreed upon a cash settlement value of $2.3 million for the put obligation. The Company paid the settlement out of funds available under its existing bank line of credit.

For accounting purposes, the Company has historically recorded the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. Based on this methodology, a liability of $0.9 million was reported for the put warrants as of the first quarter of fiscal 2007. As a result of the settlement, the Company reported a put warrant expense of $1.4 million for the three months ended August 31, 2007. No further income or expense will be recorded related to this Warrant Agreement. For a more detailed discussion regarding the put warrants, see “Liquidity and Capital Resources”.

Interest Expense

Interest expense for the three and six months ended August 31, 2007, was approximately $0.6 million and $1.3 million, respectively. These amounts compare to $0.7 million and $1.5 million in the same periods in the previous fiscal year. Interest expense has declined in the comparable periods due to lower borrowings in the current period that has offset higher interest rates.

Income Taxes

The Company recorded a provision for income taxes in the three and six months ended August 31, 2007, of approximately $1.5 million and $2.6 million, respectively. This compares with a provision of $0.1 million and $0.3 million in the same periods in fiscal 2007. The provision for income taxes in the second quarter of fiscal 2008 includes $0.1 million of US taxes on foreign deemed dividends and a valuation allowance of $0.2 million on foreign net operating losses, which the Company determined are unlikely to provide a future benefit. The provision for income taxes for the six months ended August 31, 2007, includes $0.4 million of US tax credits and $0.2 million of valuation allowances on foreign net operating losses. In all periods presented, the change in the put warrant liability is non-deductible for tax purposes. After removing the put warrant expense, US taxes on foreign deemed dividend and the tax valuation allowance, the effective tax rate in the three and six months ended August 31, 2007, was 41% and 40%, respectively. The fiscal 2008 provision was based upon the statutory tax rates available in every jurisdiction in which we operate as adjusted for tax contingencies.

Net Income

Net income for the second quarter of fiscal 2008 was $0.1 million or $0.02 per diluted share compared with a net loss of $6.7 million or $1.99 per diluted share in the second quarter of fiscal 2007. For the six months ended August 31, 2007, net income was $0.9 million or $0.25 per diluted share compared to a net loss of $6.4 million or $1.89 per diluted share in the same period in fiscal 2007.

Non-GAAP Financial Measures - Reconciliation of Net Income to Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items and Earnings Per Share Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items

Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items and Earnings Per Share Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items are Non-GAAP financial measures. The Company has included these Non-GAAP financial measures because it believes that the measures provides an indicator of profitability and performance of the Company’s operations and provides a meaningful comparison of its current operating performance with its historical results. The Company uses Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items and Earnings Per Share Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items as internal measures of its business. Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items and Earnings Per Share Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items are not meant to be considered a substitute or replacement for Net Income and Earnings Per Share as prepared in accordance with generally accepted accounting principles.

The reconciliation of Net Income to Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items and Earnings Per Share to Earnings Per Share Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items is as follows (in thousands except for per share data):

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2007	2006	2007	2006
Net income (loss), as reported (a)	$59	$(6,731)	$916	$(6,401)
Add back (deduct):
Gain on sale of businesses, net of tax	(409)	—	(383)	—
Impairment loss on goodwill and other intangible assets	—	7,598	—	7,598
Realization of currency translation loss related to the disposition of certain assets and obligations of the Holland subsidiary	—	447	—	447
Loss related to the disposition of certain assets and obligations of the Holland subsidiary, net of tax benefit	—	354	—	354
Change in put warrant liability	1,400	(1,231)	1,439	(1,316)

Net income adjusted for the change in the put warrant liability and other non-recurring items (b)	$1,050	$437	$1,972	$682

Earnings (loss) per share, as reported:
Basic ((a)/(c))	$0.02	$(1.99)	$0.26	$(1.89)
Diluted ((a)/(d))	$0.02	$(1.99)	$0.25	$(1.89)

Weighted average number of shares outstanding, as reported:
Basic (c)	3,436	3,391	3,438	3,394
Diluted (d)	3,641	3,391	3,621	3,394

Earnings per share adjusted for the change in the put warrant liability and non-recurring items:
Basic ((b)/(e))	$0.31	$0.13	$0.57	$0.20
Diluted ((b)/(f))	$0.29	$0.12	$0.54	$0.18

Weighted average number of shares outstanding as adjusted for the change in the put warrant liability and non-recurring items:
Basic (e)	3,436	3,391	3,438	3,394
Diluted (f)	3,641	3,646	3,621	3,701

Liquidity and Capital Resources

Working capital was approximately $8.7 million as of August 31, 2007, as compared to approximately $5.1 million at February 28, 2007, an increase of approximately $3.6 million.

Net cash provided by operating activities during the first six months of fiscal 2008 was approximately $2.4 million compared to less than $0.1 million for the comparable fiscal 2007 period. In the current fiscal year, net income as adjusted for depreciation, amortization, non-cash charges, gain on sale of business and changes in deferred taxes was $4.9 million as compared with $1.8 million in the same period in the previous year. During first six months of fiscal 2008, the Company used cash of $4.7 million to increase accounts receivable and inventory. For the same period in fiscal 2007, reductions in inventory and accounts receivable provided cash of $3.6 million. During the first six months of fiscal 2008, increases in accounts payable and accrued liabilities provided cash of $2.1 million, primarily due to increases in rebates and allowances that were not taken by the Company’s major customers. This compares with cash used by a reduction in accounts payable and accrued liabilities of $6.0 million in the same period of the previous fiscal year. The increase in inventory and accounts receivable is to support current and projected sales growth for fiscal 2008.

Net cash provided by investing activities was $0.5 million in the first six months in fiscal 2008, which is comprised of the sales proceed from the sale of the Company’s Stone Holding and O’Tool businesses of $3.1 million that was partially offset by the settlement of the Company’s put warrant obligation of $2.3 million and capital expenditures of $0.3 million. Cash used in investing activities in the first six months of fiscal 2007 was $0.3 million, which is exclusively made up of capital expenditures.

Net cash used by financing activities was approximately $2.6 million in the first six months of fiscal 2008 as compared to approximately $0.5 million in the same period in the previous year. During the first six months of fiscal 2008, the company repaid an additional $1.5 million on its lines of credit and $2.4 million on long-term and acquisition debt. This was partially offset by long-term borrowings of $1.4 million by the Company’s Australian subsidiary. For the comparable fiscal 2007 period, the Company borrowed $2.2 million on its line of credit and repaid $2.8 million of long-term and acquisition debt.

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

At August 31, 2007, the rate for the revolving loan facility was Libor (5.56%) plus 2.00% and the Company had borrowed approximately $22.5 million and had $5.8 million available for future borrowings under the revolving loan facility net of approximately $0.7 million in outstanding letters of credit.

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. In March 2007, this facility was amended to make the maximum permitted borrowing approximately $1.7 million of which $1.2 million was outstanding at August 31, 2007. The facility is considered a demand note and carries an interest rate of the Australian Commercial Bill Rate (6.90% as of August 31, 2007) plus 1.25%.

In connection with the purchase of the assets of Vitrex Ltd., the Company’s United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £1.0 million (approximately US $2.0 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £0.4 million (approximately US $0.8 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $7.3 million) as well as a parent company guaranty. On August 31, 2007, $2.4 million was borrowed under these facilities. Both are considered short-term demand notes and have an interest rate of Libor (5.75% as of August 31, 2007) plus 2.00%.

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

In connection with the subordinated loan agreement between the Company and HillStreet, entered into on April 5, 2001, the Company issued 325,000 10-year warrants (the “put warrants”) at an exercise price of $3.63 per share. Once the put warrants are put to the Company, the Company is required to pay the holder of the put warrants in cash in accordance with the warrant agreement. The payment is based on the determination of the Company’s entity value, which is defined in the warrant agreement as the greatest of: (1) the fair market value of the Company established as of a capital transaction or public offering; (2) a formula value based on a multiple of the trailing twelve month EBITDA; or (3) an appraised value as if the Company was sold as a going concern.

On July 23, 2007, the Company received written notice from HillStreet of the exercise of their right to “put” to the Company the put warrants pursuant to the warrant agreement. On July 31, 2007, the Company and HillStreet agreed upon a cash settlement value of $2.3 million for the put obligation. The Company paid the settlement out of funds available under its existing bank line of credit.

For accounting purposes, the Company historically recorded the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. Based on this methodology, a liability of $0.9 million was reported for the put warrants as of the first quarter of fiscal 2007. As a result of the settlement, the Company reported a put warrant expense of $1.4 million for the three months ended August 31, 2007.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 (the Company’s fiscal year ending February 28, 2009). The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s operating income or net earnings.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first fiscal quarter of 2008 although earlier adoption is permitted. The Company expects that SFAS No. 159 will not have an impact on its consolidated financial statements.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning, and include statements relating to the adequacy of our liquidity sources to meet our working capital needs and anticipated expenditures; the timing of the disposition of certain assets; our ability to increase the amount of sales of our products and expected sales levels of our products; our ability to increase prices and maintain or improve our gross margins; our ability to maintain good relationships with our suppliers and major customers; our expected expenses in fiscal 2008 and future periods; our ability to pass cost increases on to our customers; our ability to continue to do business around the world; our ability to successfully expand our market share, capitalize on new customers and cross-sell our products; our ability to introduce new and innovative products, expand existing product lines, and increase our sales and marketing penetration; our ability to continue our performance and that of our products and to increase stockholder returns; our ability to enhance our position as a worldwide manufacturer and distributor of specialty tools; expectations regarding the growth in sales of the largest home improvement retailers as compared to the rate of sales growth in the overall market; expectations regarding growth trends in the flooring segment of the home improvement market; expectations that we will continue to penetrate more foreign markets; expectations regarding the outcome of legal proceedings in which the Company is involved; expectations relating to increases in the Company’s sales volume in the fourth quarter of fiscal 2008 and the beginning of fiscal 2009; and expectations regarding tax provisions.

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

All forward looking statements included herein are made only as of the date such statements are made and, except as required by law, we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which he hereafter become aware. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in this report and in other reports filed with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s international operations are subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, the Company’s future results may be materially adversely impacted by changes in these or other factors. The Company currently does not utilize currency forward exchange contracts or any other instrument to hedge foreign currency denominated transactions.

International sales from the Company’s non-North American operations accounted for approximately 23% and 22% of total sales during the three and six months ended August 31, 2007. International sales are generated from foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in local currency and, accordingly, use the local currency as their functional currency. The Company estimates that a 10% change in the U.S. Dollar against local currencies would have changed its operating income by approximately $0.1 million in the six months ended August 31, 2007.

The Company is also exposed to certain market risks that are inherent in its financial instruments. The Company averaged $31.5 million of variable rate debt during the six months ended August 31, 2007. If interest rates would have increased by 10%, the effect on the Company’s financial statements would have been an increase in interest expense of approximately $0.1 million for the six month period ended August 31, 2007.

Item 4T.	Controls and Procedures

(a)	The Company has carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007 pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weaknesses in our internal control over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to the Company and its consolidated subsidiaries required to be included in our periodic filings.

In connection with the audit for the Company’s fiscal years ending February 28, 2005 through 2007, the Company and its independent auditors identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) reconciling intercompany balances, (ii) ensuring proper documentation and review of consolidating adjusting journal entries, and (iii) the preparation and review of the financial results of its foreign operations. The Company has concluded that these material weaknesses still existed at August 31, 2007.

The Company has implemented and continues to implement various measures to address the material weaknesses and to improve overall internal control over financial reporting, including without limitation, (a) hiring of additional personnel to respond to the financial reporting and control complexities associated with the Company’s expanding operations; (b) developing and implementing additional control procedures over the recording of intercompany transactions, reconciliation of intercompany balances, and monitoring of compliance with those procedures; (c) developing and implementing additional control procedures over the initiation and review of adjusting journal entries; (d) instituting additional corporate oversight and review procedures applicable to all of its foreign operations; and (e) hiring an outside consulting firm to assist in evaluating its Sarbanes-Oxley Section 404 compliance.

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

(b)	Except as described above, there were no changes to the Company’s internal controls over financial reporting during the three months ended August 31, 2007 that has materially, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2007, the plaintiff and the Company jointly filed a Stipulation of Dismissal Without Prejudice as to Defendant Q.E.P. Co., Inc. (the “Stipulation”), providing for the voluntary dismissal of plaintiff’s claims against the Company in Greene v. Ashland Chemical, Inc., et al., Case No. 03-CV-231458, Div. 7, which matter is currently pending in the Circuit Court of Jackson County, Missouri at Kansas City. In this wrongful death matter, plaintiff has alleged that the Company, and Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company, along with more than 30 other defendants, manufactured products containing benzene with which the plaintiff came into contact while working between approximately 1954 and 1999, and which allegedly caused his death. An answer to the complaint was filed in December 2006 denying the allegations and asserting several defenses. The Company expects the court to sign an order approving the dismissal.

On September 17, 2007, the court ordered mediation on November 16, 2007, for the case of Imogene Calcaterra-Lepique and C.C., by and through her Next Friend, Brenda O’Neal v. Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc., Home Depot, Inc., General Electric Co., and Rheem Mfg. Co., Case No. 4:06-CV-1050 CAS, which the Company was served with a complaint for in March 2006 and which is currently pending in the US District Court for the Eastern Distinct of Missouri. In this wrongful death matter, plaintiffs have alleged that the decedent suffered burns, allegedly causing his death, when installing carpet using Roberts 4000 carpet adhesive, a product manufactured by Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company. Plaintiffs allege that fumes from the Roberts 4000 caused the fire that injured the decedent. The Company has submitted the matter to its insurer and the insurer has retained counsel. Plaintiffs have served a demand for $20,000,000. The case is set for trial in May 2008. The Company intends to defend against the allegations.

The Company is involved in litigation from time to time in the course of business. Based on information currently available to management, the Company does not believe that the outcome of any of the legal proceedings in which the Company is involved will have a material adverse impact on the Company (see Note K of the Company’s Notes to Consolidated Financial Statements).

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

Because a portion of the Company’s business is conducted in foreign currencies, fluctuations in currency prices can have a material impact on its results of operations. As a result of the fluctuations in currency prices, the Company had a total foreign exchange benefit on net revenue of approximately $1.5 million and $2.5 million during the three and six months ended August 31, 2007. Although the Company finances certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate its foreign currency exposure, the Company cannot predict the effect foreign currency fluctuations will have on its results of operations in future periods.

The Company estimates that a 10% change of the US dollar against local currencies would have changed its operating income by approximately $0.1 million and $0.2 million in the three and six months ended August 31, 2007. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of August 31, 2007, the net foreign currency translation adjustments reduced shareholders’ equity by $2.6 million.

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

The Company and its independent auditors have identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) reconciling intercompany balances, (ii) ensuring proper documentation and review of consolidating adjusting journal entries, (iii) recording inventory transactions appropriately and preparing the financial results of one of its foreign subsidiaries, and (iv) reviewing the financial results of its foreign subsidiaries. Under current standards of the Public Company Accounting Oversight Board, a material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although the Company has implemented, and continues to implement, various measures to improve internal control over financial reporting, there can be no assurance that the Company will be able to remedy the material weaknesses that have been identified or that additional material weaknesses will not be identified by the Company or its independent auditors. Any failure to remediate the material weaknesses identified by the Company and its independent auditors or to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results, cause the Company to fail to meet its reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure also could affect the ability of the Company’s management to certify that the Company’s internal controls are effective when it provides an assessment of internal control over financial reporting pursuant to rules of the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002, when they become applicable to the Company beginning with the Annual Report on Form 10-K for the year ending February 29, 2008, and could affect the results of the Company’s independent registered public accounting firm’s attestation report when it becomes applicable for the year ending February 28, 2009. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock. For more discussion, see Part I, Item 4T—Controls and Procedures.

The Company may be required to record a significant charge to earnings if it determines that its goodwill or other intangible assets arising from acquisitions are impaired.

The Company is required to review its goodwill and other intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 142 at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. If the Company determines that significant impairment has occurred in the future, it would be required to write off goodwill or other intangible assets. The Company’s annual impairment assessment date is August 31st.

The Company performed an impairment test during the second quarter of fiscal 2008 and determined that there was no impairment to goodwill. The impairment test in the previous fiscal year resulted in a final impairment charge of $7.5 million. Any future impairment charges could have a material adverse effect on our financial condition, earnings and results of operations and could cause our stock price to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2007-June 30, 2007	0		0	N/A	N/A
July 1, 2007-July 31, 2007	0		0	N/A	N/A
August 1, 2007-August 31, 2007	12,038	(1)	9.72	N/A	N/A

(1)

Beginning in fiscal 1999, the Company has from time to time repurchased shares of its outstanding Common Stock from Ms. Susan Gould, Corporate Secretary, pursuant to a Board resolution. Ms. Gould is not obligated to sell any shares of Common Stock to the Company. As of August 31, 2007, Ms. Gould has sold a total of 126,038 shares to the Company. During the second quarter of fiscal 2008, the Company repurchased 12,038 from Ms. Gould for approximately $0.1 million.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on August 24, 2007. The following matters were voted upon at the Annual Meeting:

(i) The election of the following five members to the Company’s Board of Directors:

Leonard Gould	Votes for:	3,084,520	Votes withheld:	8,812
Lewis Gould	Votes for:	3,086,145	Votes withheld:	7,187
David W. Kreilein	Votes for:	3,086,770	Votes withheld:	6,562
Emil Vogel	Votes for:	3,081,020	Votes withheld:	12,312
Robert G. Walters	Votes for:	3,086,820	Votes withheld:	6,512

(ii) The ratification of the appointment of Grant Thornton LLP as the Company’s independent certified public accountants for the fiscal year ending February 29, 2008.

For:	3,088,907
Against:	4,425

(iii) The approval of the adjournment or postponement of the annual meeting, if necessary, in order to solicit additional proxies in favor if there are not sufficient favorable votes at the time of the meeting to approve Proposals i and ii.

For:	2,867,821
Against:	198,580
Abstain:	26,931

Item 5.	Other Information

On August 24, 2007, the Company’s Compensation Committee and Board of Directors (the “Board”) approved base salary increases for certain of the Company’s executive officers for the Company’s 2008 fiscal year, effective as of July 1, 2007. The Company increased the base salary of its Senior Vice President of National Accounts, Mr. Leonard Gould, by approximately 13%. Base salaries for the Company’s other Named Executive Officers were increased by between 0% and approximately 7%.

On August 24, 2007, the Compensation Committee and the Board also approved the Q.E.P. Co., Inc. Executive Bonus Plan for Fiscal Year 2008 (the “Executive Bonus Plan”) and approved target bonuses and company, departmental, and personal performance objectives under the Executive Bonus Plan for certain of the Company’s executive officers, including Lewis Gould, Stuart Fleischer, Leonard Gould and James Brower. Under the Executive Bonus Plan, participating executives will be eligible to receive a bonus depending on the achievement of corporate sales objectives, corporate EBITDA objectives, company/department objectives, and personal objectives assigned to the executives. The weightings for each performance objective for the participating executives are as follows: 0-40% relates to corporate sales, 40-70% relates to corporate EBITDA, 10-50% relates to company/department objectives and 10% relates to personal objectives. The target bonus is equal to 70% of base salary for the Chief Executive Officer and 40% of base salary for Stuart Fleischer, Leonard Gould and James Brower. Participating executives will be eligible to receive a total bonus of up to 150% of their target bonus should the Company or the executive meet or exceed the established performance objectives set for them by 2% intervals, with a cap of 10%. For every 2% increase that the Company or the executive meets or exceeds a stated performance objective, the corresponding percentage bonus weighting for that performance objective would be increased by 10%. Subject to the discretion of the Chief Executive Officer and the Compensation Committee to make individual exceptions, no bonuses will be earned if the Company does not reach the EBITDA performance target.

Item 6.	Exhibits

3.1	Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

4.1	Form specimen Certificate for Common Stock of the Company (1)

4.2	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering (1)

4.3	Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) (3)

4.4	Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70), and IBJ Schroeder as Escrow Agent ($500,000) (3)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477) filed with the Securities and Exchange Commission on July 2, 1996, and incorporated herein by reference.
(2)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2007, and incorporated herein by reference.
(3)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Q.E.P. CO., INC.

By:	/s/ Stuart F. Fleischer
Stuart F. Fleischer
Chief Financial Officer
October 15, 2007

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