Form 10-Q
period 2007-11-30
QEP CO INC
filed 2008-01-14
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

The number of shares outstanding of each of the registrant’s classes of common stock as of January 11, 2008 is 3,433,363 shares of Common Stock, par value $0.001 per share.

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from the Company’s audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Q.E.P. CO., Inc. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 30, 2007	February 28, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,344	$822
Accounts receivable, less allowance for doubtful accounts of $480 and $354 as of November 30, 2007 and February 28, 2007, respectively	33,578	34,491
Inventories	28,997	27,042
Prepaid expenses and other current assets	1,623	1,349
Deferred income taxes	605	1,299

Total current assets	66,147	65,003

Property and equipment, net	7,969	6,770
Deferred income taxes	1,153	2,764
Goodwill	9,533	9,563
Other intangible assets, net	2,740	2,831
Other assets	247	225

Total Assets	$87,789	$87,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$15,407	$17,705
Accrued liabilities	10,719	9,868
Lines of credit	28,373	27,405
Current maturities of long term debt	5,056	4,085
Put warrant liability	—	861

Total current liabilities	59,555	59,924

Notes payable	1,264	2,398
Other long term debt	1,288	2,551
Other long term liabilities	346

Total Liabilities	62,453	64,873

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at November 30, 2007 and February 28, 2007	337	337
Common stock; 20,000,000 shares authorized, $.001 par value; 3,528,341 and 3,523,341 shares issued, and 3,433,363 and 3,440,401 shares outstanding at November 30, 2007 and February 28, 2007, respectively	3	3
Additional paid-in capital	10,118	9,981
Retained earnings	16,320	15,003
Treasury stock; 94,978 and 82,940 shares (held at cost) outstanding at November 30, 2007 and February 28, 2007, respectively	(756)	(639)
Accumulated other comprehensive loss	(686)	(2,402)

Total Shareholders’ Equity	25,336	22,283

Total Liabilities and Shareholders’ Equity	$87,789	$87,156

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2007	2006	2007	2006
Net sales	$54,590	$54,345	$168,715	$162,748
Cost of goods sold	38,874	39,760	120,276	118,238

Gross profit	15,716	14,585	48,439	44,510

Operating costs and expenses:
Shipping	5,473	5,903	17,252	17,721
General and administrative	5,014	4,430	13,827	14,565
Selling and marketing	3,444	3,098	9,974	9,471
Impairment loss on goodwill and other intangibles	—	(78)	—	7,520
Other expense (income), net	(167)	(38)	(853)	(41)

Total operating costs and expenses	13,764	13,315	40,200	49,236

Operating income (loss)	1,952	1,270	8,239	(4,726)

Change in put warrant liability	—	3	(1,439)	1,319
Interest expense, net	(656)	(711)	(1,954)	(2,167)

Income (loss) before provision for income taxes	1,296	562	4,846	(5,574)

Provision for income taxes	502	192	3,136	457

Net income (loss)	$794	$370	$1,710	$(6,031)

Net income (loss) per share:
Basic	$0.23	$0.10	$0.49	$(1.78)

Diluted	$0.22	$0.10	$0.47	$(1.78)

Weighted average number of common shares outstanding
Basic	3,430	3,423	3,436	3,402

Diluted	3,567	3,623	3,603	3,402

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended November 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,710	$(6,031)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,565	1,895
Impairment loss on goodwill and other intangibles	—	7,520
Change in fair value of put warrant liability	1,439	(1,319)
Write-off of realized accumulated foreign translation adjustment	323	447
Bad debt expense	159	171
Gain on sale of equipment	(135)	—
Gain on sale of businesses	(605)	—
Stock-based compensation expense	254	191
Deferred income taxes	2,283	(42)
Changes in assets and liabilities:
Accounts receivable	935	1,482
Inventories	(2,463)	3,782
Prepaid expenses and other current assets	(235)	318
Other assets	22	4
Trade accounts payable and accrued liabilities	(2,196)	(5,930)

Net cash provided by operating activities	3,056	2,488

Cash flows from investing activities:
Capital expenditures	(2,754)	(485)
Proceeds from sale of equipment	244	—
Proceeds from sale of businesses	3,589	—

Net cash provided by (used in) investing activities	1,079	(485)

Cash flows from financing activities:
Net borrowings under lines of credit	530	1,552
Borrowings of long-term debt	1,683	—
Repayments of long-term debt	(2,267)	(2,087)
Repayments of acquisition debt	(1,253)	(1,834)
Settlement of put warrant liability	(2,300)	—
Purchase of treasury stock	(100)	(90)
Proceeds from exercise of stock options	34	257
Dividends	(22)	(22)

Net cash used in financing activities	(3,695)	(2,224)

Effect of exchange rate changes on cash	82	480

Net increase in cash	522	259

Cash and cash equivalents at beginning of period	822	852

Cash and cash equivalents at end of period	$1,344	$1,111

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

Our fiscal year ends on February 29, 2008 (“fiscal 2008”). All references to the first, second and third quarter of fiscal 2008 are to the quarter ended May 31, August 31 and November 30, 2007, respectively.

Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.®, ROBERTS®, Capitol®, QSet™, Vitrex® and Elastiment™, the Company markets specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company markets approximately 3,000 products in the US, Canada, Europe, Australia, Latin America and Asia. The Company sells its products primarily to large home improvement retail centers, as well as traditional distribution outlets in all of the markets it serves.

NOTE B – Sale of Businesses

On May 4, 2007, the Company entered into agreements with Bon Tool Co., a US supplier of construction tools, equipment and decorative concrete products, for the sale of the business, inventory and certain intangible assets of the Company’s O’Tool operation, and the sublease of the warehouse space previously occupied by the O’Tool operation. Proceeds for the sale are required to be paid over a period of one year, subject to specified minimum and maximum payments, based on the gross margin realized by the purchaser upon the sale of purchased inventory. The sale proceeds are collateralized by a first priority lien on unsold inventory. The assets sold consist mainly of inventory with a cost of approximately $1.3 million at May 31, 2007. During the first quarter of fiscal 2008, the Company recorded a loss on the sale of the O’Tool operation of less than $0.1 million, which is recorded in other expense. This transaction was not disclosed as a discontinued operation due to the immateriality of the transaction to the Company’s overall operation.

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

In fiscal 2007, the Company entered into a license and royalty agreement with Estillon B.V., a European supplier of carpet specialty tools, granting Estillon the rights to manufacture, market and distribute products using the Company’s Roberts® and Smoothedge® brand names to customers, other than mass merchants, within certain continental European countries. On October 24, 2007, the Company expanded its license and royalty agreement with Estillon B.V to include Great Britain and Ireland. At the same time, additional agreements were executed with Estillon whereby Estillon purchased inventory and accounts receivable from the Company in exchange for cash. The Company recorded a charge of $0.3 million for the write-off of the Roberts UK ‘s accumulated foreign currency translation adjustment during the third quarter of fiscal 2008, which is recorded in general and administrative expenses. This transaction did not qualify for treatment as a discontinued operation due to the Company’s continued involvement in the market through the license and royalty agreement. For the nine months ended November 30, 2007, the Company recorded royalty income of $0.1 million related to the arrangement with Estillion in continental Europe.

NOTE C – Purchase of Property, Plant and Equipment

On September 28, 2007, the Company purchased a manufacturing and distribution facility situated on 5.8 acres of land in the City of Adelanto, San Bernardino County, California. The Company intends to relocate its current leased distribution facility in Henderson, Nevada, when the lease expires in January 2008. The Company paid approximately $2.0 million for the Adelanto facility utilizing funds available to the Company under its existing revolving credit facility. The purchase price and other related costs, which totaled $0.1 million, were allocated to land, building and machinery in the amounts of $0.4 million, $1.3 million and $0.4 million, respectively.

NOTE D – Inventories

Inventories consisted of the following (in thousands):

	November 30,	February 28,
	2007	2007
Raw materials and work-in-process	4,641	4,703
Finished goods	24,356	22,339

	28,997	27,042

NOTE E – Goodwill and Other Intangible Assets

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

As of November 30, 2007, the Company has $6.5 million of goodwill in the Domestic segment, $1.0 million in the Canada segment, $0.3 million in the Europe segment and $1.7 million in the Australia/New Zealand segment. No goodwill remains in the Other segment.

All other intangible assets are subject to amortization. The total balance of definite-lived intangible assets is classified as follows (in thousands):

		November 30, 2007			February 28, 2007
	Weighted Avg Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks	20	3,060	(1,120)	1,940	3,007	(986)	2,021
Other intangibles	5	1,373	(573)	800	1,303	(493)	810

		$4,433	$(1,693)	$2,740	$4,310	$(1,479)	$2,831

The Company incurred approximately $0.1 million and $0.2 million of amortization expense in the three and nine months ended November 30, 2007. The Company expects to incur a total of approximately $0.3 million of amortization expense in fiscal 2008. Other intangibles include customer lists, non-compete agreements and patents.

NOTE F – Debt

Revolving Credit Facility

The Company has an asset based loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In March 2005, the Company amended the facility to consolidate the Company’s term notes and increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility using the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving facility was also extended to July 2008. These loans are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. The loan agreement contains a subjective acceleration clause and a mandatory lockbox arrangement; therefore, the borrowing under this agreement is classified as a current liability.

On April 26, 2007, the loan agreement was amended to make certain financial covenants from February 28, 2007 through July 2008 less restrictive and to increase the ability of the Company to borrow against eligible inventory of raw material and finished goods of the Company and certain subsidiaries.

At November 30, 2007, the rate for the revolving loan facility was Libor (4.82% as of November 30, 2007) plus 1.75% and the Company had borrowed approximately $24.7 million and had $2.4 million available for future borrowings under the revolving loan facility net of approximately $0.7 million in outstanding letters of credit.

International Credit Facilities

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. In March 2007, this facility was amended to make the maximum permitted borrowing approximately $1.8 million of which $1.3 million was outstanding at November 30, 2007. The facility is considered a demand note and carries an interest rate of the Australian Commercial Bill Rate (7.36% as of November 30, 2007) plus 1.25%.

In connection with the purchase of the assets of Vitrex Ltd., the Company’s United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £1.0 million (approximately US $2.1 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £0.4 million (approximately US $0.8 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $7.1 million) as well as a parent company guaranty. On November 30, 2007, $2.3 million was borrowed under these facilities. Both are considered short-term demand notes and have an interest rate of Libor (6.09% as of November 30, 2007) plus 2.00%.

Term Loan Facilities

As discussed previously, in March 2005, the Company amended its domestic term loan agreements by consolidating the then existing two term facilities into one three year term facility. In addition, the Company received approximately $3.0 million of additional term financing under the amendment. The amendment provides for repayment of this facility at a rate of approximately $0.2 million per month at an interest rate of Libor plus 2.13% to Libor plus 2.63% through April 2008. The amendment also formally released the Company’s Chairman and Chief Executive Officer of his guaranty of one of the term loans. In June 2006, the loan agreements were amended to increase the interest rate range from Libor plus 2.13% to Libor plus 2.88%. The balance on this term note was $0.8 million at November 30, 2007.

In March 2007, the Company’s Australian subsidiary amended its payment facility by consolidating the then existing three term facilities into one three-year term facility. The subsidiary received approximately $1.3 million of additional financing under the amendment. The loan requires quarterly payments of AUD 0.2 million (US $0.2 million) for the first four installments and AUD 0.1 million (US $0.1 million) thereafter with a final balloon payment. The balance of this term note was US $1.6 million at November 30, 2007. The term loan is collateralized by substantially all of the assets of the subsidiary (approximately $13.1 million) as well as a parent company guaranty.

Mortgage Facility

In July 2003, the Company refinanced its mortgage loan in Canada to finance the expansion of the Canadian physical facilities. As of November 30, 2007, the mortgage balance was $1.9 million. The mortgage bears an interest rate of Libor (5.00% as of November 30, 2007) plus 2.00% and will mature in September 2008. The mortgage loan requires payments of less than $0.1 million per month. As a result of the maturity date being within one year, the Company reclassified the entire mortgage to current liabilities during the third quarter of fiscal 2008. The Company intends to refinance the mortgage on or before maturity.

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

On July 23, 2007, the Company received written notice from HillStreet of the exercise of their right to “put” to the Company the put warrants pursuant to the warrant agreement. On July 31, 2007, the Company and HillStreet agreed upon a cash settlement value of $2.3 million for the put obligation. On August 6, 2007, the Company paid the settlement out of funds available under its existing revolving credit facility.

For accounting purposes, the Company has historically recorded the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. Based on this methodology, a liability of $0.9 million was reported for the put warrants as of the first quarter of fiscal 2007. As a result of the settlement, the Company reported a put warrant expense of $1.4 million in the second quarter of fiscal 2008.

NOTE G – Stock Based Compensation

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

Under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At present, the Company is continuing to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options and stock appreciation rights before exercising, the interest rate, the estimated volatility of the Company’s common stock price over the expected term and the number of options and stock appreciation rights that will ultimately not complete their vesting requirements. For fiscal 2007, the expected stock price volatility is based on the historical volatility of the Company’s stock. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. No stock options were issued during the first nine months of fiscal 2008. The following table represents the assumptions used to estimate the fair value of options issued during fiscal 2007 and stock appreciation rights outstanding as of November 30, 2007:

Expected stock price volatility	39.3%
Expected lives of options:
Directors and officers	4.2 years
Employees	4.2 years
Risk-free interest rate	4.8%
Expected dividend yield	0.0%

In the three and nine months ended November 30, 2007, the Company recognized compensation expense of less than $0.1 and $0.3 million, respectively, related to stock options issued and stock appreciation rights granted in previous periods. This amount is included in general and administrative expenses.

On August 24, 2007, the Company issued 3,000 shares of restricted stock to its non-employee directors. On November 1, 2007, the Company issued 1,000 shares of restricted stock to one of its employee directors. These shares vest on the one year anniversary of the grant date and the Company will recognize compensation expense related to these shares of less than $0.1 million over the next twelve months.

NOTE H – Income Taxes

The Company recorded a provision for income taxes in the third quarter of fiscal 2008 of approximately $0.5 million (39% effective tax rate), inclusive of allowances for foreign net operating losses of approximately $0.2 million. This compares with a provision for income tax of $0.2 million in the same period in fiscal 2007. For the nine months ended November 30, 2007, the Company recorded a provision for income taxes of $3.1 million (65% effective tax rate), inclusive of revisions to prior years estimated tax provisions and allowances for foreign net operating losses of approximately $0.3 million and $0.5 million, respectively. This compares with a provision for income tax of $0.5 million in the same period in fiscal 2007. In all periods presented, the change in the put warrant liability is non-deductible for tax purposes. After removing the put warrant expense, revisions to prior years estimated tax provisions, tax valuation allowances and the non-taxable accumulated foreign currency translation charge related to the disposition of the assets of Roberts UK, the effective tax rate for the nine months ended November 30, 2007 was 36%. The fiscal 2008 and 2007 provisions were based upon the statutory tax rates available in every jurisdiction in which the Company operates.

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

As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.4 million in the liability for unrecognized tax benefits associated with uncertain income tax positions, which was accounted for as a reduction to the March 1, 2007, balance of retained earnings. During the nine months ended November 30, 2007, the Company reduced the liability for unrecognized tax benefits by less than $0.1 million for tax positions taken during that period. The amount of unrecognized tax benefits as of November 30, 2007, was approximately $0.9 million. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate.

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

The Company is subject to income taxes in the US federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for the years before 2003.

The Internal Revenue Service commenced an examination of the Company’s US income tax return for fiscal 2005 that is anticipated to be completed during fiscal 2008. In addition, the Canadian Revenue Agency has commenced an examination of the Company’s Canadian tax returns for 2004 and 2005 that is anticipated to close within twelve months. Based on the outcome of these examinations, the Company may recognize material changes to its unrecognized tax benefit.

The Company classifies interest and penalties related to unrecognized tax benefits in tax expense. The Company had approximately $0.1 million of interest and penalties accrued at November 30, 2007.

NOTE I – Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. There were less than 0.1 million and 0.2 million of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive in the three and nine month periods ended November 30, 2007, respectively. In the corresponding periods presented for fiscal 2007, the amount of antidilutive shares was 0.2 million and 0.8 million, respectively. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in thousands)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding - basic	3,430	3,423	3,436	3,402
Dilution from stock options and warrants	137	200	167	—

Weighted average number of common shares outstanding - diluted	3,567	3,623	3,603	3,402

NOTE J – Comprehensive Income

The Company records foreign currency translation adjustments as other comprehensive income. For the three and nine months ended November 30, 2007, comprehensive income (loss) totaled $2.7 million and $3.4 million, respectively. This compares with $0.1 million and $(5.5) million for the same periods in fiscal 2007.

Note K – Segment Information

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, in this report, the Company has determined that it operates in five business segments: Domestic, Canada, Europe, Australia/New Zealand and Other. The Other segment is made up of operations in Latin America and Asia. Management has chosen to organize the operations into geographic segments, with each segment being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers.

The performance of the business is evaluated at the segment level. We manage cash, debt and income taxes centrally. Accordingly, we evaluate performance of our segments based on operating earnings exclusive of financing activities and income taxes. Segment results were as follows (in thousands):

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2007	2006	2007	2006
Revenues
Domestic	$34,760	$36,971	$111,957	$111,165
Canada	6,625	5,560	18,484	16,190
Europe	4,760	4,977	15,365	16,097
Australia/New Zealand	7,615	6,061	20,487	17,070
Other	830	776	2,422	2,226

	$54,590	$54,345	$168,715	$162,748

Operating income (loss)
Domestic	$1,430	$434	$4,865	$(5,295)
Canada	1,094	735	3,422	2,145
Europe	(997)	(155)	(1,242)	(1,963)
Australia/New Zealand	426	375	808	870
Other	(168)	(157)	(467)	(524)

Subtotal	1,785	1,232	7,386	(4,767)
Other (income) expense	(167)	(38)	(853)	(41)

Operating income (loss)	$1,952	$1,270	$8,239	$(4,726)
Change in put warrant liability	—	3	(1,439)	1,319
Interest expense, net	(656)	(711)	(1,954)	(2,167)

Income (loss) before provision for income taxes	$1,296	$562	$4,846	$(5,574)

Total assets	As of November 30, 2007	As of February 28, 2007
Domestic	$50,166	$53,779
Canada	10,725	8,319
Europe	10,493	10,862
Australia/New Zealand	14,015	11,768
Other	2,390	2,428

	$87,789	$87,156

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $0.3 million and this amount was subsequently increased by $0.3 million based on additional information to $0.6 million based on an estimate for the cost of remediation. During fiscal 2007, the Company increased the reserve by an additional $0.1 million. Through November 30, 2007, the Company has spent approximately $0.8 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for approximately the next three years. The accrued liability at November 30, 2007 was approximately $0.1 million.

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

On October 15, 2007, the court entered an order of dismissal approving the Stipulation of Dismissal Without Prejudice jointly filed by the plaintiff and the Company on October 4, 2007 as to the Company as a Defendant, providing for the voluntary dismissal of plaintiff’s claims against the Company in Greene v. Ashland Chemical, Inc., et al., Case No. 03-CV-231458, Div. 7, which matter was pending in the Circuit Court of Jackson County, Missouri at Kansas City. In this wrongful death matter, the plaintiff alleged that the Company, and Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company, along with more than 30 other defendants, manufactured products containing benzene with which the plaintiff came into contact while working between approximately 1954 and 1999, and which allegedly caused his death. This action was originally instituted against the Company on August 11, 2006, when the plaintiff served the Company with a petition for unspecified damages. An answer to the complaint was filed in December 2006 denying the allegations and asserting several defenses.

On December 13, 2007, the court entered an Order and Judgment approving the confidential settlement reached in mediation that occurred on November 16, 2007, in the case of Imogene Calcaterra-Lepique and C.C., by and through her Next Friend, Brenda O’Neal v. Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc., Home Depot, Inc., General Electric Co., and Rheem Mfg. Co., Case No. 4:06-CV-1050 CAS, which matter was pending in the US District Court for the Eastern Distinct of Missouri. The Company’s insurers funded the Company’s settlement payment in its entirety. In this wrongful death case, originally instituted against the Company on July 12, 2006, plaintiffs alleged that the decedent suffered burns, allegedly causing his death, when installing carpet using Roberts 4000 carpet adhesive, a product manufactured by Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company. Plaintiffs alleged that fumes from the Roberts 4000 caused the fire that injured the decedent. The plaintiff originally sought $20,000,000 in damages.

On October 29, 2007, Roberts Consolidated Industries, Inc. and Roberts Holding International, Inc., wholly owned subsidiaries of the Company, received a notice of claim for indemnity from International Paper Corporation, one of many defendants named in a Verified Complaint in the lawsuit captioned John Rosebery et al v. 3M Marine, et al., Index No. 21464/07, pending in the New York Supreme Court, County of Suffolk. The plaintiff alleges that he contracted leukemia as a result of exposure to benzene in various products allegedly manufactured and distributed by several defendants, including International Paper Corporation or its predecessors. Although Roberts Consolidated Industries, Inc. and Roberts Holding International, Inc. are not named as defendants in the action, International Paper Corporation has stated in the demand for indemnity that “the products identified by Mr. Rosebery appear to be products which, as of December 31, 1975, were products of Roberts.” The Company has responded on behalf of its subsidiaries to International Paper’s demand by requesting that International Paper provide additional documentation and information regarding the contentions. Insufficient information exists at this time for the Company to opine on the merits, if any, of the claim for indemnity or the underlying claims.

NOTE M – Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year ending February 28, 2009). The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s operating income or net earnings.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

NOTE N – Subsequent Event

Payable to banks under revolving credit facilities

On January 10, 2008, the Company’s United Kingdom subsidiary’s existing financing arrangements were refinanced in its entirety with an asset based revolving credit facility with a domestic financial institution. The UK revolving credit facility allows the Company’s United Kingdom subsidiary to borrow up to the British Pounds equivalent of $3,500,000 based on the advancement of up to 85% of the book value of eligible accounts receivable plus the lesser of 65% of the book value of eligible inventory or 85% of the liquidation value of eligible inventory. The facility has the same maturity date as the Company’s US loan agreement, has an interest rate equal to LIBOR or the financial institution’s UK reference rate plus a margin equal to 1.50% to 2.25% as determined under the Company’s US revolving credit facility (provided that, through July 9, 2008, the margin shall not be less than 2.00%), and is collateralized by substantially all of the assets of the subsidiary as well as a guaranty by the parent Company. At January 10, 2008, the interest rate was the reference rate (5.60%) plus 2.00%, the subsidiary had borrowed approximately $2.2 million and the subsidiary had approximately $0.4 million available for future borrowings.

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

The Company operates in five business segments: Domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of the Company’s operations in the UK and France. The Other segment is made up of operations in Latin America and Asia.

In the third quarter of fiscal 2008, the Company experienced an increase in sales of approximately $0.2 million or less than 1% over the same period in the previous fiscal year. Sales decreased 3% in the combined Domestic and Canadian segments, resulting primarily from the reduction in sales associated with the sale of the Company’s O’Tool and Stone Mountain operations in the first and second quarter of fiscal 2008, respectively. Sales decreased 4% in the Europe segment, due primarily to the slight downturn in sales in the Company’s U.K. and France operations. Sales increased in the Company’s Australia/New Zealand segment by 26%, primarily due to the foreign currency translation effect of the appreciated Australian Dollar compared to the US Dollar. Sales increased in the Other segment by 7% due to improving sales performance in the Company’s Chile, Argentina and Mexico operations.

For the nine months ended November 30, 2007, sales increased by $6.0 million or 4% compared to the same period in the previous year. Sales increased in the combined Domestic and Canada segments by 2% and contributed $3.1 million to the overall sales increase. Sales at the Company’s subsidiaries outside of North America were positively affected by changes in currency translation rates that increased sales by $3.6 million for the first nine months of fiscal 2008 compared to the same period in the previous year.

Gross profit increased in the three and nine months ended November 30, 2007 compared to the same periods in the previous fiscal year due to favorable changes in product mix resulting from the increased sales of higher margin underlayment and wet saws, the introduction of higher margin adhesives and other price increases that were passed on to the Company’s customers. In the third quarter of fiscal 2008, compared to the third quarter of fiscal 2007, gross profit as a percent of sales increased to 28.8% from 26.8%. In the nine months ended November 30, 2007 compared to the nine months ended November 30, 2006, gross profit as a percentage of sales increased to 28.7% from 27.3%.

Recent Developments

Sale of Business

In fiscal 2007, the Company entered into a license and royalty agreement with Estillon B.V., a European supplier of carpet specialty tools, granting Estillon the rights to manufacture, market and distribute products using the Company’s Roberts® and Smoothedge® brand names to customers, other than mass merchants, within certain continental European countries. On October 24, 2007, the Company expanded its license and royalty agreement with Estillon B.V to include Great Britain and Ireland. At the same time, additional agreements were executed with Estillon whereby Estillon purchased inventory and accounts receivable from the Company in exchange for cash. The Company recorded a charge of $0.3 million for the write-off of Roberts UK ‘s accumulated foreign currency translation adjustment during the third quarter of fiscal 2008, which is recorded in general and administrative expenses. This transaction did not qualify for treatment as a discontinued operation due to the Company’s continued involvement in the market through the license and royalty agreement. For the nine months ended November 30, 2007, the Company recorded royalty income of $0.1 million related to the arrangement with Estillion in continental Europe.

Purchase of Property, Plant and Equipment

On September 28, 2007, the Company purchased a manufacturing and distribution facility situated on 5.8 acres of land in the City of Adelanto, San Bernardino County, California. The Company paid approximately $2.0 million for the facility utilizing funds available to the Company under its existing revolving credit facility. The purchase price and other related costs, which totaled $0.1 million, were allocated to land, building and machinery in the amounts of $0.4 million, $1.3 million and $0.4 million, respectively. In the fourth quarter of fiscal 2008, the Company intends to refinance a portion of the purchase price of this property through a mortgage facility.

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

Critical Accounting Policies and Estimates

Revenue Recognition

The Company recognizes revenue when products are shipped and title has passed to the customer, the selling price is fixed and determinable, and collectibility of the sales price is reasonably assured. The Company provides for estimated costs of future anticipated product returns based on historical experience, when the related revenues are recognized. The Company records estimated reductions to revenue for customer programs including volume-based incentives. Guaranteed discounts to our home center customers are recorded as a reduction in revenue. The Company adopted Emerging Issues Task Force (EITF) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue 06-3 became effective for the Company on March 1, 2007. This adoption has not had an impact on the Company’s financial statements as the Company has not changed its existing accounting policy which is to present taxes within the scope of EITF Issue 06-3 on a net basis.

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

As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.4 million in the liability for unrecognized tax benefits associated with uncertain income tax positions, which was accounted for as a reduction to the March 1, 2007, balance of retained earnings. The amount of unrecognized tax benefits as of November 30, 2007, was approximately $0.9 million. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate (see Note H of the Company’s Notes to Consolidated Financial Statements for further discussion).

Results of Operations

Sales

Net sales by segment for the three and nine months ended November 30, 2007 (the third quarter and first nine months of fiscal 2008, respectively) compared to the three and nine months ended November 30, 2006 (the third quarter and first nine months of fiscal 2007, respectively) is as follows (in thousands except percentages):

	Three Months Ended November 30,			Percent	Nine Months Ended November 30,			Percent
	2007	2006	Variance	Change	2007	2006	Variance	Change
Domestic	$34,760	$36,971	$(2,211)	-6%	$111,957	$111,165	$792	1%
Canada	6,625	5,560	1,065	19%	18,484	16,190	2,294	14%
Europe	4,760	4,977	(217)	-4%	15,365	16,097	(732)	-5%
Australia/New Zealand	7,615	6,061	1,554	26%	20,487	17,070	3,417	20%
Other	830	776	54	7%	2,422	2,226	196	9%

Total	$54,590	$54,345	$245	0%	$168,715	$162,748	$5,967	4%

Domestic and Canada

The decrease in sales in the Company’s Domestic segment in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, was due to the reduction in sales associated with the sale of the Company’s O’Tool and Stone Mountain operations in the first and second quarter of fiscal 2008, respectively. In the third quarter of fiscal 2007, these operations contributed $2.3 million to the Domestic sales. The increase in sales in the Canadian segment in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007, was primarily the result of currency translation gains of $0.8 million generated by the weakening US Dollar compared to the Canadian Dollar. Excluding the effect of currency translation, sales in the Canadian segment increased for the third quarter of fiscal 2008 by 4.7% compared to the same period in the previous year.

Sales of wet saw products in the Domestic segment to one of the Company’s home center customers increased by $1.2 million due primarily to the expansion of the direct ship program (direct from the Company’s suppliers to the customer with delivery being taken at the suppliers’ dock). These increases were partially offset by the contraction of the Company’s distribution customer base as retail sales move from smaller specialty distributors to larger mass merchandisers. Additionally, sales decreased on certain adhesive, tack strip and carpet tool products as compared with the same period in the previous year.

The increase in sales in the Company’s Domestic and Canadian segments for the nine months ended November 30, 2007, compared to the same period in the previous year was the result of increased sales of underlayment products of $3.7 million, wet saw products of $3.3 million and adhesives products of $1.5 million. Once again, these sales increases were primarily to home center customers and were offset by declining sales to distributor customers. This increase was partially offset by a decrease in sales in the Company’s Domestic segment of $5.6 million associated with the sale of the Company’s O’Tool and Stone Mountain operations during the fiscal 2008 period.

Overall sales to our home center customers increased approximately 6% and 11% in the three and nine months ended November 30, 2007, compared to the same periods in the previous fiscal year. Increases in product sales in the fiscal 2008 periods compared to the fiscal 2007 periods were somewhat offset by higher sales rebates rates due to the additional sales volume projected for the fiscal 2008 period.

The Company expects to see increases in its sales volume in its Domestic and Canadian segments in the fourth quarter of fiscal 2008 and the beginning of fiscal 2009 as a result of one of the Company’s major customers awarding the Company a substantial amount of new business on some of its higher margined products.

Other Segments

Sales in the Company’s international subsidiaries were positively impacted in the three and nine months ended November 30, 2007, compared to the three and nine months ended November 30, 2006, by the change in currency translation rates between the periods. Sales increased $1.4 million in the third quarter of fiscal 2008 and $3.6 million in the first nine months of fiscal 2008 due to the effect of changes in currency translation rates, primarily generated by changes in the Australian Dollar, British Pound and Euro compared with the US Dollar.

Sales decreased in the Company’s European segment in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 due to slightly lower sales in the Company’s UK and France operations. For the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, the sales decline in the European segment was primarily due to lost sales due to the disposition of the Holland operation of $1.1 million that was partially offset by currency translation gains on sales in the UK and France.

Sales increased in the Australia/New Zealand segment in the three and nine months ended November 30, 2007, compared to the same period in the previous year primarily due to currency translation gains of $1.0 million and $2.3 million, respectively. Excluding the effect of currency translation, sales in this segment increased for the third quarter and first nine months of fiscal 2008 by 8.8% and

6.3% compared to the same periods in the previous year. This increase reflects the continued steady growth in the region of both home center and distribution sales. The increase in sales in the Other segment for the third quarter and first nine months of fiscal 2008 compared to the comparable periods in fiscal 2007 is due to a slight upturn in sales activity from the Company’s Chile, Argentina and Mexico operations during the periods.

Sales from the Company’s non-North American subsidiaries were 24% and 22% of total sales in the third quarter of fiscal 2008 and 2007, respectively. For the nine months ended November 30, 2007 and 2006, sales from the Company’s non-North American subsidiaries were 23% and 22% of total sales, respectively.

Gross Profit

Gross profit by segment for the three and nine months ended November 30, 2007, compared to the three and nine months ended November 30, 2006, is as follows (in thousands, except percentages):

	Three Months Ended November 30,			Percent	Nine Months Ended November 30,			Percent
	2007	2006	Variance	Change	2007	2006	Variance	Change
Domestic	$9,638	$9,417	$221	2%	$30,739	$28,508	$2,231	8%
Canada	2,364	1,727	637	37%	6,805	5,161	1,644	32%
Europe	1,122	1,161	(39)	-3%	3,678	4,294	(616)	-14%
Australia/New Zealand	2,490	2,036	454	22%	6,837	5,835	1,002	17%
Other	102	244	(142)	-58%	380	712	(332)	-47%

Total	$15,716	$14,585	$1,131	8%	$48,439	$44,510	$3,929	9%

Domestic and Canada

The increase in gross profit in the Domestic and Canadian segments in the third quarter of fiscal 2008 compared to the same period in fiscal 2007 was primarily the result of improved product sales mix resulting from sales increases in higher margin underlayment and wet saw products, and sales decreases in lower margin adhesive products. In the third quarter of fiscal 2008, the underlayment sales and the direct ship program increased gross profit by $0.4 million and $0.1 million, respectively. These increases were partially offset by lower gross profit on certain carpet tools and tack strip products.

The increase in gross profit in the Domestic and Canadian segments for the nine months ended November 30, 2007, compared to the same period in the previous year was due to increased sales volume of higher margin products. This resulted from the increase in underlayment and wet saw products sales that increased gross profit by $2.2 million and $1.0 million, respectively. Higher volume, price increases and the introduction of higher margin adhesive products during the nine months ended November 30, 2007 increased gross profit by $1.7 million. The increases were offset by $1.9 million of lower gross profit related to the sale of the O’Tool and Stone Mountain businesses in fiscal 2008.

Gross margin was also positively affected in the three and nine months ended November 30, 2007, compared to the three and nine months ended November 30, 2006, by a change in currency translation rates between the periods. Gross margin increased $0.3 million and $0.4 million in the three and nine months ended November 30, 2007, respectively, compared to the same periods in fiscal 2007 due to the effect of changes in translation rates, primarily generated by changes in the Canadian Dollar compared with the US Dollar. Consequently, the positive impact on gross margin was primarily recorded in the Canada segment.

Gross profit as a percentage of sales in the Domestic segment increased to 28% in the third quarter of fiscal 2008 from 25% in the comparable period of fiscal 2007. For the nine months ended November 30, 2007, gross profit as a percentage of sales in the Domestic segment was 27% compared to 26% in the same period in the previous year. This improvement is due to a favorable change in the Company’s sales mix through the sales growth of higher margin products, including the underlayment and recently introduced adhesive products. Also, the Company has continued to make improvements in its manufacturing processes and has had some success increasing selling prices on certain products to customers in response to increases in raw material and other product costs.

Gross profit as a percentage of sales in the Canadian segment increased to 36% in the third quarter of fiscal 2008 from 31% in the comparable period of fiscal 2007. For the nine months ended November 30, 2007, gross profit as a percentage of sales in the Canadian segment was 37% compared to 32% in the same period in the previous year. This improvement is entirely due to the increased sales volume of the high margin underlayment and adhesive products previously discussed.

Other Segments

Gross margin of the segments outside of North America was positively impacted in the three and nine months ended November 30, 2007, compared to the three and nine months ended November 30, 2006, by the change in currency translation rates between the periods. Gross margin increased $0.4 million in the third quarter of fiscal 2008 compared to the same period in fiscal 2007 and by $1.1 million in the nine months ended November 30, 2007, compared to the same period in the previous year due to the effect of changes in currency translation rates, primarily generated by changes in the Australian Dollar, British Pound and Euro compared with the US Dollar.

As previously discussed, lower sales volume at the Company’s UK and France operation was the reason for the decrease in gross profit in the Europe segment in the third quarter of fiscal 2008 compared with the same period in the previous fiscal year. For the nine months ended November 30, 2007 compared to the nine months ended November 30, 2006, lower sales volume associated with the disposition of the Company’s Holland operation in the second quarter of fiscal 2007 was the main reason for the decrease in gross profit in the Europe segment. Gross profit as a percentage of sales in the Europe segment increased to 24% in the third quarter of fiscal 2008 from 23% in the third quarter of fiscal 2007. However, for the nine months ended November 30, 2007, gross profit as a percentage of sales in the Europe segment decreased to 24% compared to 27% in the same period in the previous year. This decrease was due to cost increases in the UK operation that have not been passed on to customers through higher prices and the implementation of additional vendor rebate incentives as the operation attempts to remain competitive in its market.

The increase in gross profit in the Australia/New Zealand segment for the three and nine months ended November 30, 2007, compared to the same periods in the previous year was primarily due to currency translation gains of $0.3 million and $0.8 million, respectively. Gross profit as a percentage of sales decreased to 33% in both the three and nine months ended November 30, 2007, from 34% in both the three and nine months ended November 30, 2006. This reduction is primarily due to product cost increases that have not been passed on to customers through higher selling prices.

Lower profit margin reported in the Company’s Mexican operation caused the reduction in gross profit and gross profit as a percentage of sales for the Other segment in both the three and nine months ended November 30, 2007, compared to the same periods in the previous year.

Operating Expenses

Operating expenses, excluding impairment charges and other income and expenses, by segment for the three and nine months ended November 30, 2007, compared to the three and nine months ended November 30, 2006, are as follows (in thousands except percentages):

	Three Months Ended November 30,			Percent	Nine Months Ended November 30,			Percent
	2007	2006	Variance	Change	2007	2006	Variance	Change
Domestic	$8,180	$9,060	$(880)	-10%	$25,874	$27,577	$(1,703)	-6%
Canada	1,270	992	278	28%	3,384	3,016	368	12%
Europe	2,126	1,318	808	61%	4,921	5,222	(301)	-6%
Australia/New Zealand	2,085	1,661	424	26%	6,026	4,966	1,060	21%
Other	270	400	(130)	-33%	848	976	(128)	-13%

Total	$13,931	$13,431	$500	4%	$41,053	$41,757	$(704)	-2%

Shipping expenses for the three and nine months ended November 30, 2007, were approximately $5.5 million and $17.3 million, respectively compared to approximately $5.9 million and $17.7 million for the same periods in fiscal 2007. The reduction in shipping expenses in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to the sale of the O’Tool and Stone Holding operations that eliminated $0.3 million of shipping expenses. In addition, shipping expenses decreased in the Domestic and Canadian segments due to home center customer sales, which have lower freight cost, replacing distributor customer sales, which typically have higher freight cost. These reductions were offset by higher freight charges from common carriers arising from increased fuel costs. For the three and nine months ended November 30, 2007, shipping expenses remained consistent as a percent of sales at approximately 10%, compared to 11% for both the comparable periods in fiscal 2007. The reduction of shipping expenses as a percentage of sales is primarily due to the expansion of the Company’s direct shipment program that does not incur any freight-out costs.

General and administrative expenses for the three months ended November 30, 2007, were $5.0 million compared to $4.4 million in the same period in the previous year, an increase of 13%. The increase was primarily due to costs in the Europe segment due to $0.2 million of severance expenses related to the elimination of manufacturing and other personnel at the Company’s UK operation. In addition, under the provisions of Statement of Accounting Standards No. 52, “Foreign Currency Translation”, the Company realized a translation loss relating to the disposition of the assets of Roberts UK. The realization resulted in the reclassification of $0.3 million from comprehensive income to operating expenses. This amount was recorded in General and Administrative Expenses in the Europe segment. For the nine months ended November 30, 2007, general and administrative expenses were $13.8 million compared to $14.6 million in the same period in the previous year, a reduction of 5%. The reduction is primarily due to the disposition of the Company’s Holland subsidiary that eliminated $1.0 million of general and administrative expenses that were included in the nine months ended November 30, 2006, which was partially offset by the Europe segment restructuring expenses and realized translation loss that were recorded in nine months ended November 30, 2007. This reduction in general and administrative expenses was greater than it typically would be due to the impact of the Holland expenses and realized translation losses, and otherwise general and administrative expenses for the nine months ended November 30, 2007 would have been consistent with November 30, 2006 at 8% of sales.

Selling and marketing expenses in the three months ended November 30, 2007, were $3.4 million compared to $3.1 million in the same period in the previous year, an increase of 11%. For the nine months ended November 30, 2007, selling and marketing expenses were $10.0 million compared to $9.5 million in the same period in the previous year, an increase of 5%. As a percent of sales, selling and marketing expenses were 6% in all periods presented.

Other Income / Expense

In the third quarter of fiscal 2008, the Company’s UK operation completed the closure of its manufacturing operation and will be sourcing all of its products from the Company’s Asian and other worldwide suppliers. In connection with this product sourcing initiative the Company’s UK operation sold certain of its manufacturing equipment to one of its overseas suppliers. In connection with this sale the Company recorded a gain of $0.2 million as other income.

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

In connection with the disposition of the Company’s Holland operation in fiscal 2007, the Company receives royalty income in connection with the associated license and royalty agreement entered into with Estillon B.V. During the three and nine months ended November 30, 2007, the Company recorded royalty income of less than $0.1 million and $0.1 million, respectively.

Impairment Loss on Goodwill and Other Intangibles

The Company performs an impairment test on goodwill during the second quarter of each fiscal year. The Company performed an impairment test during the second quarter of fiscal 2008 and determined that there was no impairment to goodwill as of August 31, 2007. The impairment test in the previous fiscal year led to the determination that the carrying amount of goodwill exceeded its fair value in the Company’s Mexico, UK and US reporting units. This resulted in an impairment charge of $7.6 million being recorded in the second quarter of fiscal 2007, which was subsequently adjusted to $7.5 million in the third quarter of fiscal 2007 by recording a favorable adjustment of $0.1 million in the third quarter of fiscal 2007.

Changes in the Put Warrant Liability

On July 23, 2007, the Company received written notice from HillStreet of the exercise of their right to “put” to the Company the put warrants in the Company pursuant to the Warrant Agreement. On July 31, 2007, the Company and HillStreet agreed upon a cash settlement value of $2.3 million for the put obligation. The Company paid the settlement out of funds available under its existing revolving credit facility.

For accounting purposes, the Company has historically recorded the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. Based on this methodology, a liability of $0.9 million was reported for the put warrants as of the first quarter of fiscal 2007. As a result of the settlement, the Company reported a put warrant expense of $1.4 million in the second quarter of fiscal 2008. No further income or expense will be recorded related to this Warrant Agreement. For a more detailed discussion regarding the put warrants, see “Liquidity and Capital Resources”.

Interest Expense

Interest expense for the three and nine months ended November 30, 2007, was approximately $0.7 million and $2.0 million, respectively. These amounts compare to $0.7 million and $2.2 million in the same periods in the previous fiscal year. Interest expense has declined in the comparable periods due to lower borrowings in the current period.

Income Taxes

The Company recorded a provision for income taxes in the three and nine months ended November 30, 2007, of approximately $0.5 million and $3.1 million, respectively. This compares with a provision of $0.2 million and $0.5 million in the same periods in fiscal 2007. The provision for income taxes in the third quarter of fiscal 2008 include a valuation allowance of $0.2 million on foreign net operating losses, which the Company determined is unlikely to provide any future benefit. The provision for income taxes for the nine months ended November 30, 2007, includes $0.3 million of revisions to prior years estimated tax provisions and $0.5 million of valuation allowances on foreign net operating losses. In all periods presented, the change in the put warrant liability is non-deductible for tax purposes. After removing the put warrant expense, revisions to prior years estimated tax provisions, tax valuation allowances and accumulated foreign currency translation charge, the effective tax rate in the nine months ended November 30, 2007, was 36%. The fiscal 2008 and 2007 provisions were based upon the statutory tax rates available in every jurisdiction in which we operate as adjusted for tax contingencies.

Net Income

Net income for the third quarter of fiscal 2008 was $0.8 million or $0.22 per diluted share compared with a net income of $0.4 million or $0.10 per diluted share in the third quarter of fiscal 2007. For the nine months ended November 30, 2007, net income was $1.7 million or $0.47 per diluted share compared to a net loss of $6.0 million or $1.78 per diluted share in the same period in fiscal 2007. Net income adjusted for the change in the put warrant liability and other non-recurring items was $1.1 million or $0.31 per diluted share for the third quarter of fiscal 2007 compared with $0.3 million or $0.08 per diluted share for the third quarter of fiscal 2007. Net income adjusted in the same manner for the nine months ended November 30, 2007 was $3.1 million or $0.85 per diluted share compared to $1.0 million or $0.21 per diluted share for the nine months ended November 30, 2006.

Non-GAAP Financial Measures—Reconciliation of Net Income to Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items and Earnings Per Share Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items

Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items and Earnings Per Share Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items are Non-GAAP financial measures. The Company has included these Non-GAAP financial measures because it believes that the measures provide an indicator of profitability and performance of the Company’s operations and provide a meaningful comparison of its current operating performance with its historical results. The Company uses Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items and Earnings Per Share Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items as internal measures of its business. Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items and Earnings Per Share Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items are not meant to be considered a substitute or replacement for Net Income and Earnings Per Share as prepared in accordance with generally accepted accounting principles.

The reconciliation of Net Income to Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items and Earnings Per Share to Earnings Per Share Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items is as follows (in thousands except for per share data):

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2007	2006	2007	2006
Net income (loss), as reported (a)	$794	$370	$1,710	$(6,031)

Add back (deduct):
(Gain) loss on sale of businesses, net of tax	—	—	(383)	354
Impairment loss on goodwill and other intangible assets	—	(78)	—	7,520
Realization of currency translation loss related to the disposition of certain assets and obligations of the foreign subsidiaries	323	—	323	447
Change in put warrant liability	—	(3)	1,439	(1,319)

Net income adjusted for the change in the put warrant liability and other non-recurring items (b)	$1,117	$289	$3,089	$971

Earnings (loss) per share, as reported:
Basic ((a)/(c))	$0.23	$0.10	$0.49	$(1.78)
Diluted ((a)/(d))	$0.22	$0.10	$0.47	$(1.78)

Weighted average number of shares outstanding, as reported:
Basic (c)	3,430	3,423	3,436	3,402
Diluted (d)	3,567	3,623	3,603	3,402

Earnings per share adjusted for the change in the put warrant liability and non-recurring items:
Basic ((b)/(e))	$0.32	$0.08	$0.89	$0.28
Diluted ((b)/(f))	$0.31	$0.08	$0.85	$0.26

Weighted average number of shares outstanding as adjusted for the change in the put warrant liability and non-recurring items:
Basic (e)	3,430	3,423	3,436	3,402
Diluted (f)	3,567	3,623	3,603	3,679

Liquidity and Capital Resources

Working capital was approximately $6.6 million as of November 30, 2007, as compared to approximately $5.1 million at February 28, 2007, an increase of approximately $1.5 million.

Net cash provided by operating activities during the first nine months of fiscal 2008 was approximately $3.1 million compared to $2.5 million for the comparable fiscal 2007 period. During first nine months of fiscal 2008, the Company used cash of $2.5 million to increase inventory and reduction in accounts receivable provided cash of $0.9 million. For the same period in fiscal 2007, reductions in inventory and accounts receivable provided cash of $5.3 million. During the first nine months of fiscal 2008, reductions in accounts payable and accrued liabilities used cash of $2.2 million, primarily due to the reduction in trade payables and taxes payable. This compares with cash used by a reduction in accounts payable and accrued liabilities of $5.9 million in the same period of the previous fiscal year. The increase in inventory was to support the projected sales growth for the fourth quarter of fiscal 2008 and first quarter of fiscal 2009.

Net cash provided by investing activities was $1.1 million in the first nine months in fiscal 2008. This was comprised of sales proceeds from the sale of the Company’s Stone Holding, O’Tool and Roberts UK businesses of $3.6 million that was partially offset by capital expenditures of $2.8 million, which consist primarily of the purchase of a manufacturing and distribution facility in Adelanto, California for $2.1 million. Cash used in investing activities in the first nine months of fiscal 2007 was $0.5 million, which was exclusively made up of capital expenditures.

Net cash used in financing activities was approximately $3.7 million in the first nine months of fiscal 2008 as compared to approximately $2.2 million in the same period in the previous year. During the first nine months of fiscal 2008, the Company borrowed an additional $0.5 million on its lines of credit, net of $2.0 million of cash available under the Company’s domestic line of credit that was used to purchase the Adelanto facility. During the first nine months of fiscal 2008, the Company also repaid $3.5 million of long-term and acquisition. This was partially offset by long-term refinancing of $1.7 million by the Company’s Australian subsidiary debt and the settlement of the Company’s put warrant obligation of $2.3 million. For the comparable fiscal 2007 period, the Company borrowed $1.6 million on its line of credit and repaid $3.9 million of long-term and acquisition debt.

The Company has an asset based loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In March 2005, the Company amended the facility to consolidate the Company’s term notes and increase the amount of borrowing capacity to $27 million through February 2006 and $29 million thereafter under the revolving facility using the same formula for eligible accounts receivable and inventory that previously existed for the Company. The revolving facility was also extended to July 2008. These loans are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. The loan agreement contains a subjective acceleration clause and a mandatory lockbox arrangement; therefore, the borrowing under this agreement is classified as a current liability.

On April 26, 2007, the loan agreement was amended to make certain financial covenants from February 28, 2007 through July 2008 less restrictive and to increase the ability of the Company to borrow against eligible inventory of raw material and finished goods of the Company and certain subsidiaries.

At November 30, 2007, the rate for the revolving loan facility was Libor (4.82% as of November 30, 2007) plus 1.75% and the Company had borrowed approximately $24.7 million and had $2.4 million available for future borrowings under the revolving loan facility net of approximately $0.7 million in outstanding letters of credit.

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. In March 2007, this facility was amended to make the maximum permitted borrowing approximately $1.8 million of which $1.3 million was outstanding at November 30, 2007. The facility is considered a demand note and carries an interest rate of the Australian Commercial Bill Rate (7.36% as of November 30, 2007) plus 1.25%.

In connection with the purchase of the assets of Vitrex Ltd., the Company’s United Kingdom subsidiary entered into two financing arrangements with HSBC Bank in the United Kingdom. The first financing arrangement allows for borrowing up to £1.0 million (approximately US $2.1 million) based on the advancement of up to 80% of the value of accounts receivable. In addition, the subsidiary may borrow up to £0.4 million (approximately US $0.8 million) against the value of the inventory. Both of these facilities are collateralized by substantially all of the assets of the subsidiary (approximately $7.1 million) as well as a parent company guaranty. On November 30, 2007, $2.3 million was borrowed under these facilities. Both are considered short-term demand notes and have an interest rate of Libor (6.09% as of November 30, 2007) plus 2.00%.

In July 2003, the Company refinanced its mortgage loan in Canada to finance the expansion of the Canadian physical facilities. As of November 30, 2007, the mortgage balance was $1.9 million. The mortgage bears an interest rate of Libor (5.00% as of November 30, 2007) plus 2.00% and will mature in September 2008. The mortgage loan requires payments of less than $0.1 million per month. As a result of the maturity date being within one year, the Company reclassified the entire mortgage to current liabilities during the third quarter of fiscal 2008. The Company intends to refinance the mortgage on or before maturity.

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

On July 23, 2007, the Company received written notice from HillStreet of the exercise of their right to “put” to the Company the put warrants pursuant to the warrant agreement. On July 31, 2007, the Company and HillStreet agreed upon a cash settlement value of $2.3 million for the put obligation. The Company paid the settlement out of funds available under its existing revolving credit facility.

For accounting purposes, the Company historically recorded the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. Based on this methodology, a liability of $0.9 million was reported for the put warrants as of the first quarter of fiscal 2007. As a result of the settlement, the Company reported a put warrant expense of $1.4 million in the second quarter of fiscal 2008.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal year ending February 28, 2009). The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s operating income or net earnings.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities

Litigation Reform Act of 1995. Forward-looking statements present our expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning, and include statements relating to the adequacy of our liquidity sources to meet our working capital needs and anticipated expenditures; the timing of the disposition of certain assets; our ability to increase the amount of sales of our products and expected sales levels of our products; our ability to increase prices and maintain or improve our gross margins; our ability to maintain good relationships with our suppliers and major customers; our expected expenses in fiscal 2008 and future periods; our ability to pass cost increases on to our customers; our ability to continue to do business around the world; our ability to successfully expand our market share, capitalize on new customers and cross-sell our products; our ability to introduce new and innovative products, expand existing product lines, and increase our sales and marketing penetration; our ability to continue our performance and that of our products and to increase stockholder returns; our ability to enhance our position as a worldwide manufacturer and distributor of specialty tools; expectations regarding the growth in sales of the largest home improvement retailers as compared to the rate of sales growth in the overall market; expectations regarding growth trends in the flooring segment of the home improvement market; expectations that we will continue to penetrate more foreign markets; expectations regarding the outcome of legal proceedings in which the Company is involved; expectations relating to increases in the Company’s sales volume in the fourth quarter of fiscal 2008 and the beginning of fiscal 2009; expectations regarding tax provisions; expectations regarding the use of our Adelanto facility and the refinancing of a portion of the purchase price of this facility; our expectations regarding liability under environmental laws; our expectations regarding the impact of recent accounting pronouncements; and our expectation regarding our reliance on certain customers.

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

International sales from the Company’s non-North American operations accounted for approximately 24% and 23% of total sales during the three and nine months ended November 30, 2007. International sales are generated from foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in local currency and, accordingly, use the local currency as their functional currency. The Company estimates that a 10% change in the U.S. Dollar against local currencies would have changed its operating income by approximately $0.3 million in the nine months ended November 30, 2007.

The Company is also exposed to certain market risks that are inherent in its financial instruments. The Company averaged $32.5 million of variable rate debt during the nine months ended November 30, 2007. If interest rates would have increased by 10%, the effect on the Company’s financial statements would have been an increase in interest expense of approximately $0.2 million for the nine months ended November 30, 2007.

Item 4T.	Controls and Procedures

(a)	The Company has carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007 pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weaknesses in our internal control over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to the Company and its consolidated subsidiaries required to be included in our periodic filings.

In connection with the audit for the Company’s fiscal years ending February 28, 2005 through 2007, the Company and its independent auditors identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) reconciling intercompany balances, (ii) ensuring proper documentation and review of consolidating adjusting journal entries, and (iii) the preparation and review of the financial results of its foreign operations. The Company has concluded that these material weaknesses still existed at November 30, 2007.

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

(b)	Except as described above, there were no changes to the Company’s internal controls over financial reporting during the three months ended November 30, 2007 that have materially, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 15, 2007, the court entered an order of dismissal approving the Stipulation of Dismissal Without Prejudice jointly filed by the plaintiff and the Company on October 4, 2007 as to the Company as a Defendant, providing for the voluntary dismissal of plaintiff’s claims against the Company in Greene v. Ashland Chemical, Inc., et al., Case No. 03-CV-231458, Div. 7, which matter was pending in the Circuit Court of Jackson County, Missouri at Kansas City. In this wrongful death matter, the plaintiff alleged that the Company, and Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company, along with more than 30 other defendants, manufactured products containing benzene with which the plaintiff came into contact while working between approximately 1954 and 1999, and which allegedly caused his death. This action was originally instituted against the Company on August 11, 2006, when the plaintiff served the Company with a petition for unspecified damages. An answer to the complaint was filed in December 2006 denying the allegations and asserting several defenses.

On December 13, 2007, the court entered an Order and Judgment approving the confidential settlement reached in mediation that occurred on November 16, 2007, in the case of Imogene Calcaterra-Lepique and C.C., by and through her Next Friend, Brenda O’Neal v. Q.E.P. Co., Inc. and Roberts Consolidated Industries, Inc., Home Depot, Inc., General Electric Co., and Rheem Mfg. Co., Case No. 4:06-CV-1050 CAS, which matter was pending in the US District Court for the Eastern Distinct of Missouri. The Company’s insurers funded the Company’s settlement payment in its entirety. In this wrongful death case, originally instituted against the Company on July 12, 2006, plaintiffs alleged that the decedent suffered burns, allegedly causing his death, when installing carpet using Roberts 4000 carpet adhesive, a product manufactured by Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company. Plaintiffs alleged that fumes from the Roberts 4000 caused the fire that injured the decedent. The plaintiff originally sought $20,000,000 in damages.

On October 29, 2007, Roberts Consolidated Industries, Inc. and Roberts Holding International, Inc., wholly owned subsidiaries of the Company, received a notice of claim for indemnity from International Paper Corporation, one of many defendants named in a Verified Complaint in the lawsuit captioned John Rosebery et al v. 3M Marine, et al., Index No. 21464/07, pending in the New York Supreme Court, County of Suffolk. The plaintiff alleges that he contracted leukemia as a result of exposure to benzene in various products allegedly manufactured and distributed by several defendants, including International Paper Corporation or its predecessors. Although Roberts Consolidated Industries, Inc. and Roberts Holding International, Inc. are not named as defendants in the action, International Paper Corporation has stated in the demand for indemnity that “the products identified by Mr. Rosebery appear to be products which, as of December 31, 1975, were products of Roberts.” The Company has responded on behalf of its subsidiaries to International Paper’s demand by requesting that International Paper provide additional documentation and information regarding the contentions. Insufficient information exists at this time for the Company to opine on the merits, if any, of the claim for indemnity or the underlying claims.

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

The Company may be unable to pass on to its customers increases in the costs of raw materials and finished goods.

The costs of many of the Company’s raw materials and finished goods vary with market conditions. The Company’s costs of raw materials and fuel-related costs continue to increase and are likely to increase further due to the historically high price of oil and gas and other market conditions. In addition, the costs of many of the Company’s finished goods are impacted by changes in currency exchange rates, tax regulations affecting the Company’s suppliers, freight costs and the costs of suppliers’ raw materials. Additionally, the increasing volatility of the foreign exchange markets and changes in tax incentives available to the Company’s Chinese suppliers is likely to result in increased volatility in the Company’s ability to reasonably project future costs. Although the Company generally attempts to pass on increases in its costs to its customers, the Company’s ability to pass these increases on varies depending on the customer, product line, rate and magnitude of any increase. There may be periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company’s profitability may be materially adversely affected.

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

Because a portion of the Company’s business is conducted in foreign currencies, fluctuations in currency prices can have a material impact on its results of operations. As a result of the fluctuations in currency prices, the Company had a total foreign exchange benefit on net revenue of approximately $2.2 million and $4.7 million during the three and nine months ended November 30, 2007. Although the Company finances certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate its foreign currency exposure, the Company cannot predict the effect foreign currency fluctuations will have on its results of operations in future periods.

The Company estimates that a 10% change of the US dollar against local currencies would have changed its operating income by approximately $0.1 million and $0.3 million in the three and nine months ended November 30, 2007. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of November 30, 2007, the net foreign currency translation adjustments reduced shareholders’ equity by $0.7 million.

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

The Company and its independent auditors have identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) reconciling intercompany balances, (ii) ensuring proper documentation and review of consolidating adjusting journal entries, and (iii) reviewing the financial results of its foreign subsidiaries. Under current standards of the Public Company Accounting Oversight Board, a material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although the Company has implemented, and continues to implement, various measures to improve internal control over financial reporting, there can be no assurance that the Company will be able to remedy the material weaknesses that have been identified or that additional material weaknesses will not be identified by the Company or its independent auditors. Any failure to remediate the material weaknesses identified by the Company and its independent auditors or to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results, cause the Company to fail to meet its reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure also could affect the ability of the Company’s management to certify that the Company’s internal controls are effective when it provides an assessment of internal control over financial reporting pursuant to rules of the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002, when they become applicable to the Company beginning with the Annual Report on Form 10-K for the year ending February 29, 2008, and could affect the results of the Company’s independent registered public accounting firm’s attestation report when it becomes applicable for the year ending February 28, 2009. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock. For more discussion, see Part I, Item 4T—Controls and Procedures.

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

Item 6.	Exhibits

3.1	Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

4.1	Form specimen Certificate for Common Stock of the Company (1)

4.2	Form of Warrant issued by the Company to the representative of the underwriters of the Company’s initial public offering (1)

4.3	Form of Warrant issued to the following persons in the following amounts: RCI Holdings, Inc. (100,000) and Marlborough Capital Fund, Ltd. (100,000) (3)

4.4	Form of 8% Convertible Subordinated Debenture issued to the following persons in the following amounts: RCI Holdings, Inc. ($1,911,673.30), Marlborough Capital Fund, Ltd. ($5,088,326.70), and IBJ Schroeder as Escrow Agent ($500,000) (3)

10.23	Employment agreement, dated November 9, 2007, by and between the Company and Lawrence P. Levine.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477) filed with the Securities and Exchange Commission on July 2, 1996, and incorporated herein by reference.
(2)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2007, and incorporated herein by reference.
(3)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Q.E.P. CO., INC.

By:	/s/ Stuart F. Fleischer
Stuart F. Fleischer
Chief Financial Officer
January 14, 2008

EXHIBIT INDEX

10.23	Employment agreement, dated November 9, 2007, by and between the Company and Lawrence P. Levine.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.