Form 10-K
period 2008-02-29
QEP CO INC
filed 2008-05-29
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Q.E.P. Co., Inc. Common Stock, $.001 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of August 31, 2007 was $21.1 million.

The number of shares outstanding of each of the registrant’s classes of common stock as of May 26, 2008 is 3,433,363 shares of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended February 29, 2008.

Q.E.P. CO., INC. AND SUBSIDIARIES

FISCAL YEAR 2008 FORM 10-K

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning, and include statements relating to the Company’s liquidity sources and the adequacy of those sources to meet the Company’s working capital needs, anticipated capital expenditures and debt obligations for the next twelve months; the Company’s ability to increase the amount of sales of its products and expected sales levels of its products; the Company’s ability to increase prices and maintain or improve its gross margins; the Company’s ability to maintain good relationships with its suppliers and major customers; the Company’s ability to make itself more attractive to new and existing customers; the Company’s ability to pass cost increases on to its customers; the Company’s ability to compete for limited shelf space at home improvement retailers; the Company’s expectations regarding the importance of service and promotional support to its major customers; the Company’s expectations regarding consolidation among the national and large regional home improvement retailers and expectations regarding increases in their future market share and its effect on the Company, including the Company’s reliance on Home Depot and Lowe’s; the Company’s ability to continue to do business around the world; the Company’s ability to successfully expand its market share, capitalize on new customers and cross-sell its products; the Company’s ability to introduce new and innovative products, expand existing product lines, and increase its sales and market penetration; the Company’s ability to successfully identify and complete acquisitions and to improve its distribution capabilities; the Company’s potential consolidation of operations; the Company’s ability to continue its performance and that of its products and to increase stockholder returns; the Company’s ability to evaluate both domestic and worldwide specialty tool companies; the Company’s ability to enhance its position as a worldwide manufacturer and distributor of specialty tools; expectations regarding the growth in sales of the largest home improvement retailers as compared to the rate of sales growth in the overall market; expectations regarding the strength of the housing, residential and commercial construction and home improvement markets; expectations regarding broadening the Company’s product lines; expectations regarding growth trends in the flooring segment of the home improvement market and among its customer base and its impact on the Company; expectations regarding degree of credit risk due to the Company being directly affected by the well being of the home center industry; expectations regarding sources of supply for its products; expectations regarding competition in the home improvement market; expectations that the Company will continue to penetrate more foreign markets; expectations regarding the benefits that the Company can offer and are not otherwise available to foreign manufacturers; expectations regarding payment of dividends; expectations regarding the impact of inflation; expectations regarding recently issued accounting standards; the Company’s ability to improve its distribution capabilities through increased use of technology and reevaluation of geographic locations; the Company’s ability to compete with foreign competitors; the impact of the loss of one or more of the Company’s patents; the adequacy of the Company’s existing physical facilities; the ability of the Company to lease facilities for future needs; the expected impact of the outcome of any legal proceedings in which the Company is involved; the Company’s expectations regarding its future effective tax rate; the cost of compliance with Environmental Laws and the Company’s anticipated expenditures on monitoring of wells and other environmental activity.

These forward-looking statements are based on currently available information and are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations (See Item 1A-Risk Factors). Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditures; the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures; the Company’s dependence upon a limited number of customers for a substantial portion of its sales and the continued success of initiatives with those customers; the success of the Company’s marketing and sales efforts; interruptions in supply or price changes in the items purchased by the Company; improvements in productivity and cost reductions; increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; the Company’s ability to maintain and improve its brands; the Company’s reliance upon certain major foreign suppliers; the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it; the level of demand for the Company’s products among existing and potential new customers; the state of the housing, residential and commercial construction and home improvement markets; the Company’s ability to successfully integrate its acquired businesses; the Company’s dependence upon the efforts of Mr. Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel; the Company’s ability to successfully integrate new management personnel into the Company; the Company’s ability to accurately predict the number and type of employees required to conduct its operations and the compensation required to be paid to such personnel; the Company’s ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers; the impact of new accounting standards on the Company; the Company’s belief that there will be no future adverse effect on the fair value of the Company’s goodwill or other intangible assets; decisions by management related to accounting issues, and regulation and litigation matters; the general economic conditions in North America and the world; and other risks and uncertainties described elsewhere herein and in other reports filed by the Company with the Securities and Exchange Commission.

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

General

Founded in 1979 and incorporated in Delaware in 1996, Q.E.P. Co., Inc. (the “Company” or “Q.E.P.”) manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market in the United States of America and throughout the world. Under brand names including Q.E.P.®, ROBERTS®, Capitol®, QSet™, Vitrex® and Elastiment™, the Company markets over 3,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Q.E.P.’s products include trowels, floats, tile cutters, wet saws, spacers, nippers, pliers, carpet trimmers and cutters, flooring adhesives, seaming tape, tack strips, knives, dry set powders and grouts. These products are sold to home improvement retailers, including national and regional chains such as Home Depot and Lowe’s, international chain stores such as Bunnings, Wickes and Topps Tiles, specialty distributors to the hardware, construction, flooring and home improvement trades and chain or independent hardware, tile, and carpet retailers for use by the do-it-yourself consumers as well as the construction or remodeling professional.

The Company’s principal subsidiaries include Roberts Consolidated Industries, Inc., a worldwide leader in the carpet installation market; Roberts Capitol, Inc., a manufacturer of adhesives in Dalton, Georgia; QEP – California, Inc., a manufacturer of adhesives in Adelanto, California; Q.E.P. Stone Holdings (See Sale of Businesses, Note C to the Consolidated Financial Statements, “Note C”), which manufactures dry set powders and grouts in Georgia; O’Tool Company (See Note C), a distributor to the trowel trades; Boiardi Products Corp. of Little Falls, N.J., a manufacturer of a full line of thin-set mortars, grouts, self-leveling concrete toppings and crack-suppressing waterproof membranes used in the flooring industry; PRCI S.A., a distributor of ceramic tile tools to the retail and distribution marketplace in France; Q.E.P. Co. U.K., Ltd., Roberts U.K., Ltd. (See Note C) and Q.E.P. Roberts Ireland, Ltd., manufacturers and distributors of accessory flooring and safety products in the United Kingdom and Ireland; Q.E.P. Australia Pty, Ltd., one of the largest distributors of tools and installation products for all types of flooring in the Australian marketplace; Q.E.P. New Zealand, a distributor of accessory flooring supplies; Roberts Mexicana S.A. de C.V., a manufacturer and distributor of flooring installation products in Mexico; Q.E.P. Chile, a distributor of ceramic tile accessories located in Santiago, Chile; Zocalis, SRL, an Argentinean manufacturer of ceramic borders and trim; and Q.E.P. HK Ltd., a Hong Kong registered company with a representative office in Shanghai, China, that provides purchasing services to QEP and its subsidiaries.

The Company operates in five business segments: Domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment being the responsibility of a segment manager, except for the Canadian segment, which is managed by members of the Domestic segment’s senior management team. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of our operations in the UK, France, and Ireland. The Other segment is made up of operations in Latin America and Asia.

Market Overview

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to the industry information published by Floor Covering Weekly, a trade publication, total installed floor covering sales for 2006 in the United States remained relatively flat at approximately $62 billion. The housing starts and turnover decline that started in 2005, continued to decline in 2007; however, at the same time, commercial property construction remained stable. With the slowdown in residential construction, the unprecedented number of home foreclosures and high energy costs, the Company expects that 2008 will also be a challenging year for the home improvement market. The Company believes, however, that the long-term demographics for housing are sound. As in prior years, home improvement market distribution channels continue to consolidate as a result of the success of the warehouse home center format. The continued dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions, and multiple location, large-format stores.

The Company’s two largest customers, Home Depot and Lowe’s, accounted for approximately $126 billion of home center sales for fiscal year 2007. Home Depot and Lowe’s, experienced annual sales decline of 2% and growth of 2% in fiscal 2008, respectively, according to their published financial reports and both have plans to continue increasing the number of stores each operates at slower than recent historical rates. As consolidation continues among home improvement retailers, the Company expects that the sales growth rate of the largest national and regional home improvement retailers will continue to increase at greater rates than the sales growth rate in the overall market. The Company expects that the growth trends in the flooring segment of the home improvement market and among its customer base will directly affect the Company’s ability to generate growth in its sales and net income, its expansion strategy and the nature of its sales and marketing initiatives.

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

Enhance Distribution and Manufacturing Capabilities. In order to effectively serve the customer base and help to control cost increases, the Company seeks to improve its distribution capabilities through the increased use of technology as well as reviewing its facilities for correct size and geographic location. In fiscal 2008, the Company closed its facility in Nevada and moved the distribution operations to its Adelanto, California manufacturing and distribution facility, which was acquired in fiscal 2008. The Company is considering consolidating other operations where appropriate. The Company currently has distribution and manufacturing capability located throughout the United States, Canada, Australia, New Zealand, the United Kingdom, Mexico, France, Ireland, and South America. On October 24, 2007, the Company expanded its license and royalty agreement with Estillon B.V., a European supplier of carpet specialty tools, to include Great Britain and Ireland. The agreement grants Estillon the right to manufacture, market and distribute products using the Company’s Roberts® and Smoothedge® brand names to customers, other than mass merchants, principally within certain European Union countries. The Company estimates that in fiscal 2008, it manufactured approximately 25% of its Q.E.P.™ and Roberts™ product lines.

Products

The Company manufactures, markets and distributes a broad line of over 3,000 specialty tools and flooring related products. The Company’s products are offered under brand names including Q.E.P.®, ROBERTS®, Capitol®, QSet™, Vitrex® and Elastiment™ and are used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring and laminate.

The Company manufactures and distributes adhesives, underlayment, grouts, mortars, dry set powders and distributes an assortment of carpet installation tools as well as floats, tile cutters, trowels, electric saws, nippers and other products to the flooring industry. These products are sold to distributors, retailers and do-it-yourself customers. Although the Company manufactures and distributes over 3,000 products, a majority of the Company’s sales are to customers who purchase between 20 and 250 individual stock-keeping units. As the Company seeks to broaden its product lines, the competition for limited shelf space available at home improvement retailers for specialty tools and related products may limit sales of existing or newly introduced products.

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

Relationship with Major Customers

In 1982, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the world, third largest retailer globally and the second largest retailer in the United States based on annual sales volume. In 1993, the Company added Lowe’s as a customer, which is now the second largest home improvement retailer in the world and eighth largest retailer in the United States. Home Depot and Lowe’s are the Company’s two largest customers accounting for 51% and 10% of the Company’s fiscal 2008 sales, respectively.

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

The Company believes that the consolidation among home improvement retailers will continue and that the national and large regional home improvement retailers will continue to increase their market share in the near future. Home Depot and Lowe’s have plans to increase the number of stores each operates over the next several years at slower than historical rates. As a result, the Company expects the percentage of its sales to these customers to continue to be significant.

The loss of, or any significant reduction in business with, Home Depot or Lowe’s as a customer of the Company would have a material adverse effect on the financial position and results of operations of the Company.

Manufacturing and Suppliers

The Company estimates that in fiscal 2008 it manufactured approximately 25% of its Q.E.P.™ and Roberts™ product lines. The Company manufactures adhesives, carpet installation tools and ceramic tile spacers at its main manufacturing facility in Mexico, Missouri. Flooring adhesives are produced at the Company’s facilities in Bramalea, Ontario, Canada; Dalton, Georgia; Adelanto, California and Mexico City, Mexico. Grouts and related products are manufactured at the Company’s Little Falls, New Jersey; and Bramalea, Ontario, Canada facilities, and laminate flooring underlayment is manufactured in Dalton, Georgia. In Australia, the Company manufactures accessories used for the installation of ceramic tile. Ceramic trim is manufactured in Argentina.

The Company purchased finished products and raw materials from approximately 200 different suppliers in fiscal 2008. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers and generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company’s operations. The Company receives products from its suppliers into its four main North American warehouses located in Mexico, Missouri; Dalton, Georgia; Adelanto, California and Bramalea, Ontario, Canada. Disruption in supply to any of these warehouses may result in excessive inventory levels and added costs to the Company. Further, in fiscal 2008, the Company purchased in excess of $12.2 million and $8.6 million of finished products from two foreign suppliers representing 14% and 10%, respectively of domestic product purchases.

Distribution, Sales and Marketing

The Company’s specialty tools and related products are currently sold through four distinct distribution channels: (i) the Company’s sales staff; (ii) independent manufacturing representatives; (iii) an in-house telemarketing sales force; and (iv) outside salaried and commissioned sales representatives. Management estimates that gross sales through its primary distribution channels in fiscal 2008 were as follows: 73% to national and regional home improvement retailers and 27% to specialty distributors, other specialty retailers and original equipment manufacturers.

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

The Company’s marketing and sales representatives, or its manufacturers’ representatives, conduct regular visits to many customers’ individual retail stores. In addition, the Company or its sales representatives provide product knowledge classes for retail store personnel. The Company also evaluates the product mix at its customers’ locations from time to time with a view toward evolving the product mix to increase sales per square foot. When the Company secures a new customer, or introduces a new product into existing customer stores, the Company generally resets all displays and assists store personnel in becoming familiar with the Company’s product line or new product, as applicable.

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

The Company is aware of a number of competitors, many of which are foreign and may have greater financial, marketing and other resources than the Company. The Company’s foreign sales, excluding Canada, accounted for approximately 23% of net sales during fiscal year 2008. Fiscal 2008 net sales generated by the Company’s European subsidiaries were approximately 9%, its Australian/New Zealand subsidiaries approximately 12% and its Latin American subsidiaries was approximately 2%. The Company is continuing to penetrate more markets within the countries it currently serves and, as a result, the Company may experience competition from foreign companies, which could adversely affect the Company’s gross margins on its foreign sales.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. The Company recorded a reserve for potential environmental liability on the closing date of the Roberts Consolidated Industries, Inc. acquisition of approximately $0.3 million and this amount was subsequently increased by $0.6 million to $0.9 million based on an estimate for the cost of remediation. During fiscal 2008, the Company increased the reserve by an additional $0.1 million. Through fiscal 2008, the Company has spent approximately $0.9 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for the next three years.

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

During fiscal 2005, the Company settled a lawsuit that was filed on December 27, 2002 whereby Roberts Holdings International, Inc. (“Roberts Holding”), an inactive subsidiary of the Company, was named as a third party defendant in a case before the United States District Court for the Western District of Michigan titled Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948. The third party plaintiff alleged that Roberts Holding is a successor to a company known as Roberts Consolidated Industries, Inc. and was required to indemnify previous owners for costs associated with the clean-up of a property in Kalamazoo, Michigan. The Company agreed to pay $40,000 per year beginning in October 2004 for five consecutive years in settlement of this action.

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

Employees

As of May 13, 2008, the Company had 484 employees, including 135 administrative employees, 117 sales and marketing employees, 103 manufacturing employees and 129 employees responsible for shipping activities. Of the 484 total employees, 5 are part-time and 169 are located outside of the Company’s North American subsidiaries. The Company has not experienced any work stoppages and none of the Company’s employees are represented by a union. The Company considers its relations with the employees to be good.

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

The state of the housing, construction and home improvement markets, rising costs and a reduction in the availability of financing in North America could adversely affect the Company’s cost of doing business, demand for its products and its financial performance.

In recent months, the housing, residential construction and home improvement markets have deteriorated dramatically. The Company expects the deterioration to continue through at least 2008. Other factors that could adversely affect the demand for the Company’s products and consequently its financial performance include interest rate fluctuations, fuel and other energy costs, inflation or deflation of commodity prices, the reduced availability and/or higher cost of credit to the Company and its customers, slower rates of growth in real disposable personal income, higher rates of unemployment, higher consumer debt levels, the state of the credit markets, including mortgages, home equity loans and consumer credit, consumer confidence, and other factors beyond the Company’s control. These and other similar factors could:

•	cause consumers of the Company’s products to delay undertaking or determine not to undertake new home improvement projects;

•	cause the Company’s customers to delay purchasing or determine not to purchase home improvement products and services;

•	lead to a decline in customer transactions overall and consequently adversely affect the Company’s financial performance; and

•	increase the Company’s costs.

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

If the Company is unable to manage its relationships with suppliers or if the domestic and international supply chain for finished products and raw materials is disrupted, the Company’s sales and gross margin would be adversely affected.

The Company purchases finished products and raw materials from approximately 200 different suppliers. If the Company is unable to effectively and efficiently manage the relationships with its suppliers, this could negatively impact the Company’s business plan and financial results. Additionally, the Company depends on suppliers that are located both domestically and internationally. Political or financial instability among suppliers, trade restrictions, tariffs, currency exchange rates and transport capacity and costs are beyond the Company’s control and could negatively impact the Company’s business if they seriously disrupted the movement of products through the Company’s supply chain.

The Company’s largest customers seek to purchase products directly from foreign suppliers.

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

In particular, the Company is substantially dependent on two of its customers, Home Depot and Lowe’s, for a large percentage of its revenues. These two customers accounted for approximately 61% and 57% of the Company’s total net sales in fiscal 2008 and fiscal 2007, respectively. The Company expects that it will continue to rely upon these customers for a significant portion of its revenues. Any significant reduction in business with Home Depot or Lowe’s as a customer of the Company would have a material adverse effect on the financial position and results of operations of the Company.

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates.

Because a portion of the Company’s business is conducted in foreign currencies, fluctuations in currency prices can have a material impact on its results of operations. As a result of the fluctuations in currency prices, the Company had a total foreign exchange benefit on net revenue of approximately $6.5 million during the twelve months ended February 29, 2008. Although the Company finances certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate its foreign currency exposure, the Company cannot predict the effect foreign currency fluctuations will have on its results of operations in future periods.

The Company estimates that a 10% change of the U.S. dollar against local currencies would have changed its operating income by approximately $0.3 million in fiscal 2008 and approximately $0.2 million in fiscal 2007. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that rates can move in opposite directions and that changes in currency may or may not be offset by losses from another currency.

The translation of the assets and liabilities of international operations is made using the currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are disclosed as Accumulated Other Comprehensive Income within shareholders’ equity. In certain markets, the Company could recognize a significant gain or loss related to unrealized cumulative translation adjustments if it were to exit the market and liquidate its net investment. As of February 29, 2008, the net foreign currency translation adjustments increased shareholders’ equity by $0.1 million.

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

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, and handling and disposal practices for solid, special and hazardous wastes. The activities of the Company, including its manufacturing operations at its owned and leased facilities, are subject to the requirements of Environmental Laws. The Company has received various notices from state and federal agencies that it may be responsible for certain environmental remediation activities and is, or has been, a defendant in environmental litigation. Although the Company is not currently aware of any situation requiring remedial or other action that would involve a material expense to the Company or expose the Company to material liability under Environmental Laws, the Company cannot provide assurance that it will not incur any material liability under Environmental Laws in the future or that it will not be required to expend funds in order to effect compliance with applicable Environmental Laws, either of which could have a material adverse effect on the Company.

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

Senior management changes, including, without limitation to Lewis Gould, the Company’s Chief Executive Officer, could disrupt the Company’s ability to manage its business, and any such disruption could adversely affect the Company’s operations, growth, financial condition and results of operations. The Company’s success is also dependent upon its ability to hire and retain qualified finance and accounting, sales, marketing, operations, and other personnel. The Company cannot assure you that it will be able to hire or retain the personnel necessary for its planned operations or that the loss of any such personnel will not have a material impact on the Company’s financial condition and results of operation.

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

The Company and its independent auditors have identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) the reconciliation and elimination of intercompany balances, and (ii) the local preparation and review of the financial results of its foreign subsidiaries. Under current standards of the Public Company Accounting Oversight Board, a material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although the Company has implemented, and continues to implement, various measures to improve internal control over financial reporting, there can be no assurance that the Company will be able to remedy the material weaknesses that have been identified or that additional material weaknesses will not be identified by the Company or its independent auditors. Any failure to remediate the material weaknesses identified by the Company and its independent auditors or to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results, cause the Company to fail to meet its reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure could affect the ability of the Company’s management to certify that the Company’s internal controls are effective when it provides an assessment of internal control over financial reporting pursuant to rules of the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and could affect the results of the Company’s independent registered public accounting firm’s attestation report when it becomes applicable. The Company is working on the presumption that a proposed ruling by the SEC would make the independent registered public accounting firm’s attestation applicable for the year ending February 28, 2010. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock. For more discussion, see “Controls and Procedures” beginning on page 28.

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

During fiscal 2008, the Company completed its annual impairment test on the goodwill and other intangible assets currently recorded and determined that there was no further impairment of goodwill and other intangible assets. Any future impairment charges could have a material adverse effect on our financial condition, earnings and results of operations and could cause our stock price to decline.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The Company operates 31 facilities in the United States, Canada, Mexico, Europe, Australia, South America, New Zealand and China. Eight of these facilities are used in whole or in part for manufacturing operations. The remainder of the facilities are used for administrative, sales and warehousing functions.

The following are the Company’s most significant physical properties and their current function:

Located in the United States: Boca Raton, Florida (administration/corporate headquarters), Mexico, Missouri (manufacturing, distribution, administration), Dalton, Georgia (manufacturing, distribution, administration) and Adelanto, California (manufacturing, distribution, administration).

Located outside the United States: Bramalea, Canada (manufacturing, distribution, administration); Lancashire, UK (distribution, administration); Dandenong (distribution) and Wetherill Park (administration and distribution), Australia; and Vallejo, Mexico (distribution, administration).

The Company currently owns the facilities in Adelanto, California and Bramalea, Ontario, Canada. The Company leases all other facilities located in the United States, Canada, Europe, Australia, New Zealand, South America and China.

The Company believes that its existing facilities are adequate to meet its current needs and that additional facilities can be leased to meet future needs. During fiscal 2008, the Company purchased the Adelanto, California facility to expand its adhesive manufacturing capacity and distribution presence on the West coast of the United States.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company’s Common Stock is traded on the Nasdaq Global Market. The following table sets forth the high and low sales price per share for the Common Stock for each quarter during fiscal year 2008 and 2007, as reported on the Nasdaq Global Market.

	Fiscal Year Ended February 29 or 28,
	2008		2007
	High	Low	High	Low
First Quarter	$6.74	$5.26	$12.55	$9.27
Second Quarter	$13.10	$5.40	$10.21	$6.00
Third Quarter	$14.99	$9.33	$7.69	$6.07
Fourth Quarter	$10.97	$8.18	$6.90	$4.37

On May 12, 2008, the closing price of the Common Stock on the Nasdaq Global Market was $6.63. As of that date, there were 22 holders of record of the common stock and approximately 1,815 beneficial owners of the common stock.

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

Issuer Purchases of Equity Securities

Beginning in fiscal 1999, the Company has from time to time repurchased shares of its outstanding Common Stock from Ms. Susan Gould, Corporate Secretary, having a value of approximately $1.0 million pursuant to a Board resolution to purchase up to 1,000 shares of Common Stock per month at a price per share equal to $.50 less than the closing price of the Common Stock on the date of repurchase. Ms. Gould is not obligated to sell any shares of Common Stock to the Company. As of May 16, 2008, Ms. Gould has sold a total of 126,038 shares to the Company. The Company repurchased 12,000 shares from Ms. Gould during fiscal 2008. No shares were repurchased in the fourth quarter of fiscal 2008.

Equity Compensation Plan Information

The following table provides information as of February 29, 2008 about shares of the Company’s Common Stock to be issued upon exercise of options, warrants and other rights under the Company’s existing equity compensation plans.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options/SARS (a)	Weighted Average Exercise Price Of Outstanding Options/SARS(2) (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Security Holders(1)	382,125	$7.63	426,057
Equity Compensation Plans Not Approved by Security Holders(3)	40,000	$4.00	—

Total	422,125		426,057

(1)	This plan is the Company’s Omnibus Stock Plan of 1996.
(2)	Does not include restricted stock as the price is determined on the date of issuance and not the grant date.
(3)	This relates to options granted to Lewis Gould outside of the Company’s Omnibus Stock Plan of 1996 in July 2001.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company is a worldwide leader in the manufacturing, marketing and distribution of a broad line of specialty tools and flooring related products, marketing over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company’s products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. The Company has executed a growth strategy intended to improve overall performance and profitability of operations that included acquisitions, the reduction of risk associated with certain large customer concentrations and the enhancement of cross selling of products among the Company’s channels of distribution. Although the Company has realized certain benefits from its growth strategy, the Company’s rapid growth and challenges relating to the Company’s overseas operations and integration of acquired businesses has had certain negative effects on the Company’s financial performance.

As described in Note D of the Notes to the Consolidated Financial Statements, the prior year financial statements have been revised based on the guidance of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).

The Company experienced a 1% increase in net sales in fiscal 2008 in comparison to the previous fiscal year, which management attributes primarily to the growth in sales of flooring underlayment and adhesives products. In addition, further penetration of the Company’s existing and new product offerings across more and within existing home center locations also contributed to the increase. These increases were partially offset by lost sales associated with the disposition of two of the Company’s North American operations in fiscal 2008. The Company’s gross profit as a percent of sales increased to 28.9% in fiscal 2008 from 27.5% in fiscal 2007 and was positively impacted by several factors in fiscal 2008. The Company experienced success in increasing the sale of higher margin products, most notably the underlayment products, and was able to increase selling prices on select categories of products. This offset the raw material cost increases that occurred throughout fiscal 2008, primarily for petroleum-based raw materials used in adhesives and aluminum, copper and other commodity items used in other flooring tools. Gross margin was positively impacted by an increase in the level of sales and negatively impacted by rebates issued to home center customers in fiscal 2008. As a regular practice, customers in the home center distribution channel are issued rebates from each vendor, the magnitude of which depends on the particular level of business activity.

In fiscal 2008, the Company continued to evaluate the performance and strategic values of certain of its non-core business operations. This resulted in the Company’s disposition of its O’Tool and Stone Mountain operations in North America and one of the Company’s operations in the UK. The gain on the sale of theses operations, net of realized currency translation losses, was immaterial to net income.

Net income for fiscal 2008 was $2.2 million, or $0.61 per diluted share compared with net loss of $5.8 million or $1.71 per diluted share in fiscal 2007. A non-cash goodwill and other intangibles impairment charge and disposition of the Company’s Holland operations described below contributed to net loss in the fiscal 2007 period.

Accounting Policies and Estimates

Significant accounting policies are contained in Note B to the Consolidated Financial Statements. The following are our most critical accounting policies which are those that require complex judgments and estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Revenue Recognition

The Company recognizes revenue when products are shipped and title has passed to the customer, the selling price is fixed and determinable, and collectibility of the sales price is reasonably assured. The Company provides for estimated costs of future anticipated product returns based on historical experience, when the related revenues are recognized. The Company records estimated reductions to revenue for customer programs including volume-based incentives. The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.

Inventories

The Company records inventory at the lower of standard cost or market, which approximates first-in, first-out or net realizable value. The Company maintains reserves for excess and obsolete inventory based on market conditions and expected future demand. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required.

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

Impairment Evaluations

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment, and identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs indefinite-lived impairment tests on at least an annual basis and more frequently in certain circumstances. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of certain indicators, the assets are assessed for impairment based on the future undiscounted cash flows expected to result from the use of the asset. For goodwill and other indefinite-lived intangibles, impairment assessments are generally determined using the estimated future discounted cash flows of the asset’s reporting unit using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In both instances, if the carrying amount of the asset being tested exceeds its fair value, an impairment of the value has occurred and the asset may be written down. The Company will assess impairment of its intangible assets as of August 31st of each fiscal year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should the Company’s operating performance and resulting cash flows be less than expected, an impairment charge could be incurred which may have a material impact on the Company’s results of operations.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, or FAS 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.

FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Results of Operations

Fiscal 2008 as compared to Fiscal 2007

Sales

Net sales for the twelve months ended February 29, 2008 (“fiscal 2008”, or the “fiscal 2008 period”) were $217.5 million compared to $216.0 million for the twelve months ended February 28, 2007 (“fiscal 2007”, or the “fiscal 2007 period”), an increase of $1.5 million or 1%.

Net sales at the Company’s North American subsidiaries declined by approximately $2.0 million in fiscal 2008 compared to fiscal 2007. This was due to the sale of the Company’s O’Tool and Stone Mountain operations in the first and second quarter of fiscal 2008, respectively. Net sales of these operations were $7.6 million lower in fiscal 2008 compared to fiscal 2007. This decline was partially offset by increased sales to the Company’s home center customer due to increased penetration of existing products and new product introductions. Currency translation gains contributed $2.0 million in additional sales to the Company’s North American operation due to changes in Canadian Dollar compared to the US Dollar.

Sales at the Company’s foreign subsidiaries increased by approximately $3.5 million in fiscal 2008 compared to fiscal 2007. This increase was due to currency translation gains of $4.5 million generated primarily by changes in the Australian Dollar, British Pound and Euro compared to the US Dollar. These gains were partially offset by a decline in sales at the Company’s European operations, primarily due to the disposition of the Company’s Holland operation during fiscal 2007.

Sales from the Company’s non-North American subsidiaries were 23% and 21% of total sales in fiscal 2008 and 2007, respectively.

Gross Profit

Gross profit for fiscal 2008 was approximately $62.8 million compared to approximately $59.3 million in fiscal 2007, an increase of approximately $3.5 million or 6%. As a percentage of net sales, gross profit increased to 28.9% in the fiscal 2008 period from 27.5% in the fiscal 2007 period.

The increase in gross profit as a percentage of sales is primarily due to favorable changes in sales product mix at the Company’s North American operations through the sales growth of higher margin products, including underlayment and new adhesive products. Foreign currency exchange rate changes accounted for approximately $2.1 million to the increase in gross profit, primarily in the Canadian and Australian operations. These increases in gross profit were partially offset by $2.5 million less gross profit in fiscal 2008 compared with fiscal 2007 due to the sale of the Company’s O’Tool and Stone Mountain operations in fiscal 2008.

Operating Expenses

Total operating expenses, excluding the non-cash charge for goodwill impairment, for fiscal 2008 were $53.1 million compared to $55.5 million in fiscal 2007, a decrease of $2.4 million, or 4%.

Shipping expenses for fiscal 2008 were approximately $23.0 million compared to approximately $23.6 million for fiscal 2007, a decrease of approximately $0.6 million or 2.3%. The decrease in shipping expense is due to home center customer sales, which have lower freight costs, replacing distributor customer sales, which typically have higher freight costs. This reduction was partially offset by higher charges from common carriers arising from increased fuel costs. Foreign currency exchange rate changes increased shipping expenses by $0.8 million. During fiscal 2008, shipping expenses remained consistent as a percent of sales with the level experienced in fiscal 2007 at approximately 11%.

General and administrative expenses for fiscal 2008 were approximately $18.1 million compared to approximately $19.4 million for fiscal 2007, a decrease of approximately $1.3 million or 7%. Included in fiscal 2007 was approximately $1.4 million of expenses related to the disposition of the Holland operation. Excluding the amount related to the Holland transaction, general and administrative expenses increased by $0.1 million in fiscal 2008 compared to fiscal 2007. Foreign currency exchange rate changes increased general and administrative expenses by $0.5 million. General and administrative expenses were approximately 8% and 9% of sales in fiscal 2008 and fiscal 2007, respectively.

Selling and marketing costs for fiscal 2008 increased to approximately $13.2 million from approximately $12.6 million in fiscal 2007, an increase of approximately $0.6 million or 5%. Foreign currency exchange rate changes increased selling and marketing expenses by $0.5 million. As a percent of sales, selling and marketing expenses were 6% for both fiscal 2008 and fiscal 2007.

Impairment Loss on Goodwill and Other Intangibles

The Company performs an impairment test on goodwill during the second quarter of each fiscal year. The Company performed an impairment test during the second quarter of fiscal 2008 and determined that there was no impairment to goodwill as of August 31, 2007. The impairment test in the previous fiscal year led to the determination that the carrying amount of goodwill exceeded its fair value in the Company’s Mexico, UK and US reporting units. This resulted in a non-cash impairment charge of $7.5 million being recorded in fiscal 2007.

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

Other Income / Expense

On May 4, 2007, the Company entered into agreements with Bon Tool Co., a US supplier of construction tools, equipment and decorative concrete products, for the sale of the business, inventory and certain intangible assets of the Company’s O’Tool operation, and the sublease of the warehouse space previously occupied by the O’Tool operation. The assets sold consist mainly of inventory with a cost of approximately $1.3 million at May 30, 2007. In fiscal 2008, the Company recorded a loss on the sale of the O’Tool business of less than $0.1 million as other expense.

On July 18, 2007, the Company entered into an asset purchase agreement with ParexLahabra, a manufacturer of premixed mortars for the construction industry, for the sales of the business, accounts receivable, inventory and certain intangible assets of the Company’s Stone Holdings operation. The sale proceeds were approximately $2.4 million. In fiscal 2008, the Company recorded a gain on the sale of the Stone Holdings operation of approximately $0.6 million as other income.

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

In connection with the disposition of the Company’s Holland operation in fiscal 2007 and one of its UK operations in 2008, the

Company receives royalty income in connection with the associated license and royalty agreement entered into with Estillon B.V. During fiscal 2008, the Company recorded royalty income of $0.2 million as other income.

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

For accounting purposes, the Company has historically recorded the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. Based on this methodology, a liability of $0.9 million was reported for the put warrants as of the end of fiscal 2007. As a result of the settlement, the Company reported a put warrant expense of $1.4 million in fiscal 2008. This compares with income of $1.4 million recorded in fiscal 2007 related to the revaluation of the put warrant liability. No further income or expense will be recorded related to this Warrant Agreement. For a more detailed discussion regarding the put warrants, see “Liquidity and Capital Resources”.

Interest Expense

Interest expense for the fiscal 2008 period was approximately $2.5 million compared to approximately $3.0 million in fiscal 2007. Interest expense decreased as a result of a reduction in average borrowings throughout the year to fund the Company’s acquisition debt and working capital needs, as well as lower interest rates during the fiscal 2008 period.

Income Taxes

The Company recorded a provision for income taxes in fiscal 2008 of approximately $3.5 million compared to approximately $0.6 million in fiscal 2007. The Company performed a detailed analysis under the guidelines of Statement of Financial Accounting Standards No. 109, which included a review of each subsidiaries’ financial results and projections and considers the likelihood that deferred tax assets will be recoverable from future taxable income and, to the extent that the Company believes that recoverability is not likely, establishes a valuation allowance. The Company does not realize a tax benefit or incur a tax provision associated with the accounting for the put warrant liability. Estimated tax rates are based upon the most recent effective tax rates available in every jurisdiction in which the Company operates.

The effective tax rate for fiscal 2008 was 62% due to the put warrant expense in the current year that provides no tax benefit, full valuation allowance taken on certain of the Company’s net operating losses, primarily in the UK and Mexico, and foreign tax rate differential.

Despite having a pre-tax loss in fiscal 2007, the Company recorded an income tax provision due to various permanent differences including approximately $2.4 million of goodwill impairment charges in the Domestic segment that are non deductible for tax purposes.

Net Income and Net Income, as Adjusted

Due to the reasons stated above the Company recorded net income of approximately $2.2 million or $0.61 per diluted share in fiscal 2008 compared to net loss of $5.8 million or $1.71 per diluted share in fiscal 2007. Net income adjusted for the change in the put warrant liability and other non-recurring items was $3.6 million or $1.00 per diluted share in fiscal 2008 compared to net loss of $0.2 million or $0.05 per diluted share in fiscal 2007.

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

The reconciliation of Net Income to Net Income Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items and Earnings Per Share Adjusted for the Change in the Put Warrant Liability and Other Non-Recurring Items is as follows (in thousands except for per share amounts):

	Year Ended
	February 29, 2008	February 28, 2007
Net income (loss), as reported (a)	$2,196	$(5,806	) *

Add back (deduct):
(Gain) loss on sale of businesses, net of tax	(346)	563
Impairment loss on goodwill and other intangible assets, net of tax	—	6,052
Realization of currency translation loss related to the disposition of certain assets and obligations of foreign subsidiary	323	478
Change in put warrant liability	1,439	(1,437)

Net income adjusted for the change in the put warrant liability and non-recurring items (b)	$3,612	$(150	) *

Earnings (loss) per share, as reported:
Basic ((a)/(c))	$0.63	$(1.71	) *
Diluted ((a)/(d))	$0.61	$(1.71	) *

Weighted average number of shares outstanding, as reported:
Basic (c)	3,435	3,411
Diluted (d)	3,588	3,411

Earnings per share adjusted for the change in the put warrant liability and non-recurring items:
Basic ((b)/(e))	$1.05	$(0.05	) *
Diluted ((b)/(f))	$1.00	$(0.05	) *

Weighted average number of shares outstanding as adjusted for the change in the put warrant liability and non-recurring items:
Basic (e)	3,435	3,411
Diluted (f)	3,588	3,411	*

*	Amounts revised. See Note D of Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Working capital increased to approximately $9.1 million, as of February 29, 2008 from approximately $4.8 million at February 28, 2007, an increase of approximately $4.3 million.

Net cash provided by operating activities during the fiscal 2008 period was approximately $7.2 million compared to approximately $4.9 million for the comparable fiscal 2007 period. The increase in cash flow from operating activities was primarily due to net income as adjusted for non-cash income statement items, which would include adjustments for depreciation, amortization, goodwill impairment, change in the fair value of the put warrant, and the gain on the sale of plant, equipment and businesses, increasing by $7.3 million in fiscal 2008 compared to fiscal 2007. In fiscal 2008, the reduction in accounts receivables provided cash of approximately $1.7 million that was partially offset by the use of cash to increase prepaid expense by $1.1 million and reduce accounts payable by $0.6 million.

Net cash provided by investing activities was approximately $1.1 million in fiscal 2008 compared to net cash used of approximately $0.7 million in fiscal 2007. The cash provided by investing activities in fiscal 2008 was comprised of proceeds from the sale of plant, equipment and businesses of approximately $4.0 million, partially offset by capital expenditures of $3.0 million, which consist mainly of the purchase of the Adelanto, California manufacturing and distribution facility.

Net cash used in financing activities was approximately $8.3 million in the fiscal 2008 period compared to approximately $4.1 million in the fiscal 2007 period. The change is primarily due to the settlement of the Company’s put warrant obligation for $2.3 million in fiscal 2008 and the repayment of acquisition and term debt of $6.2 million in fiscal 2008 compared to repayment of $4.7 million in fiscal 2007.

The Company has an asset based loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. The loan agreement expires in July 2008. Under the agreement, the Company is allowed to borrow up to $29 million under the revolving credit facility based on a formula for eligible accounts receivable and inventory. On April 26, 2007, the loan agreement was amended to make certain financial covenants from February 28, 2007 through July 2008 less restrictive and to increase the ability of the Company to borrow against eligible inventory of raw material and finished goods of the Company and certain subsidiaries. As of February 29, 2008, the term loan has an interest rate that ranges from Libor plus 2.13% to Libor plus 2.88%, while the revolver bears an interest rate that ranges from Libor plus 1.50% to Libor plus 2.25%. These loans are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At February 29, 2008 the rate was Libor (3.26%) plus 1.75% and the Company had borrowed approximately $22.0 million and had $4.3 million available for future borrowings under its revolving loan facility net of approximately $0.9 million in outstanding letters of credit. The loan agreement contains a subjective acceleration clause and lockbox arrangement; therefore, the borrowing under this agreement is classified as a current liability.

In May 2008, the Company amended its existing asset based loan agreement with two domestic institutions. The amendment extended the maturity date for the $29 million revolving credit facility and the mortgage on the Canadian facility to May 20, 2011. The amendment revises the loan agreement so that the loan agreement will no longer provide for the BV loan or term loan and will consist solely of the revolving credit loan and mortgage on the Canadian facility. The amendment also made the following modifications to the loan agreement: (i) all foreign subsidiaries other than Roberts Company Canada Limited were released as borrowers under the loan agreement, (ii) all foreign subsidiaries excluding all subsidiaries in Canada, the U.K., France, Australia and New Zealand executed negative pledge agreements, and (iii) the covenants relating to the maintenance of a minimum current ratio and a minimum tangible net worth were eliminated. The total amount available for borrowing under the revolving credit loan, the interest rates applicable to the borrowings outstanding and all other covenants under the loan agreement remain unchanged from the loan agreement, as amended by prior amendments.

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. In March 2007, this facility was amended to make the maximum permitted borrowing approximately $1.9 million of which $1.4 million was outstanding at February 29, 2008. The facility is considered a demand note and carries an interest rate of the Australian Commercial Bill Rate (8.14% as of February 29, 2008) plus 1.25%.

In connection with the purchase of the Company’s United Kingdom operations, a U.K. subsidiary of the Company entered into two financing arrangements with a U.K. financial institution. In January 2008, the Company replaced these facilities with an additional asset based loan agreement with a domestic financial institution to provide a revolving credit facility with a borrowing capacity of $3.5 million for the Company’s U.K. operations. The facility has a term that varies with the term of the Company’s other domestic revolving credit facility and bears an interest rate that ranges from Sterling Libor plus 1.50% to Sterling Libor plus 2.25%. This agreement is collateralized by substantially all of the Company’s UK operation’s assets and is guaranteed by the Company. The agreement similarly prohibits the Company’s U.K. operations from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures, and prohibits the payment of dividends. At February 29, 2008 the interest rate was Sterling Libor (5.60%) plus 2.00%, the Company’s U.K. operations had borrowed approximately $2.0 million under this facility and had $0.5 million available for future borrowing. The facility is considered a demand note.

Payable to Banks Under Term Loan Facilities

The Company has a term loan financing arrangement that provides for repayment of this facility at a rate of $0.2 million per month. At February 29, 2008, the interest rate was Libor (3.26%) plus 2.38% and the balance on the term note was $0.3 million.

In March 2007, the Company’s Australian subsidiary amended its payment facility by consolidating the then existing three term facilities into one three-year term facility. The subsidiary received approximately $1.4 million of additional financing under the amendment. The loan requires quarterly payments of AUD 0.2 million (US $0.2 million) for the first four installments and AUD 0.1 million (US $0.1 million) thereafter with a final balloon payment. The balance of this term note was US $1.4 million at February 29, 2008. The term loan is collateralized by substantially all of the assets of the subsidiary (approximately $12.6 million) as well as a parent company guaranty.

In July 2003, the Company refinanced its mortgage loan in Canada to finance the expansion of the Canadian physical facilities. As of February 29, 2008, the mortgage balance was $1.9 million and is amortized based on a 15-year period. The mortgage bears an interest rate of Libor (4.05% as of February 29, 2008) plus 2.00% and will mature in September 2008. The mortgage loan requires payments of less than $0.1 million per month. In May 2008, the Company entered into an agreement with its existing lenders to renew the Canadian mortgage for an additional three years. Although, the maturity date is within one year as at February 29, 2008, the Company continues to classify the mortgage as long term debt in accordance with Statement of Financial Accounting Standards No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” due to the May 2008 amendment to its loan agreement.

In February 2008, the Company entered into a mortgage agreement to finance its purchase of the manufacturing and distribution facility located in Adelanto, California. As of February 29, 2008, the mortgage balance is approximately $1.7 million and is amortized based on a 15-year period. The mortgage bears an interest rate of LIBOR (3.26% at February 29, 2008) plus 1.50% and will mature in February 2013. The mortgage loan requires principal payments of less than $0.1 million per month.

In connection with an acquisition during fiscal years 2000, the Company issued an unsecured note, which was amended on two occasions to extend the final $0.3 million due as of February 29, 2004 to October 10, 2009 with interest payable quarterly at 7%.

In connection with the August 2004 purchase of the assets of Tuplex Corporation, a flooring underlayment manufacturer in the United States, the Company issued a note to the seller in the amount of $0.8 million. The note requires an annual payment of $0.2 million over four years. Interest on the note accrues at 4% per year. At February 29, 2008, $0.2 million remains unpaid.

In connection with the acquisition of PRCI S.A. in November 2004, the Company issued a note to the related seller for approximately $1.1 million. The note is repayable in four equal annual installments beginning November 2005. Interest on the note accrues at the EURIBOR three month rate (4.38% at February 29, 2008) per year. Approximately $0.3 million was outstanding at February 29, 2008.

In May 2005, in connection with the acquisition of adhesives manufacturing assets, the Company issued a four-year, non-interest-bearing $4.0 million note due in annual installments of $1.0 million. The principal balance of the note is discounted at an imputed interest rate of 5.2%. In the fourth quarter of fiscal 2008, the Company paid approximately $1.7 million to settle the two remaining outstanding installments of $1.0 million each, which would become due in May 2008 and 2009. The company recorded a gain on the early extinguishment of this debt of approximately $0.2 million, net of any unamortized discount on the note. At February 29, 2008 this note was paid in full.

In November 2005, in connection with the acquisition of the Australian distributor of tools and flooring installation products, the Company issued a three-year, AUD 0.5 million note (approximately US $0.5 million) bearing interest at the Australian 180-day commercial bill rate (8.14% at February 29, 2008) due in semi-annual installments totaling approximately AUD 0.2 million per year. At February 29, 2008, $0.2 million remains unpaid.

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

For accounting purposes, the Company has historically recorded the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. Based on this methodology, a liability of $0.9 million was reported for the put warrants as of February 28, 2007. As a result of the settlement, the Company reported a put warrant expense of $1.4 million during fiscal 2008. No further income, expense or payments will be recorded related to this Warrant Agreement.

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

Impact of Inflation and Changing Prices

During fiscal 2007 and continuing through fiscal 2008, the Company experienced price increases in certain key commodities and components related to the purchase of raw materials and finished goods. The Company believes that its level of gross profit as a percent of net sales is affected by these increases. Other than the changes described, the effect of inflation on the Company’s operations has been minimal.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statements 157,” which delays the effective date of SFAS 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s operating income or net earnings.

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

In November 2007, the FASB issued FSP FAS 142-f, “Goodwill and Other Intangible Assets”. This proposed FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under FASB Statement No. 142, “Goodwill and Other Intangibles” (FAS 142). The FSP aims to improve the consistency between the useful life of an intangible asset as determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations”, and other applicable accounting literature. As a result of this FSP, entities generally will be able to align the assumptions used for valuing an intangible asset with those used to determine its useful life. This FSP will be effective for financial statements issued for fiscal years beginning after June 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, of this statement on its consolidated financial statements.

In December 2007, the FASB issued FAS No. 141(R) “Business Combinations”, which is effective for fiscal years beginning after December 15, 2008. This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. This pronouncement may impact the Company in the event that acquisitions are done in the future.

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. The Company does not expect that the adoption of this standard will have a significant impact on its consolidated financial statements.

Off Balance Sheet Arrangements

The Company is not involved in any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted on pages F-1 – F-30 of this Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the year ended February 29, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Lewis Gould, the Company’s Chief Executive Officer, and Stuart Fleischer, the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon the Company’s evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weaknesses in the Company’s internal control over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective as of February 29, 2008.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 29, 2008 based on criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

On performing this assessment, management identified the following material weaknesses:

•

Intercompany Accounts – A material weakness existed with the recording, reconciling and elimination of intercompany account balances between the Company’s Domestic and foreign subsidiaries and amongst the Company’s foreign subsidiaries.

•	Review of Foreign Operations – A material weakness existed with the local preparation and review of the financial results of certain of the Company’s foreign operations.

As a result of these material weaknesses in the Company’s internal control over financial reporting, the Company’s management concluded that its internal control over financial reporting, as of February 29, 2008, was not effective based on the criteria set forth by COSO in Internal Control - Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Management’s Plan for Remediation of Material Weaknesses

The Company has implemented and continues to implement various measures to address the identified material weaknesses and to improve the overall internal control over financial reporting. The following steps are planned for fiscal 2009 to remediate the conditions leading to the above stated material weaknesses:

•

Intercompany Accounts – (i) develop and implement standardized policy and procedure for the recording of inter-company transactions, (ii) identify, procure and implement an appropriate technology to record, match and track intercompany transactions, (iii) complete timely reconciliation of all intercompany accounts, and (iv) record in a timely manner the foreign currency translation and exchange rate gains or losses related to intercompany accounts.

•

Review of Foreign Operations – (i) use of a comprehensive, standard financial close disclosure checklist, (ii) provide additional training to financial personnel at the Company’s foreign subsidiaries, and (iii) implement an internal review function over all foreign operations coordinated through the Company’s corporate office.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended February 29, 2008 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors and officers is incorporated by reference from the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed no later than 120 days after February 29, 2008.

Item 11.	Executive Compensation

Information required by this item regarding compensation of officers and directors is incorporated by reference from the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed no later than 120 days after February 29, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed no later than 120 days after February 29, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference from the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed no later than 120 days after February 29, 2008.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference from the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed no later than 120 days after February 29, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

1. and 2. The financial statements and financial statement schedule filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

3. For Exhibits see Item 15(b), below.

(b)	List of Exhibits:

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation (1)

2.2	Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc.(2)

3.1	Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Bylaws of the Company (12)

3.3	Form of Indemnification Agreement executed by Officers and Directors of the Company (1)

4.1	Form of specimen certificate for Common Stock of the Company (1)

9	Voting Trust Agreement, dated August 3, 1996, by and between Lewis Gould and Susan J. Gould(1)

10.1	Q.E.P. Co., Inc. Omnibus Stock Plan of 1996, as amended on July 9, 2004 (7)+

10.2	Employment Agreement dated May 1, 2002 by and between Lewis Gould and the Company. (3)+

10.7	Second Amended and Restated Loan Agreement dated November 14, 2002, by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (3)

10.8	Form of Term Note, Domestic Advances Note, Foreign Advances Note and B.V. Note executed in connect with Second Amended and Restated Loan Agreement dated November 14, 2002. (3)

10.9	Agreement by the Company and Lewis Gould, dated May 12, 2003. (4)+

10.10	Agreement between the Company and Valfin, SA dated September 23, 2004. (6)

10.11	Liability and Asset Guarantee between Company and Valfin, SA dated September 23, 2004. (6)

10.12	QEP Executive Deferred Compensation Plan effective December 15, 2004.(8) +

10.13	Trust under the QEP Executive Deferred Compensation Plan dated December 27, 2004. (8)

10.14	Fourth Amendment and Waiver Agreement dated March 31, 2005 by and among the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (9)

10.16	Fifth Amendment and Waiver Agreement dated June 14, 2005 by and between the Company, its subsidiaries, Fleet Capital Corporation, HSBC Bank USA and Fleet Capital Corporation, as agent. (9)

10.17	Form of Term Notes, Amended and Restated Domestic Advances Note and Debenture executed in connect with Fourth Amendment and Waiver Agreement dated March 31, 2005. (9)

10.20	Seventh Amendment and Waiver Agreement dated June 1, 2006 by and among the Company, certain affiliates of the Company, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA. (10)

10.21	Employment Letter Agreement, dated July 14, 2006, between Stuart Fleischer and Q.E.P. Co., Inc. (11) +

10.22	Ninth Amendment and Waiver Agreement dated April 26, 2007 by and among the Company, certain affiliates of the Company, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, as successor-by-merger to HSBC Bank USA, and Bank of America, N.A., as agent. (13)

10.23	Employment Letter Agreement, dated November 9, 2007, between Lawrence P. Levine and Q.E.P. Co., Inc. (14) +

10.24	Eleventh Amendment Agreement dated May 21, 2008 by and among the Company, certain affiliates of the Company, Bank of America N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association as successor-by-merger to HSBC Bank USA, and Bank of America as agent. (15)

14.1	Code of Ethics for Senior Financial Officers. (5)

21	Subsidiaries of the Company. (15)

23	Consent of Independent Registered Public Accountants. (15)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

(1)	Filed with the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-07477) filed with the Securities and Exchange Commission, and incorporated herein by reference.
(2)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 13, 2003, and incorporated herein by reference.
(4)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 28, 2003, and incorporated herein by reference.
(5)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2004, and incorporated herein by reference.
(6)	Filed with the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on September 27, 2004, and incorporated herein by reference.
(7)	Filed with the Company’s Quarterly Report herein on Form 10-Q filed with the Securities and Exchange Commission on October 14, 2004, and incorporated herein by reference.
(8)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 1, 2005, and incorporated herein by reference.
(9)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2005, and incorporated herein by reference.
(10)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2006 and incorporated herein by reference.
(11)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 23, 2006 and incorporated herein by reference.
(12)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2007 and incorporated herein by reference.
(13)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2007 and incorporated herein by reference.
(14)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 14, 2008 and incorporated herein by reference.
(15)	Filed herewith.
+	Management contracts or compensatory plans or arrangements.

(c)	The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, State of Florida, on May 29, 2008.

Q.E.P. CO., INC.

By:	/s/ Lewis Gould
Lewis Gould
Chairman and Chief Executive Officer
May 29, 2008

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

/s/ Lewis Gould	Chairman and Chief Executive Officer	May 29, 2008
Lewis Gould	(Principal Executive Officer)

/s/ Stuart F. Fleischer	Chief Financial Officer	May 29, 2008
Stuart F. Fleischer	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Emil Vogel	Director	May 29, 2008
Emil Vogel

/s/ David W. Kreilein	Director	May 29, 2008
David Kreilein

/s/ Leonard Gould	Director	May 29, 2008
Leonard Gould

/s/ Robert Walters	Director	May 29, 2008
Robert Walters

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Q.E.P. Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Q.E.P. Co., Inc. (a Delaware Corporation) and Subsidiaries as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q.E.P. Co., Inc. and Subsidiaries as of February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note B to the consolidated financial statements, effective March 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No 48, “Accounting for Uncertainty in Income Taxes”. Also as discussed in Note B to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of March 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

/s/ GRANT THORNTON LLP

Miami, Florida

May 29, 2008

Q.E.P. CO., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par values)

	February 29, 2008	February 28, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$949	$822
Accounts receivable, less allowance for doubtful accounts of approximately $431 and $354 as of February 29, 2008 and February 28, 2007, respectively	32,543	34,491
Inventories (Note G)	26,496	27,042
Prepaid expenses and other current assets	2,505	1,349
Deferred income taxes (Note M)	754	1,299

Total current assets	63,247	65,003

Property and equipment, net (Note H)	7,851	6,770
Deferred income taxes, net (Note M)	1,787	2,764
Goodwill (Note I)	9,685	9,563
Other intangible assets, net (Note I)	2,717	2,831
Other assets	339	225

Total Assets	$85,626	$87,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$15,968	$18,037	*
Accrued liabilities	11,690	9,769	*
Lines of credit (Note J)	24,537	27,405
Current maturities of long term debt (Note J)	1,977	4,085
Put warrant liability (Note J)	—	861

Total current liabilities	54,172	60,157	*

Notes payable (Note J)	4,472	2,398
Other long-term debt (Note J)	250	2,551
Other long-term liabilities	377	—

Total Liabilities	59,271	65,106	*

Commitments and Contingencies (Note K)	—	—

SHAREHOLDERS’ EQUITY
Preferred stock; 2,500 shares authorized, $1.00 par value; 337 shares issued and outstanding at February 29, 2008 and February 28, 2007 (Note O)	337	337
Common stock; 20,000 shares authorized, $.001 par value; 3,528 shares and 3,523 shares issued, and 3,433 shares and 3,440 shares outstanding at February 29, 2008 and February 28, 2007, respectively	3	3
Additional paid-in capital	10,154	9,981
Retained earnings	16,574	14,770	*
Treasury stock; 95 and 83 shares held at cost at February 29, 2008 and February 28, 2007, respectively (Note O)	(756)	(639)
Accumulated other comprehensive income (loss)	43	(2,402)

	26,355	22,050	*

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,626	$87,156

*	Amounts revised. See Note D to the Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended
	February 29, 2008	February 28, 2007
Net sales (Note F)	$217,505	$216,006
Cost of goods sold	154,684	156,658	*

Gross profit	62,821	59,348	*

Costs and expenses:
Shipping	23,037	23,577
General and administrative	18,051	19,355
Selling and marketing	13,166	12,581
Impairment loss on goodwill and other intangibles	—	7,520
Other expense (income), net	(1,118)	(43)

Total costs and expenses	53,136	62,990

Operating income (loss)	9,685	(3,642	) *

Change in put warrant liability (Note J)	(1,439)	1,437
Interest expense, net	(2,538)	(2,977)

Income (loss) before provision for income taxes	5,708	(5,182	) *

Provision for income taxes (Note M)	3,512	624	*

Net income (loss)	$2,196	$(5,806	) *

Net income (loss) per share:
Basic	$0.63	$(1.71	) *

Diluted	$0.61	$(1.71	) *

Weighted average number of common shares outstanding
Basic	3,435	3,411

Diluted	3,588	3,411

*	Amounts revised. See Note D to the Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at Feb 28, 2006	336,660	$337	3,458,341	$3	$9,539	$21,205	$(3,524)	$(543)	$27,017	$(68)

Cumulative effect of adjustments resulting from the adoption of SAB 108, net of tax						(607)			(607)

Adjusted balance at Feb 28, 2006	336,660	$337	3,458,341	$3	$9,539	$20,598	$(3,524)	$(543)	$26,410

Net loss						(5,806)			(5,806)	$(5,806	) *
Foreign currency translation adjustment							644		644	644
Realized foreign currency translation adjustment							478		478	478
Stock option expense					145				145
Purchase of Treasury Stock								(96)	(96)
Issuance of stock in connection with the exercise of stock options			65,000	—	297				297
Dividends						(22)			(22)

Balance at Feb 28, 2007	336,660	$337	3,523,341	$3	$9,981	$14,770	$(2,402)	$(639)	$22,050	$(4,684	) *

Cumulative effect of adjustments resulting from the adoption of FIN 48						(370)			(370)

Adjusted balance at Feb 28, 2007	336,660	$337	3,523,341	$3	$9,981	$14,400	$(2,402)	$(639)	$21,680		*

Net income						2,196			2,196	$2,196
Foreign currency translation adjustment							2,122		2,122	2,122
Realized foreign currency translation adjustment							323		323	323
Stock option expense					139				139
Purchase of Treasury Stock								(117)	(117)
Issuance of stock in connection with the exercise of stock options			5,000	—	34				34
Dividends						(22)			(22)

Balance at Feb 29, 2008	336,660	$337	3,528,341	$3	$10,154	$16,574	$43	$(756)	$26,355	$4,641

*	Amounts revised. See Note D to the Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net income (loss)	$2,196	$(5,806	) *

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,089	2,568
Impairment loss on goodwill and other intangibles	—	7,520
Change in fair value of put warrant liability (Note J)	1,439	(1,437)
Write-off of accumulated foreign translation adjustment	323	478
Bad debt expense	284	313
Gain on sale of plant and equipment	(135)	—
Gain on sale of businesses	(547)	—
Stock-based compensation expense	244	171
Deferred income taxes (Note M)	1,522	(3,657)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,708	(1,256)
Inventories	(254)	7,355
Prepaid expenses	(1,126)	2,381
Other assets	115	(78)
Trade accounts payable and accrued liabilities	(646)	(3,693	) *

Net cash provided by operating activities	7,212	4,859

Cash flows from investing activities:
Capital expenditures	(2,981)	(730)
Proceeds from sales of equipment	244	—
Proceeds from sales of businesses	3,801	—

Net cash provided by (used in) investing activities	1,064	(730)

Cash flows from financing activities:
Net borrowings under lines of credit (Note J)	(3,202)	443
Borrowings of long term debt (Note J)	3,509	—
Repayments of notes payable (Note J)	(3,218)	(2,771)
Repayments of acquisition debt (Note J)	(2,948)	(1,885)
Settlement of put warrant liability (Note J)	(2,300)	—
Purchase of treasury stock	(120)	(120)
Proceeds from exercise of stock options	34	297
Dividends	(22)	(22)

Net cash used in financing activities	(8,267)	(4,058)

Effect of exchange rate changes on cash	118	(101)

Net increase (decrease) in cash	127	(30)
Cash and cash equivalents at beginning of year	822	852

Cash and cash equivalents at end of year	$949	$822

*	Amounts revised. See Note D to the Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – DESCRIPTION OF BUSINESS

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation

The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly owned subsidiaries, after eliminating all significant inter-company accounts and transactions.

2.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $0.9 million and $0.8 million of foreign balances as of February 29, 2008 and February 28, 2007, respectively.

3.	Accounts Receivable

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

4.	Inventories

Inventories are stated at the lower of standard cost or market, which approximates first-in, first-out or net realizable value.

5.	Property and Equipment

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

7.	Impairment of Long-Lived Assets

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, or FAS 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.

FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not “ threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

9.	Leases

Leases which meet certain criteria are classified as capital leases. For such leases, assets and obligations are recorded initially at the present value of the contractual lease payments. The capitalized leases are amortized using the straight-line method over the shorter of the assets’ estimated economic lives or the term of the lease. Interest expense relating to the lease liabilities is recorded to affect a constant rate of interest over the terms of the obligations. Leases not meeting capitalization criteria are classified as operating leases and related rentals are charged to expense as incurred.

10.	Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. As of the current date, however, no options have been issued at a discount to market price. The Company adopted SFAS 123(R), “Share-Based Payments”, in the first quarter of fiscal 2007. In accordance with the provisions of SFAS 123(R), the Company has recognized compensation expense related to outstanding stock options that vested in fiscal 2007 and 2008.

No stock options were granted in fiscal 2008. The weighted average fair value at date of grant for options granted during fiscal 2007 was $2.78 per option. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the weighted average assumptions for grants noted in the table below. Expected volatility is based on the historical volatility of the Company’s stock. The expected lives of the options represents the period that the options granted are expected to be outstanding and was calculated based on historical averages. The risk free rate is based on the yield curve of a zero coupon U.S. Treasury bond. The Company does not expect to pay a dividend on common stock.

2007
Expected stock price volatility	39.3%

Expected lives of options:
Directors and officers	4.2 years
Employees	4.2 years
Risk-free interest rate	4.8%
Expected dividend yield	0.0%

11.	Earnings Per Share

Basic earnings per share is computed based on weighted average shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of the dilutive effect of stock options and warrant common stock equivalents.

12.	Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the indicated fair values of financial instruments:

Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

Trade accounts receivable and payable: The carrying amount approximates fair value due to the short maturity of these instruments.

Short term debt: The carrying amount approximates fair value due to the short maturity of these instruments.

Long term debt: The fair value of the Company's borrowings approximates the carrying value based on current rates offered to the Company for similar debt.

13.	Foreign Currencies

The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in general and administrative expenses. In fiscal 2008, a gain of $0.1 million was recorded on foreign currency transactions, which included a net loss of $0.3 million for the write-off of the accumulated foreign currency translation associated with the disposition of one of the Company’s UK operations (see Note C). A net loss of $0.4 million was recorded in fiscal 2007 for foreign currency transactions.

14.	Revenue Recognition

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

The Company accounts for upfront consideration given to customers as a reduction to revenue in accordance with EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Where the Company has an agreement with the customer in which the Company expects to receive a benefit from the incentive over time and the Company can control the benefit through a legally enforceable contract, the incentive is recorded as a deferred cost and is amortized as a reduction to revenue over the term of the agreement. Otherwise, the incentive is recorded as a reduction to revenue at the earlier of the Company making payment or incurring an obligation to the customer. The Company evaluates the recoverability of incentives recorded as a deferred cost on a quarterly basis. Prepaid expenses and other current assets include $0.7 million of deferred customer incentives as of February 29, 2008.

15.	Shipping and Handling Costs

Shipping and handling costs are classified as a separate operational expense on the accompanying Consolidated Statements of Operations. Shipping costs billed to customers are included in sales.

16.	Advertising Costs

Advertising costs are expensed as incurred and totaled $0.1 million and $0.2 million for the year ended February 29, 2008 and February 28, 2007, respectively. These costs are recorded in selling and marketing expenses and primarily consist of advertisement in trade publications.

Advertising allowances are expensed as incurred and totaled $4.1 million and $3.7 million for the year ended February 29, 2008 and February 28, 2007, respectively. The majority of these allowances were paid to the Company’s two largest customers. In return, the Company receives and tracks the advertising in various forms of media of its products on a local, regional and national level. These retailers also display the Company’s products on in-store signage and sends advertising of the Company’s products directly to its professional contractor customers. The Company is not able to reasonably estimate the fair value of the benefit received under these arrangements. Accordingly, consistent with the guidance under Emerging Issues Task Force 01-9,

“Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)”, the Company accounts for these promotional funds as a reduction to the selling price and the costs are netted against gross sales.

17.	Adoption of SAB No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and therefore was effective for the Company in fiscal 2007. In accordance with SAB No. 108, the cumulative effect of the initial application of SAB No. 108 was reported in the carrying amount of assets and liabilities, with the offsetting balance to retained earnings. Upon adoption, the Company recorded as of March 1, 2006, a decrease in inventory of $0.8 million for excess capitalized inventory costs, a decrease in accrued liabilities, inclusive of income tax, of $0.2 million for various obligations and a decrease in retained earnings of $0.6 million to correct for errors arising prior to fiscal 2007 that were considered immaterial under the Company’s previous method of evaluating materiality.

18.	Use of Estimates

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

19	Comprehensive Income (Loss)

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

NOTE C – SALE OF BUSINESSES

On May 4, 2007, the Company entered into agreements with Bon Tool Co., a US supplier of construction tools, equipment and decorative concrete products, for the sale of the business, inventory and certain intangible assets of the Company’s O’Tool operation, and the sublease of the warehouse space previously occupied by the O’Tool operation. Proceeds for the sale are required to be paid over a period of one year, subject to specified minimum and maximum payments, based on the gross margin realized by the purchaser upon the sale of purchased inventory. The sale proceeds are collateralized by a first priority lien on unsold inventory. The assets sold consist mainly of inventory with a cost of approximately $1.3 million at May 31, 2007. During fiscal 2008, the Company recorded a loss on the sale of the O’Tool operation of $0.1 million, which is recorded in other expense. This transaction was not disclosed as a discontinued operation due to the immateriality of the transaction to the Company’s overall operation.

On July 18, 2007, the Company entered into an asset purchase agreement with ParexLahabra, a manufacturer of premixed mortars for the construction industry, for the sales of the business, accounts receivable, inventory and certain intangible assets of the Company’s Stone Holdings operation. The sale proceeds were approximately $2.4 million in cash and the Company recorded a gain on the sale of the Stone Holdings operation of approximately $0.6 million in fiscal 2008, which is recorded in other income. This transaction was not disclosed as a discontinued operation due to the immateriality of the transaction to the Company’s overall operation.

In fiscal 2007, the Company entered into a license and royalty agreement with Estillon B.V., a European supplier of carpet specialty tools, granting Estillon the rights to manufacture, market and distribute products using the Company’s Roberts® and Smoothedge® brand names to customers, other than mass merchants, within certain continental European countries. On October 24, 2007, the Company expanded its license and royalty agreement with Estillon B.V to include Great Britain and Ireland. At the same time, additional agreements were executed with Estillon whereby Estillon purchased inventory and accounts receivable from the Company in exchange for cash. The Company recorded a charge of $0.3 million for the write-off of the Roberts UK‘s accumulated foreign currency translation adjustment during fiscal 2008, which is recorded in general and administrative expenses. This transaction did not qualify for treatment as a discontinued operation due to the Company’s continued involvement in the market through the license and royalty agreement. For fiscal 2008, the Company recorded royalty income of $0.2 million in other income related to the arrangement with Estillion in continental Europe.

NOTE D – REVISION OF PRIOR PERIOD AMOUNTS

During the fourth quarter of fiscal 2008, the Company discovered an accounting error at one of the Company’s foreign subsidiaries relating to the accrual for trade accounts payable which caused cost of goods sold to be understated and the related tax expense to be overstated in fiscal 2007 by $0.3 million and $0.1 million, respectively. This error had no impact on the previously reported cash flows from operating, financing or investing activities, and is considered immaterial to the Company’s previously reported results of operations for fiscal 2007. However, since the cumulative impact of this error would be material to the results of operations for fiscal 2008, the Company applied the guidance of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This guidance requires that the prior period financial statements be corrected, even though the revision was immaterial to the prior period financial statements.

Based on SAB 108, the prior period income statement and balance sheet amounts have been corrected to include the following adjustments (in thousands):

	Cost of Goods Sold			Income Tax Provision			Net Income
	Reported	Adjustment	Revised	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Fiscal 2007	$156,326	$332	$156,658	$723	$(99)	$624	$(5,573)	$(233)	$(5,806)

	Accounts Payable			Accrued Liabilities			Retained Earnings
	Reported	Adjustment	Revised	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Fiscal 2007	$17,705	$332	$18,037	$9,868	$(99)	$9,769	$15,003	$(233)	$14,770

The statement of cash flows has been corrected to include the following adjustments (in thousands):

	Change in Accounts Payable and Accrued Liabilites			Net Cash Provided by Operating Activities
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Fiscal 2007	$(3,926)	$233	$(3,693)	$4,859	$—	$4,859

NOTE E – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. There were 0.1 million and 0.7 million common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive in fiscal 2008 and fiscal 2007, respectively. The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	Year Ended
	February 29, 2008	February 28, 2007
Weighted average number of common shares outstanding - basic	3,435	3,411
Dilution from stock options and warrants	153	—

Weighted average number of common shares outstanding - diluted	3,588	3,411

NOTE F – SEGMENT INFORMATION

The Company operates in five business segments: Domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment, except Canada, which is managed by members of the Domestic segment’s senior management team, being the responsibility of a segment manager. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of operations in the UK, France and Holland. The Australia/New Zealand segment is made up of operations in Australia and New Zealand. The Other segment is made up of operations in Latin America and Asia. Segment results were as follows (in thousands):

	Year Ended
	2008	2007
Revenues
Domestic	$143,762	$148,687
Canada	23,909	21,029
Europe	19,682	20,945
Australia/New Zealand	26,795	22,334
Other	3,357	3,011

	$217,505	$216,006

Operating income (loss)
Domestic	$7,054	$(3,012)
Canada	3,864	2,556
Europe	(1,389)	(2,816)
Australia/New Zealand	792	662	*
Other	(636)	(1,032)

Subtotal	9,685	(3,642	) *

Change in put warrant liability	(1,439)	1,437
Interest income	21	—
Interest expense	(2,559)	(2,977)

Income (loss) before provision for income taxes	$5,708	$(5,182	) *

*	Amounts revised. See Note D.

	Year Ended
	2008	2007
Depreciation expense
Domestic	$778	$1,057
Canada	483	461
Europe	136	221
Australia/New Zealand	320	305
Other	49	41

	$1,766	$2,085

	February 29, 2008	February 28, 2007
Total assets
Domestic	$49,949	$53,779
Canada	9,594	8,319
Europe	9,943	10,862
Australia/New Zealand	13,499	11,768
Other	2,641	2,428

	$85,626	$87,156

	Year Ended
	2008	2007
Capital expenditures
Domestic	$2,674	$197
Canada	16	21
Europe	64	3
Australia/New Zealand	179	394
Other	48	115

	$2,981	$730

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

NOTE G – INVENTORIES

Inventories consisted of the following (in thousands):

	February 29, 2008	February 28, 2007
Raw materials and work-in-process	3,891	4,703
Finished goods	22,605	22,339

	26,496	27,042

NOTE H – PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	February 29, 2008	February 28, 2007
Machinery and warehouse equipment	8,551	9,069
Office furniture, equipment and computer equipment	7,975	8,735
Building and leasehold improvements	7,209	4,668

	23,735	22,472
Less: Accumulated depreciation and amortization	(15,884)	(15,702)

	7,851	6,770

On September 28, 2007, the Company purchased a manufacturing and distribution facility situated on 5.8 acres of land in the City of Adelanto, San Bernardino County, California. The Company’s previous distribution operation in Henderson, Nevada, was relocated to the Adelanto facility in January 2008. The Company paid approximately $2.0 million for the Adelanto facility. The purchase price and other related costs, which totaled $0.1 million, were allocated to land, building and machinery in the amounts of $0.4 million, $1.3 million and $0.4 million, respectively.

Depreciation expense of property and equipment was $1.8 million and $2.1 million for fiscal 2008 and 2007, respectively. Amortization of assets recorded under capital leases is included in depreciation expense.

NOTE I – INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS No. 142"), intangible assets with definite lives are amortized while intangibles with indefinite lives, such as goodwill, are tested annually for impairment or when events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an impairment test on goodwill during the second quarter of each fiscal year. The Company performed an impairment test during the second quarter of fiscal 2008 and determined that there was no impairment to goodwill. The impairment test in fiscal 2007 resulted in an impairment charge of $7.5 million. The Company will continue to assess the impairment of goodwill and other assets in accordance with SFAS No. 142 in the future. If the Company’s operating performance and resulting cash flows in the future are less than expected, an additional impairment charge could be incurred which may have a material impact on the Company’s results of operations.

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance on February 28, 2006	$16,799
Additions to goodwill	—
Goodwill impairment	(7,457)
Translation adjustments	221

Balance on February 28, 2007	9,563
Additions to goodwill	—
Reductions to goodwill due to sale of businesses	(423)
Translation adjustments	545

Balance on February 29, 2008	$9,685

All other intangible assets are subject to amortization. The total balance of intangible assets is classified as follows (in thousands):

		February 29, 2008			February 28, 2007
	Weighted Avg Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	20	3,081	(1,165)	1,916	3,007	(986)	2,021

Other intangibles	5	1,419	(618)	801	1,303	(493)	810

		$4,500	$(1,783)	$2,717	$4,310	$(1,479)	$2,831

The balance of goodwill by segment as of February 29, 2008 is as follows: Domestic $6.5 million, Canada $1.0 million, Europe $0.4 million and Australia/New Zealand $1.8 million. No goodwill remains in the Other segment.

Other intangibles include customer lists, non-compete agreements, patents and financing fees. Amortization expense of $0.3 million was recorded related to intangible assets in both fiscal 2008 and fiscal 2007. The following table provides information regarding estimated amortization expense for each of the following years ending February 28 or 29 (in thousands):

2009	$287
2010	247
2011	229
2012	228
2013	202
Thereafter	1,524

$2,717

NOTE J – DEBT AND PUT WARRANT LIABILITY

Total debt consists of the following (in thousands):

	February 29, 2008	February 28, 2007
Payable to banks under revolving credit facilities	$24,537	$27,405
Payable to banks under term loan credit facilities	1,748	3,087
Payable to banks under mortgage agreements	3,561	1,730
Acquisition notes payable	975	4,042
Other debt, including capital leases	415	175

	$31,236	$36,439
Less current installments	26,514	31,490

Long Term Debt	$4,722	$4,949

Payable to banks under revolving credit facilities

The Company has an asset based loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. The loan agreement expires in July 2008. Under the agreement, the Company is allowed to borrow a maximum of $29 million under the revolving credit facility based on a formula for eligible accounts receivable and inventory. On April 26, 2007, the loan agreement was amended to make certain financial covenants less restrictive from February 28, 2007 through July 2008 and to increase the ability of the Company to borrow against eligible inventory of raw material and finished goods of the Company and certain subsidiaries. As of February 29, 2008, the term loan has an interest rate that ranges from Libor plus 2.13% to Libor plus 2.88%, while the revolver bears an interest rate that ranges from Libor plus 1.50% to Libor plus 2.25%. These loans are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. At February 29, 2008 the rate was Libor (3.26%) plus 1.75% and the Company had borrowed approximately $22.0 million and had $4.3 million available for future borrowings under its revolving loan facility net of approximately $0.9 million in outstanding letters of credit. The loan agreement contains a subjective acceleration clause and lockbox arrangement; therefore, the borrowing under this agreement is classified as a current liability.

In May 2008, the Company amended its existing asset based loan agreement with two domestic institutions. The amendment extended the maturity date for the $ 29 million revolving credit facility and the mortgage on the Canadian facility to May 20, 2011. The amendment revises the loan agreement so that the loan agreement will no longer provide for the BV loan or term loan and will consist solely of the revolving credit loan and mortgage on the Canadian facility. The amendment also made the following modifications to the loan agreement: (i) all foreign subsidiaries other than Roberts Company Canada Limited were released as borrowers under the loan agreement, (ii) all foreign subsidiaries excluding all subsidiaries in Canada, the U.K., France, Australia and New Zealand executed negative pledge agreements, and (iii) the covenants relating to the maintenance of a minimum current ratio and a minimum tangible net worth were eliminated. The total amount available for borrowing under the revolving credit loan, the interest rates applicable to the borrowings outstanding and all other covenants under the loan agreement remain unchanged from the loan agreement, as amended by prior amendments.

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. In March 2007, this facility was amended to make the maximum permitted borrowing approximately $1.9 million of which $1.4 million was outstanding at February 29, 2008. The facility is considered a demand note and carries an interest rate of the Australian Commercial Bill Rate (8.14% as of February 29, 2008) plus 1.25%.

A U.K. subsidiary of the Company entered into two financing arrangements with a U.K. financial institution. In January 2008, the Company replaced these facilities with an additional asset based loan agreement with a domestic financial institution to provide a revolving credit facility with a borrowing capacity of $3.5 million for the Company’s U.K. operations. The facility has a term that varies with the term of the Company’s other domestic revolving credit facility and bears an interest rate that ranges from Sterling Libor plus 1.50% to Sterling Libor plus 2.25%. This agreement is collateralized by substantially all of the Company’s UK operation’s assets and is guaranteed by the Company. The agreement similarly prohibits the Company’s U.K. operations from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures, and prohibits the payment of dividends. At February 29, 2008 the interest rate was Sterling Libor (5.60%) plus 2.00%. The Company’s U.K. operations had borrowed approximately $2.0 million under this facility and had $0.5 million available for future borrowing. The facility is considered a demand note.

Payable to Banks Under Term Loan Facilities

The Company has a term loan financing arrangement under the asset based loan agreement that provides for repayment of this facility at a rate of $0.2 million per month. At February 29, 2008 the interest rate was Libor (3.26%) plus 2.38% and the balance on the term note was $0.3 million.

In March 2007, the Company’s Australian subsidiary amended its payment facility by consolidating the then existing three term facilities into one three-year term facility. The subsidiary received approximately $1.4 million of additional financing under the amendment. The loan requires quarterly payments of AUD 0.2 million (US $0.2 million) for the first four installments and AUD 0.1 million (US $0.1 million) thereafter with a final balloon payment. The balance of this term note was US $1.4 million at February 29, 2008. The term loan is collateralized by substantially all of the assets of the subsidiary (approximately $12.6 million) as well as a parent company guaranty.

Payable to a Bank Under Mortgage Agreements

In July 2003, the Company refinanced its mortgage loan in Canada to finance the expansion of the Canadian physical facilities. As of February 29, 2008, the mortgage balance was $1.9 million and is amortized based on a 15-year period. The mortgage bears an interest rate of Libor (4.05% as of February 29, 2008) plus 2.00% and will mature in September 2008. The mortgage loan requires payments of less than $0.1 million per month. In May 2008, the Company entered into an agreement with its existing lenders to renew the Canadian mortgage for an additional three years. Although, the maturity date is within one year as of February 29, 2008, the Company continues to classify the mortgage as long term debt in accordance with Statement of Financial Accounting Standards No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” ” due to the May 2008 amendment to its loan agreement.

In February 2008, the Company entered into a mortgage agreement to finance its purchase of the manufacturing and distribution facility located in Adelanto, California. As of February 29, 2008, the mortgage balance is approximately $1.7 million and is amortized based on a 15-year period. The mortgage bears an interest rate of LIBOR (3.26% at February 29, 2008) plus 1.50% and will mature in February 2013. The mortgage loan requires principal payments of less than $0.1 million per month.

Acquisition Notes Payable

In connection with an acquisition during fiscal years 2000, the Company issued an unsecured note, which was amended on two occasions to extend the final $0.3 million due as of February 29, 2004 to October 10, 2009 with interest payable quarterly at 7%.

In connection with the August 2004 purchase of the assets of Tuplex Corporation, a flooring underlayment manufacturer in the United States, the Company issued a note to the seller in the amount of $0.8 million. The note requires an annual payment of $0.2 million over four years. Interest on the note accrues at 4% per year. At February 29, 2008, $0.2 million remains unpaid.

In connection with the acquisition of PRCI S.A. in November 2004, the Company issued a note to the related seller for approximately $1.1 million. The note is repayable in four equal annual installments beginning November 2005. Interest on the note accrues at the EURIBOR three month rate (4.38% at February 29, 2008) per year. Approximately $0.3 million was outstanding at February 29, 2008.

In May 2005, in connection with the acquisition of adhesives manufacturing assets, the Company issued a four-year, non-interest-bearing $4.0 million note due in annual installments of $1.0 million. The principal balance of the note is discounted at an imputed interest rate of 5.2%. In the fourth quarter of fiscal 2008, the Company paid approximately $1.7 million to settle the two remaining outstanding installments of $1.0 million each, which would become due in May 2008 and 2009. The company recorded a gain on the early extinguishment of this debt in other income of approximately $0.2 million, net of any unamortized discount on the note. At February 29, 2008 this note was paid in full.

In November 2005, in connection with the acquisition of the Australian distributor of tools and flooring installation products, the Company issued a three-year, AUD 0.5 million note (approximately US $0.5 million) bearing interest at the Australian 180-day commercial bill rate (8.14% at February 29, 2008) due in semi-annual installments totaling approximately AUD 0.2 million per year. At February 29, 2008, $0.2 million remains unpaid.

Put Warrant Liability

In connection with a subordinated loan agreement between the Company and HillStreet Fund, L.P. (“HillStreet”), entered into on April 5, 2001, the Company issued 325,000 10-year warrants (the “put warrants”) at an exercise price of $3.63 per share. When the put warrants are put to the Company, the Company is required to pay the holder of the put warrants in cash in accordance with the put warrant agreement. The payment is based on the determination of the Company's entity value, which is defined in the warrant agreement as the greatest of: (1) the fair market value of the Company established as of a capital transaction or public offering; (2) a formula value based on a multiple of the trailing twelve month EBITDA; or (3) an appraised value as if the Company was sold as a going concern.

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

For accounting purposes, the Company has historically recorded the put warrant liability by calculating the difference between the closing stock price at the end of a reporting period and the exercise price of $3.63 per share multiplied by the 325,000 warrants outstanding. Based on this methodology, a liability of $0.9 million was reported for the put warrants as of February 28, 2007. As a result of the settlement, the Company reported a put warrant expense of $1.4 million during fiscal 2008. No further income, expense or payments will be recorded related to this Warrant Agreement.

The aggregate maturities of all debt maturing during each of the next five years as of February 29, 2008, is as follows (in thousands):

2009	$26,514
2010	1,116
2011	810
2012	1,530
2013	1,254
Thereafter	12

Total	31,236
Less current portion	26,514

Total	$4,722

Interest paid for all debt was $2.7 million and $3.0 million in fiscal 2008 and 2007, respectively.

There were approximately $0.4 million and $0.2 million, respectively, outstanding under capital lease arrangements at the end of fiscal 2008 and fiscal 2007 respectively. The assets purchased under capital leases are composed primarily of manufacturing equipment and the latest maturity date on the final lease is October 2012.

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

The Company conducts its operations from various leased facilities. Future minimum payments under non-cancelable operating leases consist of the following in fiscal years ending after February 29, 2008 (in thousands):

2009	$2,045
2010	1,683
2011	1,311
2012	754
2013	770

Total	$6,563

Total rent expense under non-cancelable operating leases approximated $ 2.5 million and $ 2.6 million in fiscal 2008 and 2007, respectively.

2.	Contingencies.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. From fiscal 1999 through fiscal 2008, the Company has spent approximately $0.9 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for approximately the next three years. The accrued liability at February 29, 2008 was approximately $0.1 million.

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

During fiscal 2005, the Company settled a lawsuit that was filed on December 27, 2002 whereby Roberts Holdings International, Inc. (“Roberts Holding”), an inactive subsidiary of the Company, was named as a third party defendant in a case before the United States District Court for the Western District of Michigan titled Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948. The third party plaintiff alleged that Roberts Holding is a successor to a company known as Roberts Consolidated Industries, Inc. and is required to indemnify previous owners for costs associated with the clean-up of a property in Kalamazoo, Michigan. The Company agreed to pay $40,000 per year beginning in October 2004 for five consecutive years in settlement of this action.

On October 15, 2007, the court entered an order of dismissal approving the Stipulation of Dismissal Without Prejudice jointly filed by the plaintiff and the Company on October 4, 2007 as to the Company as a Defendant, providing for the voluntary dismissal of plaintiff's claims against the Company in Greene v. Ashland Chemical, Inc., et al., Case No. 03-CV-231458, Div. 7, which matter was pending in the Circuit Court of Jackson County, Missouri at Kansas City. In this wrongful death matter, the plaintiff alleged that the Company, and Roberts Consolidated Industries, Inc., a wholly owned subsidiary of the Company, along with more than 30 other defendants, manufactured products containing benzene with which the plaintiff came into contact while working between approximately 1954 and 1999, and which allegedly caused his death. This action was originally instituted against the Company on August 11, 2006, when the plaintiff served the Company with a petition for unspecified damages. An answer to the complaint was filed in December 2006 denying the allegations and asserting several defenses.

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

On October 29, 2007, Roberts Consolidated Industries, Inc. and Roberts Holding International, Inc., wholly owned subsidiaries of the Company, received a notice of claim for indemnity from International Paper Corporation, one of many defendants named in a Verified Complaint in the lawsuit captioned John Rosebery et al v. 3M Marine, et al., Index No. 21464/07, pending in the New York Supreme Court, County of Suffolk. The plaintiff alleges that he contracted leukemia as a result of exposure to benzene in various products allegedly manufactured and distributed by several defendants, including International Paper Corporation or its predecessors. Although Roberts Consolidated Industries, Inc. and Roberts Holding International, Inc. are not named as defendants in the action, International Paper Corporation has stated in the demand for indemnity that "the products identified by Mr. Rosebery appear to be products which, as of December 31, 1975, were products of Roberts." The Company has responded on behalf of its subsidiaries to International Paper's demand by requesting that International Paper provide additional documentation and information regarding the contentions. Insufficient information exists at this time for the Company to opine on the merits, if any, of the claim for indemnity or the underlying claims.

NOTE L – 401(k) BENEFIT PLAN

The Company and its subsidiaries offer a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution. The Company may, at the discretion of the board of directors, make contributions to the plan. The Company contributed approximately $0.1 million in each of the years ended February 29, 2008 and February 28, 2007.

On December 27, 2004, the Company adopted the QEP Executive Deferred Compensation Plan (the “Deferred Plan”) effective December 15, 2004. The purpose of the Deferred Plan is to provide participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified cash compensation. Participation in the Deferred Plan is limited to employees who are part of a select group of management or highly compensated employees of the Company. The Company also entered into a Trust under the QEP Executive Deferred Compensation Plan (the “Trust”) with Reliance Trust Company as the trustee. The Trust will be a “rabbi trust” and will be used to set aside the amounts of deferred compensation allocated to the participants in the Plan and the earnings from the investment of such amounts. As of February 29, 2008 and February 28, 2007, the Company’s liability under the Deferred Plan was approximately $0.2 million.

NOTE M – INCOME TAXES

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended February 29 or 28,
	2008	2007
United States	$4,534	$(3,711)
Foreign	1,174	(1,471	) *

Total	$5,708	$(5,182	) *

*	Amounts revised. See Note D.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended February 29 or 28,
	2008	2007
Current:
Federal	$150	$2,857
State	579	392
Foreign	1,261	1,032	*

	1,990	4,281	*

Deferred:
Federal	1,553	(3,440)
State	(323)	(243)
Foreign	292	26

	1,522	(3,657)

Total income tax provision	$3,512	$624	*

*	Amounts revised. See Note D.

The tax effects of temporary differences which give rise to deferred tax assets / (liabilities) are as follows (in thousands):

	February 29 or 28,
	2008	2007
Deferred Tax Assets:
Provision for doubtful accounts	$104	$55
Accrued expenses	968	542
Fixed assets	373	134
Intangible assets	794	1,028
Inventory	883	378
Federal and State net operating loss	437	2,282
Foreign net operating loss carryforward	2,824	2,186
Foreign tax credit carryforward	627	601
Other	102	—

	7,112	7,206
Less: valuation allowance on certain foreign net operating loss carryforwards and foreign tax credit carryforwards	(3,360)	(2,658)

Total deferred tax assets	3,752	4,548

Deferred Tax Liabilities:
Prepaid expenses	(500)	—
Foreign exchange gain on long-term debt	(619)	(320)
Other	(92)	(165)

Total deferred tax liabilities	(1,211)	(485)

Net deferred tax asset	$2,541	$4,063

The Company has a net operating loss carryforward of approximately $0.2 million which expire in the years 2009 through 2011, all of which relate to the Company’s acquisitions in fiscal 2000. The net operating loss carry forward is subject to separate IRC Section 382 Limitation. The Section 382 limitation limits the Company's utilization of its net operating losses to an annual amount after an ownership change.

The Company has various US state net operating loss carryforwards of approximately $6.0 million.

The Company has net operating losses in various foreign countries of approximately $9.6 million. Approximately $6.7 million of these losses expire in the years 2009 through 2015 and the remainder have no limitation on their expiration. The Company has recorded a deferred tax asset based on its estimate of the recoverability of the balance of the foreign net operating losses. Further, the Company has determined that certain foreign net operating losses may not be realized; therefore, a valuation allowance of approximately $2.7 million has been established.

The Company has a foreign tax credit carry forward of approximately $0.6 million which begin to expire in 2017. The Company has determined that utilization of these tax credits may not be realized; therefore, a full valuation allowance has been established. The net change in the valuation allowance is $0.7 million.

During the fourth quarter of fiscal 2005, the Company determined, based on an independent appraisal, that the Company’s Holland subsidiary was insolvent and therefore met the requirements for a worthless stock and bad debt deduction under the Internal Revenue Code. Accordingly, the Company recognized the United States tax benefit of $1.6 million during fiscal 2005. This matter was under exam by the IRS and was settled during fiscal 2008.

During fiscal 2008, the IRS approved the position taken by the Company with regards to the worthless stock and bad debt deduction. As a result of this settlement, the Company reclassified the $5.8 million of its net operating loss carryforward as disclosed in the prior year Form 10-K, and instead elected to carryback the loss to fiscal 2003 and 2004. The Company has used this refundable tax as a credit towards the fiscal 2008 tax liability. In addition, as a result of this settlement, $0.5 million of the FIN 48 provision has been released.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements (in thousands except percentage data):

	Year Ended February 29 or 28,
	2008		2007
	Amount	%	Amount	%
Provision for federal income taxes at the statutory rate	$1,941	34.0%	$(1,762)*	-34.0%
State and local income taxes-net of federal income tax benefit	168	2.9%	252	4.9%
Put warrant liability	488	8.5%	(488)	-9.4%
Goodwill impairment/charge	52	0.9%	812	15.7%
Change in valuation allowance	702	12.3%	1,512	29.2%
US tax on foreign deemed dividend	—	—	511	9.9%
Foreign tax rate differential	445	7.8%	(90)	-1.7%
Net change in FIN 48 reserve	(519)	-9.1%	—	—
Other	235	4.1%	(123)	-2.4%

Actual provision	$3,512	61.5%	$624 *	12.2%

*	Amounts revised. See Note D.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). On March 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.

Prior to adopting FIN 48, the Company had recorded approximately $0.5 million for Federal unrecognized tax benefit liability. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.4 million in the liability for unrecognized net tax benefits (in excess of $0.4 million gross) associated with uncertain state income tax positions, $0.1 million for accrued penalties and less that $0.1 million for accrued interest, which was accounted for as a reduction to the March 1, 2007, balance of retained earnings. This resulted in total unrecognized tax benefits of $0.9 million as of March 1, 2007.

During fiscal 2008, the Company reduced the liability for unrecognized tax benefits by $0.5 million based on the Internal Revenue Services finalizing the audit of the fiscal 2005 tax return. The amount of unrecognized tax benefits as of February 29, 2008, was approximately $0.4 million. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

Balance at March 1, 2007	$907
Additions based on tax position related to the current year	—
Addition for tax positions of prior years	262
Reductions for tax positions of prior years	(194)
Reduction due to statute of limitations	(4)
Settlements	(526)

Balance at February 29, 2008	$445

This amount represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense. The Company had approximately $0.1 million of interest and penalties accrued at February 29, 2008.

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

As previously discussed, the Internal Revenue Service commenced an examination of the Company’s US income tax return for fiscal 2005 that was completed during fiscal 2008. Based on the settlement of the 2005 audit, the Company recognized $0.5 million of previously unrecognized tax benefits. In addition, the Canadian Revenue Agency has commenced an examination of the Company’s Canadian tax returns for 2004 and 2005 that is anticipated to close within twelve months.

Undistributed earnings of the Company's foreign subsidiaries included in retained earnings amounted to approximately $7.7 million at February 29, 2008. These earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (net of foreign tax credits) and withholding taxes payable to the various foreign countries. Management has determined that it is not practical to determine the amount of tax that would be payable upon remittance of these earnings.

Cash paid for income taxes was approximately $2.7 million and $1.2 million in fiscal 2008 and 2007, respectively.

NOTE N – SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

1.	Significant Customer Information

The Company sells products to a large number of customers which are primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company’s customer base includes a high concentration of home improvement retailers with two such customers accounting for a total of approximately 61% and 57% of sales in fiscal 2008 and 2007, respectively. One customer represented 51% and 47% and the other customer represented 10% and 10% of sales in fiscal 2008 and 2007, respectively. These same two customers represented 49% and 8% of accounts receivable at February 29, 2008, and 39% and 14% of accounts receivable at February 28, 2007. Although the Company is directly affected by the well-being of the home improvement industry, management does not believe significant credit risk exists at February 29, 2008.

2.	Significant Vendor Information

Although the Company believes that multiple sources of supply exist for nearly all of the finished products and raw materials purchased from outside suppliers, the Company purchased through two vendors approximately 14% and 10% in fiscal 2008 and 17% and 7% in fiscal 2007 of domestic product purchases.

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

The Company may redeem any or all of the shares of Series A Preferred Stock outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights, but do have a liquidation preference equal to par value plus accrued but unpaid dividends. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition. In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 29, 2008 and February 28, 2007, there were 319,160 shares of Series A Preferred Stock issued and outstanding. Dividends declared and paid related to the Series A Preferred Stock were immaterial in all periods presented.

Series B

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series B Preferred Stock. The holder of each share of Series B Preferred Stock shall be entitled to receive, out of the surplus of the Company, a non-cumulative dividend at the rate of $.05 per share per annum, payable annually before any dividend shall be set apart for, or paid on, the common shares for such years. The Series B Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series B Preferred Stock then outstanding at a price per share of $1.00. At February 29, 2008, there were no outstanding shares of Series B preferred stock.

Series C

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared, or paid on, or set aside for the Company’s common stock, out of funds legally available for that purpose, cumulative dividends at the rate of $.035 per share per annum, payable in annual installments accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights, but do have a liquidation preference equal to par value plus accrued but unpaid dividends. The Company may redeem any or all of the shares of Series C Preferred Stock then outstanding at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition. The dividend amounts paid and accrued were immaterial in all periods presented.

Treasury Stock

Since fiscal 1996, the Company has purchased common shares to be held in treasury. Through February 29, 2008 the amount of shares held in treasury were 94,978 at an aggregate cost of $0.8 million. In fiscal 2008, the Company purchased 12,038 shares of common stock at an aggregated cost of $0.1 million.

NOTE P – STOCK PLANS

The Company has adopted a stock option plan (the “Plan”) for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the board of directors. The aggregate number of shares which may be issued under the Plan, as amended, shall not exceed 1,000,000 shares of common stock. Stock options are granted at prices not less than 85% of the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years. As of the current date, however, no options have been issued at a discount to market price on the date of the grant. In each of fiscal 2008 and 2007, the Company recorded compensation cost of $0.2 million within general and administrative expenses related to stock option and stock appreciation rights granted in previous periods. As at February 29, 2008, total compensation cost related to non-vested awards not yet recognized was $0.1 million and is expected to be recognized over two years.

No stock options were granted during fiscal 2008. The weighted average fair value at date of grant for options granted during fiscal 2007 was $2.78. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for grants.

2007
Expected stock price volatility	39.3%
Expected lives of options:
Directors and officers	4.2 years
Employees	4.2 years
Risk-free interest rate	4.8%
Expected dividend yield	0.0%

The following information relates to options outstanding as of the dates included:

	Shares	Weighted Average Exercise Price
Options outstanding at February 28, 2006	326,375	$7.65

Exercised	(55,000)	$4.71
Granted	110,000	$7.25
Cancelled or forfeited	(95,750)	$10.79

Options outstanding at February 28, 2007	285,625	$7.01

Exercised	(5,000)	$6.75
Granted	—	$—
Cancelled or forfeited	(25,000)	$6.75

Options outstanding at February 29, 2008	255,625	$7.04

Options currently exercisable	197,292	$6.84

The following table summarizes information about nonvested stock options outstanding as of February 29, 2008:

	Shares	Weighted Average Grant Date Fair Value
Nonvested options at February 28, 2007	123,333	$4.60
Granted	—	$—
Vested	(40,000)	$5.00
Cancelled or forfeited	(25,000)	$3.99

Nonvested options at February 29, 2008	58,333	$4.58

The following table summarizes information about stock options outstanding as of February 29, 2008:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.65 – $ 5.55	67,250	3.55	$4.13	67,250	$4.13
$ 5.56 – $ 7.25	101,375	3.27	$6.77	81,375	$6.77
$ 7.26 – $15.56	87,000	7.58	$9.62	48,667	$10.69

Total	255,625			197,292

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

In fiscal 2007, the Board of Directors approved the granting of approximately 81,000 of stock appreciation right grants to various members of management. These grants vest 100% after three years. The average stock price on the date of the grants was $7.05 per stock appreciation right. No stock appreciation rights were granted in fiscal 2008. The Company records an expense over the vesting period based on the fair value of the option granted. During fiscal 2008, the Company recorded $0.1 million of expenses related to outstanding stock appreciation rights. The expense in fiscal 2007 was immaterial. These awards will be settled in cash and are presented as a liability on the balance sheet. At February 29, 2008, there were 122,500 stock appreciation rights outstanding.

In fiscal 2008, the Board of Directors approved the granting of 3,000 shares of restricted stock to its non-employee directors and 1,000 shares of restricted stock to an employee director. These shares vest on the one year anniversary of the grant date. In fiscal 2008, the Company recorded compensation cost of less than $0.1 million within general and administrative expenses related to restricted stock units. As at February 29, 2008, total compensation cost related to restricted stock units not yet recognized was less than $0.1 million and is expected to be recognized within one year.

As of February 29, 2008 and February 28, 2007, there were 0.4 million shares available for award under the Company’s current equity compensation plan. The intrinsic value of options exercised in fiscal 2008 and fiscal 2007 was less than $0.1 million and $0.1 million, respectively. At February 29, 2008 the intrinsic value of options outstanding and options exercisable was $0.9 million and $0.8 million, respectively. At February 28, 2007 the intrinsic value of options outstanding and options exercisable was $0.2 million and $0.2 million, respectively.

NOTE Q – NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statements 157,” which delays the effective date of SFAS 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s operating income or net earnings.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value, and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first fiscal quarter of 2008 although earlier adoption is permitted. The Company expects that SFAS No. 159 will not have an impact on its consolidated financial statements.

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

In November 2007, the FASB issued FSP FAS 142-f, “Goodwill and Other Intangible Assets”. This proposed FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under FASB Statement No. 142, “Goodwill and Other Intangibles” (FAS 142). The FSP aims to improve the consistency between the useful life of an intangible asset as determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations”, and other applicable accounting literature. As a result of this FSP, entities generally will be able to align the assumptions used for valuing an intangible asset with those used to determine its useful life. This FSP will be effective for financial statements issued for fiscal years beginning after June 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, of this statement on its consolidated financial statements.

In December 2007, the FASB issued FAS No. 141(R) “Business Combinations”, which is effective for fiscal years beginning after December 15, 2008. This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. This pronouncement may impact the Company in the event that acquisitions are done in the future.

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. The Company does not expect that the adoption of this standard will have a significant impact on its consolidated financial statements.

NOTE R: RELATED PARTY TRANSACTIONS

The Company currently employs three individuals that are related to the current Chief Executive Officer and Senior Vice-President of National Accounts. These individuals were paid a total of $0.3 million and $0.2 million fiscal 2008 and 2007, respectively.

Beginning in fiscal 1999 and continuing during fiscal 2008, the Company repurchased shares of its outstanding Common Stock from an individual related to the Chief Executive Officer having a value of approximately $1.0 million pursuant to a Board resolution to purchase, from time to time, up to 1,000 shares of Common Stock per month at a price per share equal to $.50 less than the closing price of the Common Stock on the date of repurchase. This individual is not obligated to sell any shares of Common Stock to the

Company. As of February 29, 2008, this individual has sold a total of 126,038 shares to the Company. The Company has recorded an amount payable to this individual at the end of fiscal 2008 and 2007 of less than $0.1 million.

NOTE S: SUBSEQUENT EVENTS

On May 21, 2008, the Company amended its existing asset based loan agreement with two domestic institutions. The amendment extended the maturity date for the $ 29 million revolving credit facility and the mortgage on the Canadian facility to May 20, 2011. The amendment revises the loan agreement so that the loan agreement will no longer provide for the BV loan or term loan and will consist solely of the revolving credit loan and mortgage on the Canadian facility. The amendment also made the following modifications to the loan agreement: (i) all foreign subsidiaries other than Roberts Company Canada Limited were released as borrowers under the loan agreement, (ii) all foreign subsidiaries excluding all subsidiaries in Canada, the U.K., France, Australia and New Zealand executed negative pledge agreements, and (iii) the covenants relating to the maintenance of a minimum current ratio and a minimum tangible net worth were eliminated. The total amount available for borrowing under the revolving credit loan, the interest rates applicable to the borrowings outstanding and all other covenants under the loan agreement remain unchanged from the loan agreement, as amended by prior amendments.

Q.E.P. CO., INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Balance at End of period
Year ended February 28, 2007
Deducted from asset accounts
Allowance for doubtful accounts	$361	$313	—	$320	$354
Foreign net operating loss valuation allowance	$1,146	$1,512	—	—	$2,658
Year ended February 29, 2008
Deducted from asset accounts
Allowance for doubtful accounts	$354	$284	—	$207	$431
Foreign net operating loss valuation allowance	$2,658	$702	—	—	$3,360

(a)	Accounts written off as uncollectible, net of recoveries.

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.24	Eleventh Amendment Agreement dated May 21, 2008 by and among the Company, certain affiliates of the Company, Bank of America N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association as successor-by-merger to HSBC Bank USA, and Bank of America as agent.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accountants.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.