Form 10-Q
period 2008-05-31
QEP CO INC
filed 2008-07-15
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 11, 2008 is 3,433,363 shares of Common Stock, par value $0.001 per share.

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from the Company’s audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Q.E.P. CO., Inc. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 31, 2008	February 29, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,294	$949
Accounts receivable, less allowance for doubtful accounts of $474 and $431 as of May 31, 2008 and February 29, 2008, respectively	29,353	32,543
Inventories	28,073	26,496
Prepaid expenses and other current assets	1,938	2,505
Deferred income taxes	746	754

Total current assets	61,404	63,247

Property and equipment, net	7,524	7,851
Deferred costs	3,168	—
Deferred income taxes	1,787	1,787
Goodwill	9,707	9,685
Other intangible assets, net	2,659	2,717
Other assets	333	339

Total Assets	$86,582	$85,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$16,038	$15,968
Accrued liabilities	9,439	11,690
Lines of credit	27,127	24,537
Current maturities of long term debt	1,630	1,977

Total current liabilities	54,234	54,172

Notes payable	4,243	4,472
Other long term debt	250	250
Other long term liabilities	425	377

Total Liabilities	59,152	59,271
Commitments and Contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at May 31, 2008 and February 29, 2008	337	337
Common stock; 20,000,000 shares authorized, $.001 par value; 3,528,341 shares issued and 3,433,363 shares outstanding at May 31, 2008 and February 29, 2008	3	3
Additional paid-in capital	10,190	10,154
Retained earnings	17,806	16,574
Treasury stock; 94,978 shares (held at cost) outstanding at May 31, 2008 and February 29, 2008	(756)	(756)
Accumulated other comprehensive income (loss)	(150)	43

Total Shareholders’ Equity	27,430	26,355

Total Liabilities and Shareholders’ Equity	$86,582	$85,626

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended May 31,
	2008	2007
Net sales	$52,885	$56,963
Cost of goods sold	36,849	40,410

Gross profit	16,036	16,553

Operating costs and expenses:
Shipping	5,607	6,099
General and administrative	4,454	4,690
Selling and marketing	3,625	3,100
Other expense (income), net	(112)	1

Total operating costs and expenses	13,574	13,890

Operating income	2,462	2,663

Change in put warrant liability	—	(39)
Interest expense, net	(455)	(660)

Income before provision for income taxes	2,007	1,964

Provision for income taxes	769	1,107

Net income	$1,238	$857

Net income per share:
Basic	$0.36	$0.25

Diluted	$0.35	$0.23

Weighted average number of common shares outstanding
Basic	3,433	3,440

Diluted	3,496	3,601

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended May 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,238	$857

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	463	553
Change in fair value of put warrant liability	—	39
Bad debt expense	34	90
Gain on sale of businesses	—	41
Stock-based compensation expense	(35)	37
Deferred income taxes	—	701
Changes in assets and liabilities:
Accounts receivable	3,098	713
Inventories	(1,964)	111
Prepaid expenses and other current assets	564	(9)
Deferred costs and other assets	(3,176)	62
Trade accounts payable and accrued liabilities	(2,025)	1,596

Net cash provided by (used in) operating activities	(1,803)	4,791

Cash flows from investing activities:
Capital expenditures	(131)	(206)
Proceeds from sale of businesses	335	250

Net cash provided by investing activities	204	44

Cash flows from financing activities:
Net borrowings under lines of credit	2,568	(4,117)
Borrowings of long-term debt	—	1,400
Repayments of long-term debt	(573)	(918)
Repayments of acquisition debt	—	(871)
Purchase of treasury stock	(40)	(30)
Dividends	(6)	(11)

Net cash provided by (used in) financing activities	1,949	(4,547)

Effect of exchange rate changes on cash	(5)	40

Net increase in cash	345	328

Cash and cash equivalents at beginning of period	949	822

Cash and cash equivalents at end of period	$1,294	$1,150

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries, which are collectively referred to as “we”, “us”, “our”, “Q.E.P.” or “the Company”. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 (“fiscal 2008”). The results of operations for the quarter ended May 31, 2008, are not necessarily indicative of the results to be expected in future quarters or for the year ending February 28, 2009. All significant intercompany transactions have been eliminated.

Our fiscal year ends on February 28, 2009 (“fiscal 2009”). All references to the first quarter of fiscal 2009 are to the quarter ended May 31, 2008.

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

NOTE B – Inventories

Inventories consisted of the following (in thousands):

	May 31, 2008	February 29, 2008

Raw materials and work-in-process	$4,744	$3,891
Finished goods	23,329	22,605

	$28,073	$26,496

NOTE C – Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), intangible assets with definite lives are amortized or expensed while intangibles with indefinite lives, such as goodwill, are tested annually for impairment or when events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an impairment test on goodwill during the second quarter of each fiscal year. The impairment test in the previous fiscal year determined that there was no impairment to goodwill and other intangible assets. The Company will continue to assess the impairment of goodwill and other intangible assets in accordance with SFAS No. 142 in the future. If the Company’s operating performance and resulting cash flows in the future are less than expected, an additional impairment charge could be incurred which may have a material impact on the Company’s results of operations.

As of May 31, 2008, the Company had $6.5 million of goodwill in the Domestic segment, $1.0 million in the Canada segment, $0.4 million in the Europe segment and $1.8 million in the Australia/New Zealand segment. No goodwill remains in the Other segment.

All other intangible assets are subject to amortization. The total balance of definite-lived intangible assets is classified as follows (in thousands):

		May 31, 2008			February 29, 2008
	Weighted Avg Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademarks	20	$3,089	$(1,210)	$1,879	$3,081	$(1,165)	$1,916
Other intangibles	5	1,429	(649)	780	1,419	(618)	801

		$4,518	$(1,859)	$2,659	$4,500	$(1,783)	$2,717

The Company incurred approximately $0.1 million of amortization cost for trademarks and other intangibles in the three months ended May 31, 2008. The Company expects to incur a total of approximately $0.3 million of amortization cost for trademarks and other intangibles in fiscal 2009. Other intangibles include customer lists, non-compete agreements and patents.

NOTE D – Deferred Costs

The Company records the upfront consideration given to customers as deferred costs within the noncurrent assets classification. These deferred costs are expensed as a reduction to sales over the term of the contract, currently approximately three years. As of May 31, 2008, the Company had deferred costs of $3.2 million. No deferred costs were recorded as of February 29, 2008. The Company evaluates the impairment of deferred cost assets on a quarterly basis.

The Company expensed approximately $0.3 million of deferred costs in the three months ended May 31, 2008. The Company expects to expense approximately $1.5 million of deferred costs in fiscal 2009.

NOTE E – Debt

Revolving Credit Facility

The Company has an asset based loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In May 2008, the Company amended the facility to extend the maturity date for the $29 million revolving credit facility and the mortgage on the Canadian facility to May 20, 2011. The amendment revised the loan agreement so that the loan agreement will no longer provide for the BV loan or term loan and will consist solely of the revolving credit loan and mortgage on the Canadian facility. The amendment also made the following modifications to the loan agreement: (i) all foreign subsidiaries other than Roberts Company Canada Limited were released as borrowers under the loan agreement, (ii) all foreign subsidiaries excluding all subsidiaries in Canada, the U.K., France, Australia and New Zealand executed negative pledge agreements, and (iii) the covenants relating to the maintenance of a minimum current ratio and a minimum tangible net worth were eliminated. The total amount available for borrowing under the revolving credit loan, the interest rate applicable to the borrowings outstanding and all other covenants under the loan agreement remain unchanged from the loan agreement, as amended by prior amendments. These loans are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. The loan agreement contains a subjective acceleration clause and lockbox arrangement; therefore, the borrowing under this agreement is classified as a current liability.

At May 31, 2008 the rate was Libor (2.83%) plus 1.75% and the Company had borrowed approximately $23.5 million and had $2.4 million available for future borrowings under its revolving loan facility net of approximately $0.6 million in outstanding letters of credit.

International Credit Facilities

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. In March 2007, this facility was amended to make the maximum permitted borrowing approximately $2.0 million of which $1.4 million was outstanding at May 31, 2008. The facility is considered a demand note and carries an interest rate of the Australian Commercial Bill Rate (7.94% as of May 31, 2008) plus 1.25%.

The Company’s U.K. subsidiary has an asset based loan agreement with a domestic financial institution to provide a revolving credit facility with a borrowing capacity of $3.5 million for the Company’s U.K. operations. The facility has a term that varies with the term of the Company’s other domestic revolving credit facility and bears an interest rate that ranges from Sterling Libor plus 1.50% to Sterling Libor plus 2.25%. This agreement is collateralized by substantially all of the Company’s UK operation’s assets and is guaranteed by the Company. The agreement similarly prohibits the Company’s U.K. operations from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures, and prohibits the payment of dividends. At May 31, 2008 the interest rate was Sterling Libor (5.46%) plus 2.00%. The Company’s U.K. operations had borrowed approximately $2.2 million under this facility and had $0.1 million available for future borrowing. The facility is considered a demand note.

Term Loan Facilities

As discussed previously, the Company had a term loan financing arrangement under the asset based loan agreement that provided for repayment of this facility at a rate of $0.2 million per month. The term loan was fully repaid during the first quarter of fiscal 2009.

In March 2007, the Company’s Australian subsidiary amended its payment facility by consolidating the then existing three term facilities into one three-year term facility. The loan requires quarterly payments of AUD 0.1 million (US $0.1 million) with a final balloon payment. The balance of this term note was US $1.3 million at May 31, 2008. The term loan is collateralized by substantially all of the assets of the subsidiary (approximately $12.4 million) as well as a parent company guaranty.

Mortgage Facility

In July 2003, the Company refinanced its mortgage loan in Canada to finance the expansion of the Canadian physical facilities. In May 2008, the Company entered into an agreement with its existing lenders to renew the Canadian mortgage for an additional three years. As of May 31, 2008, the mortgage balance was $1.8 million and is amortized based on a 15-year period. The mortgage bears an interest rate of Libor (3.21% as of May 31, 2008) plus 2.00% and will mature in May 2011. The mortgage loan requires payments of less than $0.1 million per month. On June 10, 2008, the company amended its loan facility to draw down an additional CAD 0.5 million (US$ 0.5 million) under the existing Canadian mortgage. The payments continue to be less than $0.1 million per month.

In February 2008, the Company entered into a mortgage agreement to finance the purchase of its manufacturing and distribution facility located in Adelanto, California. As of May 31, 2008, the mortgage balance is approximately $1.7 million and is amortized based on a 15-year period. The mortgage bears an interest rate of LIBOR (2.83% at May 31, 2008) plus 1.50% and will mature in February 2013. The mortgage loan requires principal payments of less than $0.1 million per month.

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

Under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At present, the Company is continuing to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options and stock appreciation rights before exercising, the interest rate, the estimated volatility of the Company’s common stock price over the expected term and the number of options and stock appreciation rights that will ultimately not complete their vesting requirements. The expected stock price volatility is based on the historical volatility of the Company’s stock. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. No stock options or stock appreciation rights were issued during the first three months of fiscal 2009 or during fiscal 2008.

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

The following table represents the assumptions used to estimate the fair value of the stock appreciation rights outstanding as of May 31, 2008:

Expected stock price volatility	41.9%
Expected lives of options:
Directors and officers	4.2 years
Employees	4.2 years
Risk-free interest rate	2.5%
Expected dividend yield	0.0%

The fair value was estimated using the Black-Scholes option pricing. Expected volatility is based on the historical volatility of the Company’s stock. The expected lives of the options represents the period that the options granted are expected to be outstanding and was calculated based on historical averages. The risk free rate is based on the yield curve of a zero coupon U.S. Treasury bond. The Company does not expect to pay a dividend on common stock.

In the three months ended May 31, 2008, the Company recognized compensation income of less than $0.1 million related to stock options issued and stock appreciation rights granted in previous periods. This amount is included in general and administrative expenses.

NOTE G – Income Taxes

The Company recorded a provision for income taxes in the first quarter of fiscal 2009 of approximately $0.8 million (38% effective tax rate), inclusive of valuation allowances on foreign net operating losses of approximately $0.1 million. This compares with a provision for income tax of $1.1 million (56% effective tax rate), inclusive of US taxes on foreign deemed dividends of approximately $0.3 million, in the same period in fiscal 2008. The fiscal 2009 and 2008 provisions were based upon the statutory tax rates available in every jurisdiction in which the Company operates.

In accordance with FIN 48, the Company recognized an increase of less than $0.1 million in the liability for unrecognized tax benefits associated with uncertain income tax positions for the three months ended May 31, 2008. The liability for unrecognized tax benefits was $0.4 million at May 31, 2008. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate. The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003. The Company has concluded its exam with the U.S. federal taxing authorities for fiscal year 2005. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense and had approximately $0.1 million of interest and penalties accrued at May 31, 2008.

NOTE H – Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. There were approximately 0.1 million and 0.2 million of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive in the three months ended May 31, 2008 and 2007, respectively. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in thousands)

	For the Three Months Ended May 31,
	2008	2007
Weighted average number of common shares outstanding—basic	3,433	3,440
Dilution from stock options and warrants	63	161

Weighted average number of common shares outstanding—diluted	3,496	3,601

NOTE I – Comprehensive Income

The Company records foreign currency translation adjustments as other comprehensive income. For the three months ended May 31, 2008 and 2007, comprehensive income totaled $1.0 million and $1.5 million, respectively.

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

The performance of the business is evaluated at the segment level. We manage cash, debt and income taxes centrally. Accordingly, we evaluate performance of our segments based on operating earnings exclusive of financing activities and income taxes. Segment results were as follows (in thousands):

	For the Three Months Ended May 31,
	2008	2007
Sales
Domestic	$34,374	$38,975
Canada	6,237	5,837
Europe	4,777	5,250
Australia/New Zealand	6,627	6,115
Other	870	786

	$52,885	$56,963

Operating income (loss)
Domestic	$1,518	$1,580
Canada	902	1,171
Europe	221	(36)
Australia/New Zealand	(248)	67
Other	(43)	(118)

Subtotal	2,350	2,664
Other (income) expense	(112)	1

Operating income	$2,462	$2,663
Change in put warrant liability	—	(39)
Interest expense, net	(455)	(660)

Income before provision for income taxes	$2,007	$1,964

	As of May 31, 2008	As of February 29, 2008
Total assets
Domestic	$50,942	$49,949
Canada	9,734	9,594
Europe	9,819	9,943
Australia/New Zealand	13,452	13,499
Other	2,635	2,641

	$86,582	$85,626

During the quarter ended May 31, 2008, the Company recorded a net charge of $0.2 million for inventory, accounts receivable and equipment adjustments in the Australia/New Zealand segment. Although this charge related to prior periods, it was recorded in the current period as the Company deemed the charge to be immaterial to those prior periods.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. From fiscal 1999 through fiscal 2008, the Company has spent approximately $0.9 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for approximately the next three years. The accrued liability at May 31, 2008 was approximately $0.1 million.

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

NOTE L – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements. We are currently evaluating the impact of adopting the provisions of FSP 157-2.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This proposed FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under FASB Statement No. 142, “Goodwill and Other Intangibles” (FAS 142). The FSP aims to improve the consistency between the useful life of an intangible asset as determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations”, and other applicable accounting literature. As a result of this FSP, entities generally will be able to align the assumptions used for valuing an intangible asset with those used to determine its useful life. This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008 (the Company’s fiscal year ending February 28, 2010) and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, of this statement on its consolidated financial statements.

In December 2007, the FASB issued FAS No. 141(R) “Business Combinations”, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s fiscal year ending February 28, 2010). This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. This pronouncement may impact the Company in the event that acquisitions are done in the future.

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning on or after December 15, 2008 (the Company’s fiscal year ending February 28, 2010). This statement clarifies the classification of noncontolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests. The Company does not expect that the adoption of this standard will have a significant impact on its consolidated financial statements.

NOTE M – Subsequent Event

Payable to banks under mortgage facilities

On June 10, 2008, the company amended its loan facility with two domestic lenders to draw down an additional CAD 0.5 million (US$ 0.5 million) under the existing Canadian mortgage. The payments continue to be less than $0.1 million per month.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company is a worldwide leader in the manufacturing, marketing and distribution of a broad line of specialty tools and flooring related products, marketing over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company’s products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. The Company has executed a growth strategy intended to improve overall performance and profitability of operations that includes expanding product offerings and increasing penetration with its largest customers, expanding market share by obtaining new customers, introducing new and innovative products and enhancing the cross selling of products among its channels of distribution.

In the first quarter of fiscal 2009, the Company experienced a decrease in sales of approximately $4.1 million or 7% compared to the same period in the previous fiscal year. The sales decrease was primarily in the Company’s North America operations and resulted from a significant decline in sales to the Company’s second largest home center customer and from the reduction in sales associated with the sale of the Company’s O’Tool and Stone Mountain operations in the first and second quarter of fiscal 2008, respectively.

Gross profit decreased in the three months ended May 31, 2008 by $0.5 million or 3% compared to the same periods in the previous fiscal year. However, gross profit as a percentage of sales, increased to 30.3% in the first quarter of fiscal 2009 from 29.1% in the first quarter of fiscal 2008 due to favorable changes in customer and product mix resulting from the increased sales of higher margin underlayment products.

In the first quarter of fiscal 2009, total operating expenses decreased by $0.3 million or 2% compared to the first quarter of fiscal 2008. As a percentage of net sales, operating expenses were 26% in the first quarter of fiscal 2009 compared to 24% in the corresponding period in fiscal 2008. This increase is due to fixed cost being spread across lower sales in the fiscal 2009 period compared to the fiscal 2008 period.

Net income for the first quarter of fiscal 2009 was $1.2 million or $0.35 per diluted share compared with net income of $0.9 million or $0.23 per diluted share in the first quarter of fiscal 2008, an increase of $0.3 million or $0.12 per diluted share.

Critical Accounting Policies and Estimates

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

The Company accounts for upfront consideration given to customers in accordance with EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). This incentive is recorded as a reduction to revenue at the earlier of the Company making payment or incurring an obligation to the customer, unless the Company has an agreement with the vendor in which the Company can control the benefit, in such case, the incentive is recorded as a deferred cost asset and is expensed as a reduction to revenue over the term of the agreement. The Company evaluates the impairment of deferred cost assets on a quarterly basis.

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

For the first quarter of fiscal 2009, the Company recognized an increase of less than $0.1 million in the liability for unrecognized tax benefits associated with uncertain income tax positions. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate.

Results of Operations

Sales

Net sales for the three months ended May 31, 2008 (the first quarter of fiscal 2009) were $52.9 million compared to $57.0 million for the three months ended May 31, 2007 (the first quarter of fiscal 2008), a decrease of $4.1 million or 7%.

Net sales at the Company’s North American operations decreased by $4.2 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The sale of the Company’s O’Tool and Stone Mountain operations in fiscal 2008 contributed $1.6 million to the sales decline in fiscal 2009. The remaining decline was due to lower sales to the Company’s second largest home center customer. Currency translation gains contributed $0.7 million in additional sales to the Company’s North American operations due to changes in the Canadian Dollar compared to the U.S. Dollar.

Sales at the Company’s foreign operations increased by $0.1 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This increase was due to currency translation gains of $1.1 million generated primarily by changes in the Australian Dollar and Euro compared to the U.S. Dollar. The currency translation gains were partially offset by declining sales volume in the Company’s Australian and European operations.

Sales from the Company’s non-North American subsidiaries were 23% and 21% of total sales in the first quarter of fiscal 2009 and 2008, respectively.

Gross Profit

Gross profit for the three months ended May 31, 2008 was $16.0 million compared to $16.6 million for the three months ended May 31, 2007, a decrease of $0.5 million or 3%. As a percentage of net sales, gross profit increased to 30.23% in the first quarter of fiscal 2009 from 29.1% in the first quarter of fiscal 2008.

The decrease in gross profit was primarily attributable to the lower sales volume in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Additionally, the Company’s Australian operation was adversely affected by a $0.2 million adjustment for the valuation of inventory. The increase in gross profit as a percentage of sales was primarily due to favorable changes in customer and product mix at the Company’s North American operations through the sales growth of higher margin products, primarily underlayment. Foreign currency exchange rate changes contributed $0.7 million in additional gross profit. The sale of the Company’s O’Tool and Stone Mountain operations in fiscal 2008 accounts for $0.4 million of the decline in gross profit.

Operating Expenses

Operating expenses for the three months ended May 31, 2008 were $13.7 million compared to $13.9 million for the three months ended May 31, 2007, a decrease of $0.2 million or 1%.

Shipping expenses for the first quarter of fiscal 2009 were $5.6 million compared to $6.1 million for the first quarter of fiscal 2008, a decrease of $0.5 million or 8%. The reduction in shipping cost was primarily due to lower sales volume. For the first quarter of fiscal 2009 and 2008, shipping expenses remained consistent as a percent of net sales at approximately 11%.

General and administrative expenses for the first quarter of fiscal 2009 were $4.5 million compared to $4.7 million in the first quarter of fiscal 2008, a decrease of $0.2 million or 5%. The decrease was primarily due to reductions in consulting and legal fees that were incurred in the first quarter of fiscal 2008 related to the Company’s Sarbanes Oxley 404 compliance project and an IRS Audit of the Company’s 2005 tax return, respectively. As a percentage of net sales, general and administrative expenses remained consistent at 8% in the first quarter of fiscal 2009 and 2008.

Selling and marketing expenses for the first quarter of fiscal 2009 were $3.6 million compared to $3.1 million in the first quarter of fiscal 2008, an increase of $0.5 million or 17%. Increased expenses for trade shows and other product promotion activities at the Company’s North American operations resulted in $0.2 million in additional marketing expenses. Additionally, the Company’s Australian operation reorganized its sales operation resulting in an additional $0.2 million in selling expenses. Changes in foreign currency exchange rate changes contributed $0.2 million in additional selling and marketing expenses. As a percent of sales, selling and marketing expenses were 7% in the first quarter of fiscal 2009 compared to 5% in the first quarter of fiscal 2008.

Other Income / Expense

In connection with the disposition of certain of the Company’s European operations in fiscal 2007 and 2008, the Company receives royalty income in connection with the associated license and royalty agreement entered into with Estillon B.V. During the first quarter of fiscal 2009, the Company recorded royalty income of approximately $0.1 million.

Changes in the Put Warrant Liability

In the second quarter of fiscal 2008, the Company paid a cash settlement of its liability under the then outstanding Warrant Agreement. In the first quarter of fiscal 2008, the company recorded an expense of less than $0.1 million related to the change in the fair value of the put warrant liability.

Interest Expense

Interest expense for the first quarter of fiscal 2009 was $0.5 million compared to $0.7 million for the first quarter of fiscal 2008. Interest expense has declined in the comparable periods due to lower borrowings and interest rates in the current period.

Income Taxes

The Company recorded a provision for income taxes in the first quarter of fiscal 2009 of approximately $0.8 million (38% effective tax rate), inclusive of valuation allowances on foreign net operating losses of approximately $0.1 million. This compares with a provision for income tax of $1.1 million in the same period in fiscal 2008. The fiscal 2009 and 2008 provisions were based upon the statutory tax rates available in every jurisdiction in which the Company operates.

Net Income

As a result of the above and specifically controlling operating expenses, incurring less interest costs and returning to a more normalized effective tax rate, net income for the first quarter of fiscal 2009 was $1.2 million or $0.35 per diluted share compared with net income of $0.9 million or $0.23 per diluted share in the first quarter of fiscal 2008, an increase of $0.3 million or $0.12 per diluted share.

Liquidity and Capital Resources

Working capital was approximately $7.2 million as of May 31, 2008, compared to approximately $9.1 million at May 31, 2007, a decrease of approximately $1.9 million.

Net cash used in operating activities during the first three months of fiscal 2009 was approximately $1.8 million compared to net cash provided by operating activities of $4.8 million for the comparable fiscal 2008 period. During the first three months of fiscal 2009, the Company used cash of approximately $3.0 million to increase deferred cost assets relating to upfront consideration given to the Company’s largest home center customer in exchange for a national contract to supply specialty tools. During the same period, the Company used cash of $2.0 million to increase inventory as part of the initial rollout of this national contract. This was partially offset by the decrease in accounts receivable of $3.1 million, primarily from the same home center customer. For the same period in fiscal 2008, reductions in inventory and accounts receivable provided cash of $0.8 million. During the first three months of fiscal 2009, reductions in accounts payable and accrued liabilities used cash of $2.0 million, primarily due to the reductions in customer rebates and allowances and taxes payable. This compares with cash provided by an increase in accounts payable and accrued liabilities of $1.6 million in the same period of the previous fiscal year.

Net cash provided by investing activities was $0.2 million in the first three months of fiscal 2009. This was comprised of the final proceeds from the sale of the Company’s O’Tool operation of $0.3 million that was partially offset by capital expenditures of $0.1 million. Cash provided by investing activities in the first three months of fiscal 2008 was less than $0.1 million, which was comprised of the initial proceeds from the sale of the Company’s O’Tool operation of $0.3 million that was offset by capital expenditures of $0.2 million.

Net cash provided by financing activities was approximately $1.9 million in the first three months of fiscal 2009 as compared to cash used in financing activities of approximately $4.5 million in the same period in the previous year. During the first three months of fiscal 2009 the Company borrowed an additional $2.6 million on its lines of credit to fund the payment of upfront consideration given to the Company’s largest home center customer in exchange for a national contract to supply specialty tools. During the first three months of fiscal 2009, the Company repaid $0.6 million of long-term debt. For the comparable fiscal 2008 period, the Company repaid $4.1 million on its line of credit and $1.8 million of long-term and acquisition debt. During this period, the Company also borrowed $1.4 million of long-term debt to finance its Australian subsidiary. Subsequent to the first quarter of fiscal 2009 and as disclosed on Form 8-K filed on July 15, 2008, the Company entered into a Rule 10b5-1 purchase plan under which it may purchase up to $2,000,000 of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The Company intends to fund the repurchases through the use of existing sources of liquidity, borrowings under the current credit facility or new borrowings.

The Company has an asset based loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In May 2008, the Company amended the facility to extend the maturity date for the $29 million revolving credit facility and the mortgage on the Canadian facility to May 20, 2011. The amendment revised the loan agreement so that the loan agreement will no longer provide for the BV loan or term loan and will consist solely of the revolving credit loan and mortgage on the Canadian facility. The amendment also made the following modifications to the loan agreement: (i) all foreign subsidiaries other than Roberts Company Canada Limited were released as borrowers under the loan agreement, (ii) all foreign subsidiaries excluding all subsidiaries in Canada, the U.K., France, Australia and New Zealand executed negative pledge agreements, and (iii) the covenants relating to the maintenance of a minimum current ratio and a minimum tangible net worth were eliminated. The total amount available for borrowing under the revolving credit loan, the interest rate applicable to the borrowings outstanding and all other covenants under the loan agreement remain unchanged from the loan agreement, as amended by prior amendments. These loans are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. The loan agreement contains a subjective acceleration clause and lockbox arrangement; therefore, the borrowing under this agreement is classified as a current liability.

At May 31, 2008 the rate was Libor (2.83%) plus 1.75% and the Company had borrowed approximately $23.5 million and had $2.4 million available for future borrowings under its revolving loan facility net of approximately $0.6 million in outstanding letters of credit.

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. In March 2007, this facility was amended to make the maximum permitted borrowing approximately $2.0 million of which $1.4 million was outstanding at May 31, 2008. The facility is considered a demand note and carries an interest rate of the Australian Commercial Bill Rate (7.94% as of May 31, 2008) plus 1.25%.

The Company’s U.K. subsidiary has an asset based loan agreement with a domestic financial institution to provide a revolving credit facility with a borrowing capacity of $3.5 million for the Company’s U.K. operations. The facility has a term that varies with the term of the Company’s other domestic revolving credit facility and bears an interest rate that ranges from Sterling Libor plus 1.50% to Sterling Libor plus 2.25%. This agreement is collateralized by substantially all of the Company’s UK operation’s assets and is guaranteed by the Company. The agreement similarly prohibits the Company’s U.K. operations from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures, and prohibits the payment of dividends. At May 31, 2008 the interest rate was Sterling Libor (5.46%) plus 2.00%. The Company’s U.K. operations had borrowed approximately $2.2 million under this facility and had $0.1 million available for future borrowing. The facility is considered a demand note.

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

Impact of Inflation and Changing Prices

During fiscal 2008 and continuing into fiscal 2009, the Company experienced price increases in certain key commodities and components related to the purchase of raw materials and finished goods. The Company believes that its level of gross profit as a percent of net sales is affected by these increases. Other than the changes described, the effect of inflation on our operations has been minimal.

Recently Issued Accounting Standards

Refer to Note L to the notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning, and include statements relating to the Company’s liquidity sources and the adequacy of those sources to meet the Company’s working capital needs, anticipated capital expenditures and debt obligations for the next twelve months; the Company’s ability to successfully expand its market share, capitalize on new customers and cross-sell its products; the Company’s ability to introduce new and innovative products, expand existing product lines, and increase its sales and market penetration; expectations regarding payment of dividends; expectations regarding recently issued accounting standards; the expected impact of the outcome of any legal proceedings in which the Company is involved; the Company’s expectation regarding its incurrence of amortization cost for trademarks and other intangibles in fiscal 2009; the amount and manner in which the Company may repurchase shares of its common stock and the source of funds for stock repurchases; the Company’s expectation regarding the expensing of deferred costs in fiscal 2009; the Company’s expectations regarding its future effective tax rate; the Company’s expectation regarding the total amount of unrecognized tax benefit over the next 12 months; the cost of compliance with Environmental Laws and the Company’s anticipated expenditures on monitoring of wells and other environmental activity for the next three years.

These forward-looking statements are based on currently available information and are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations (See Item 1A-Risk Factors). Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditures; the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures; the Company’s dependence upon a limited number of customers for a substantial portion of its sales and the continued success of initiatives with those customers; the success of the Company’s marketing and sales efforts; interruptions in supply or price changes in the items purchased by the Company; improvements in productivity and cost reductions; increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; the Company’s ability to maintain and improve its brands; the Company’s reliance upon certain major foreign suppliers; the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it; the level of demand for the Company’s products among existing and potential new customers; the state of the housing, residential and commercial construction and home improvement markets; the Company’s ability to successfully integrate its acquired businesses; the Company’s dependence upon the efforts of Mr. Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel; the Company’s ability to successfully integrate new management personnel into the Company; the Company’s ability to accurately predict the number and type of employees required to conduct its operations and the compensation required to be paid to such personnel; the Company’s ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers; the availability of shares of common stock for repurchases; the availability of cash to effect stock repurchases; fluctuations in the market price of the Company’s common stock; the impact of new accounting standards on the Company; the Company’s belief that there will be no future adverse effect on the fair value of the Company’s goodwill or other intangible assets; decisions by management related to accounting issues, and regulation and litigation matters; the general economic conditions in North America and the world; and other risks and uncertainties described elsewhere herein and in other reports filed by the Company with the Securities and Exchange Commission.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the quarter ended May 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Lewis Gould, the Company’s Chief Executive Officer, and Stuart Fleischer, the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon the Company’s evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weaknesses in the Company’s internal control over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective as of May 31, 2008.

Internal Control Material Weaknesses and Remediation Steps

As disclosed in the Company’s Form 10-K for the year ended February 29, 2008, as a result of the Company’s evaluation of the effectiveness of its internal controls over financial reporting, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended May 31, 2008 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The Company, its operations and performance are subject to risks. While the Company believes that its expectations are reasonable, they are not guarantees of future performance. The Company’s results could differ substantially from its expectations if any of the events described in these risks occur.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended February 29, 2008.

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
Stuart F. Fleischer
Chief Financial Officer and Duly Authorized Officer

July 15, 2008

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