Form 10-Q
period 2008-08-31
QEP CO INC
filed 2008-10-15
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 13, 2008 is 3,381,229 shares of Common Stock, par value $0.001 per share.

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from the Company’s audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 31, 2008	February 29, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$990	$949
Accounts receivable, less allowance for doubtful accounts of $478 and $431 as of August 31, 2008 and February 29, 2008, respectively	38,996	32,543
Inventories	33,726	26,496
Prepaid expenses and other current assets	1,987	2,505
Deferred income taxes	746	754

Total current assets	76,445	63,247
Property and equipment, net	7,092	7,851
Deferred costs	3,008	—
Deferred income taxes	1,796	1,787
Goodwill	9,402	9,685
Other intangible assets, net	2,514	2,717
Other assets	324	339

Total Assets	$100,581	$85,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$22,131	$15,968
Accrued liabilities	10,816	11,690
Lines of credit	34,260	24,537
Current maturities of long term debt	1,346	1,977

Total current liabilities	68,553	54,172
Notes payable	4,301	4,472
Other long term debt	250	250
Other long term liabilities	484	377

Total Liabilities	73,588	59,271
Commitments and Contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at August 31, 2008 and February 29, 2008	337	337
Common stock; 20,000,000 shares authorized, $.001 par value; 3,531,341 and 3,528,341 shares issued, and 3,410,026 and 3,433,363 shares outstanding at August 31, 2008 and February 29, 2008, respectively	3	3
Additional paid-in capital	10,226	10,154
Retained earnings	18,618	16,574
Treasury stock; 121,315 and 94,978 shares (held at cost) outstanding at August 31, 2008 and February 29, 2008, respectively	(908)	(756)
Accumulated other comprehensive income (loss)	(1,283)	43

Total Shareholders’ Equity	26,993	26,355

Total Liabilities and Shareholders’ Equity	$100,581	$85,626

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2008	2007	2008	2007
Net sales	$61,000	$57,162	$113,885	$114,125
Cost of goods sold	43,456	40,992	80,305	81,402

Gross profit	17,544	16,170	33,580	32,723
Operating costs and expenses:
Shipping	7,211	5,680	12,818	11,779
General and administrative	4,584	4,123	9,038	8,813
Selling and marketing	3,773	3,430	7,398	6,530
Other expense (income), net	(33)	(687)	(145)	(686)

Total operating costs and expenses	15,535	12,546	29,109	26,436

Operating income	2,009	3,624	4,471	6,287
Change in put warrant liability	—	(1,400)	—	(1,439)
Interest expense, net	(578)	(638)	(1,033)	(1,298)

Income before provision for income taxes	1,431	1,586	3,438	3,550
Provision for income taxes	618	1,527	1,387	2,634

Net income	$813	$59	$2,051	$916

Net income per share:
Basic	$0.24	$0.02	$0.60	$0.26

Diluted	$0.23	$0.02	$0.59	$0.25

Weighted average number of common shares outstanding
Basic	3,426	3,436	3,429	3,438

Diluted	3,463	3,641	3,479	3,621

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended August 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,051	$916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	922	1,055
Change in fair value of put warrant liability	—	1,439
Bad debt expense	113	111
Gain on sale of businesses	—	(605)
Stock-based compensation expense	(37)	265
Deferred income taxes	—	1,734
Changes in assets and liabilities:
Accounts receivable	(7,655)	(1,719)
Inventories	(8,564)	(2,959)
Prepaid expenses and other current assets	458	1
Deferred costs and other assets	(2,952)	23
Trade accounts payable and accrued liabilities	6,208	2,137

Net cash provided by (used in) operating activities	(9,456)	2,398

Cash flows from investing activities:
Capital expenditures	(360)	(289)
Proceeds from sale of businesses	335	3,053

Net cash provided by (used in) investing activities	(25)	2,764

Cash flows from financing activities:
Net borrowings under lines of credit	10,236	(1,520)
Borrowings of long-term debt	547	1,397
Repayments of long-term debt	(1,054)	(2,427)
Settlement of put warrant liability	—	(2,300)
Purchase of treasury stock	(154)	(60)
Dividends	(7)	(12)

Net cash provided by (used in) financing activities	9,568	(4,922)

Effect of exchange rate changes on cash	(46)	13

Net increase in cash	41	253
Cash and cash equivalents at beginning of period	949	822

Cash and cash equivalents at end of period	$990	$1,075

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries, which are collectively referred to as “we”, “us”, “our”, “Q.E.P.” or “the Company”. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 (“fiscal 2008”). The results of operations for the three and six months ended August 31, 2008, are not necessarily indicative of the results to be expected in future quarters or for the year ending February 28, 2009. All significant intercompany transactions have been eliminated.

The Company’s fiscal year ends on February 28, 2009 (“fiscal 2009”). All references to the first and second quarter of fiscal 2009 are to the quarter ended May 31, 2008 and August 31, 2008, respectively.

Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.®, ROBERTS® , Capitol®, Vitrex® and Elastiment™, the Company markets specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company markets approximately 3,000 products in the US, Canada, Europe, Australia, Latin America and Asia. The Company sells its products primarily to large home improvement retail centers, as well as traditional distribution outlets in all of the markets it serves.

NOTE B – Inventories

Inventories consisted of the following (in thousands):

	August 31, 2008	February 29, 2008
Raw materials and work-in-process	$4,855	$3,891
Finished goods	28,871	22,605

	$33,726	$26,496

NOTE C – Goodwill and Other Intangible Assets

Intangible assets with definite lives are amortized or expensed while intangibles with indefinite lives, such as goodwill, are tested annually for impairment or when events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an impairment test on goodwill during the second quarter of each fiscal year using information available at May 31st. The Company performed an impairment test during the second quarter of fiscal 2009 and determined that there was no impairment to goodwill. The Company will continue to assess the impairment of goodwill and other intangible assets in the future. If the Company’s operating performance and resulting cash flows in the future are less than expected, an additional impairment charge could be incurred which may have a material impact on the Company’s results of operations.

As of August 31, 2008, the Company had $6.5 million of goodwill in the Domestic segment, $1.0 million in the Canada segment, $0.3 million in the Europe segment and $1.6 million in the Australia/New Zealand segment.

All other intangible assets are subject to amortization. The total balance of definite-lived intangible assets is classified as follows (in thousands):

	Weighted Avg Useful Life	August 31, 2008			February 29, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	20	$3,062	$(1,244)	$1,818	$3,081	$(1,165)	$1,916
Other intangibles	5	1,354	(658)	696	1,419	(618)	801

		$4,416	$(1,902)	$2,514	$4,500	$(1,783)	$2,717

The Company incurred approximately $0.1 million of amortization cost for trademarks and other intangibles in the three and six months ended August 31, 2008. The Company expects to incur a total of approximately $0.3 million of amortization cost for trademarks and other intangibles in fiscal 2009. Other intangibles include customer lists, non-compete agreements and patents.

NOTE D – Deferred Costs

The Company records the upfront consideration given to customers associated with future purchase agreements as deferred costs within the noncurrent assets classification. These deferred costs are expensed as a reduction to sales on a straight line basis over the term of the agreement, currently approximately three years. As of August 31, 2008, the Company had unamortized deferred costs of $3.0 million. No deferred costs were recorded as of February 29, 2008. The Company evaluates the impairment of deferred costs on a quarterly basis.

The Company expensed approximately $0.4 million and $0.7 million of deferred costs in the three and six months ended August 31, 2008. The Company expects to expense approximately $1.5 million of deferred costs in fiscal 2009.

NOTE E – Debt

Revolving Credit Facility

The Company has an asset based loan agreement with two domestic financial institutions to provide a revolving credit facility, mortgage and term note financing. In August 2008, the Company amended the loan agreement to increase maximum amount of borrowing available to the Company under the revolving credit facility from $29 million to $33 million and the interest rate applicable to the revolving credit facility by 25 basis points to a range of Libor plus 1.75% to Libor plus 2.50%. All covenants under the loan agreement remained unchanged from the loan agreement, as amended by prior amendments. These loans are collateralized by substantially all of the Company’s assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. The loan agreement contains a subjective acceleration clause and lockbox arrangement; therefore, the borrowing under this agreement is classified as a current liability.

As of August 31, 2008, the Company was in violation of the financial covenant under the credit facility that requires the Company to maintain a certain liabilities to tangible net worth ratio. On October 8, 2008, the loan agreement was amended to change the liabilities to tangible net worth ratio as well as certain other financial covenants. As a result of the amendment the Company was brought into compliance with all of the financial covenant requirements.

At August 31, 2008 the interest rate under the revolving credit facility was Libor (2.47%) plus 1.75%, the Company had borrowed approximately $30.6 million and had $1.8 million available for future borrowings net of approximately $0.6 million in outstanding letters of credit. The facility matures in May 2011.

International Credit Facilities

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of inventory and accounts receivable. The maximum permitted borrowing under the payment facility is approximately $2.0 million of which $1.3 million was outstanding at August 31, 2008. The facility is considered a demand note and carries an interest rate of the Australian Commercial Bill Rate (7.23% as of August 31, 2008) plus 1.25%. The facility matures in March 2010.

The Company’s U.K. subsidiary has an asset based loan agreement with a domestic financial institution to provide a revolving credit facility with a borrowing capacity of $3.5 million for the Company’s U.K. operations. The facility has a term that varies with the term of the Company’s other domestic revolving credit facility and bears an interest rate that ranges from the Sterling reference rate or Libor plus 1.75% to the Sterling reference rate or Libor plus 2.50%. This agreement is collateralized by substantially all of the Company’s U.K. operation’s assets and is guaranteed by the Company. The agreement similarly prohibits the Company’s U.K. operations from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures, and prohibits the payment of dividends. At August 31, 2008 the interest rate was Sterling reference rate (5.10%) plus 1.75%. The Company’s U.K. operations had borrowed approximately $2.2 million under this facility and had $0.1 million available for future borrowing. The facility is considered a demand note and is guaranteed by the parent company.

The Company’s French subsidiary has a line of credit with three French financial institutions that allow it to borrow an aggregate of approximately $2.0 million against drafts presented for future settlement in payment of the subsidiary’s accounts receivable. As of August 31, 2008, the facilities bear interest rates that range from the Euro OverNight Index Average (4.36%) plus 1.00% to the Euro Interbank Offer Rate (4.40%) plus 1.50% and the subsidiary had borrowed approximately $0.1 million under these facilities.

Term Loan Facilities

The Company had a term loan financing arrangement under the asset based loan agreement that provided for repayment of this facility at a rate of $0.2 million per month. The term loan was fully repaid during the first quarter of fiscal 2009.

The Company’s Australian subsidiary has a term facility that matures in March 2010. The loan requires quarterly payments of AUD 0.1 million (US $0.1 million) with a final balloon payment. The balance of this term note was US $1.1 million at August 31, 2008. The term loan is collateralized by substantially all of the assets of the subsidiary as well as a parent company guaranty.

Mortgage Facility

The Company has a mortgage facility collateralized by its manufacturing, distribution and administrative facility in Canada. In May 2008, the Company entered into an agreement with its existing lenders to renew the Canadian mortgage for an additional three years. In June 2008, the Company amended its loan facility to draw down an additional CAD 0.5 million (US$ 0.5 million) under the existing Canadian mortgage. As of August 31, 2008, the mortgage balance was $2.1 million. The mortgage bears an interest rate of Libor (3.14% as of August 31, 2008) plus 2.00% and will mature in May 2011. The mortgage loan requires payments of less than $0.1 million per month.

The Company has a mortgage agreement collateralized by its manufacturing and distribution facility located in Adelanto, California. As of August 31, 2008, the mortgage balance is approximately $1.6 million. The mortgage bears an interest rate of Libor (2.47% at August 31, 2008) plus 1.50% and will mature in February 2013. The mortgage loan requires principal payments of less than $0.1 million per month with a balloon payment on maturity.

NOTE F – Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price of not less than 85% of the fair market value of the shares at the date of grant. Option term, vesting and exercise periods vary, except that the term of an option may not exceed 10 years. As of the current date, no options have been issued at a discount to market price.

The Company also grants stock appreciation rights for a fixed number of shares to various members of management. These rights vest three years after the grant date. The exercise price of the stock appreciation rights is equal to the fair market value of the shares at the date of grant.

The Company uses the Black-Scholes model, which requires the input of subjective assumptions, to value stock options and stock appreciation rights. These assumptions include estimating the length of time employees will retain their vested stock options and stock appreciation rights before exercising, the interest rate, the estimated volatility of the Company’s common stock price over the expected term and the number of options and stock appreciation rights that will ultimately not complete their vesting requirements. The expected stock price volatility is based on the historical volatility of the Company’s stock. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. No stock options or stock appreciation rights were issued during the first six months of fiscal 2009 or during fiscal 2008.

The fair value of each option at date of grant was estimated using the weighted average assumptions for grants noted in the table below. Expected volatility is based on the historical volatility of the Company’s stock. The expected lives of the options represents the period that the options granted are expected to be outstanding and was calculated based on historical averages. The risk free interest rate is based on the yield curve of a zero coupon U.S. Treasury bond. The Company does not expect to pay a dividend on common stock.

The following table represents the assumptions used to estimate the fair value of the stock appreciation rights outstanding as of August 31, 2008:

Expected stock price volatility	41.9%
Expected lives of options:
Directors and officers	4.2 years
Employees	4.2 years
Risk-free interest rate	2.5%
Expected dividend yield	0.0%

For both the three and six months ended August 31, 2008, the Company recognized compensation income of less than $0.1 million related to stock options issued and stock appreciation rights granted in previous periods. This amount is included in general and administrative expenses.

On August 8, 2008, the Company issued 3,000 shares of restricted stock to its non-employee directors. These shares vest on the one year anniversary of the grant date and the Company will recognize compensation expense related to these shares of less than $0.1 million over the next twelve months.

NOTE G – Income Taxes

The Company recorded a provision for income taxes in the second quarter of fiscal 2009 of approximately $0.6 million (43% effective tax rate), inclusive of valuation allowances on foreign net operating losses of approximately $0.1 million. This compares with a provision for income taxes in the second quarter of fiscal 2008 of approximately $1.5 million (96% effective tax rate), inclusive of US taxes on foreign deemed dividends of approximately $0.1 million and foreign net operating losses of approximately $0.2 million in the same period in fiscal 2008. For the six months ended August 31, 2008, the Company recorded a provision for income taxes of $1.4 million (40% effective tax rate). This compares with a provision for income taxes of $2.6 million (74% effective tax rate), inclusive of US taxes on foreign deemed dividends of approximately $0.4 million and foreign net operating losses of approximately $0.2 million in the same period in fiscal 2008. In all periods presented, the change in the put warrant liability is non-deductible for tax purposes. The fiscal 2009 and 2008 provisions were based upon the statutory tax rates available in every jurisdiction in which the Company operates.

In accordance with FIN 48, the Company recognized an increase of approximately $0.1 million in the liability for unrecognized tax benefits associated with uncertain income tax positions for both the three and six months ended August 31, 2008. The liability for unrecognized tax benefits was $0.5 million at August 31, 2008. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate. The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003. The Company has concluded its examination with the U.S. federal taxing authorities for fiscal year 2005. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense and had approximately $0.1 million of interest and penalties accrued at August 31, 2008.

NOTE H – Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. For both the three and six months ended August 31, 2008, there were approximately 0.1 million of common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive. For the three and six months ended August 31, 2007, the amount of anti-dilutive shares were 0.1 million and 0.2 million, respectively. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in thousands):

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2008	2007	2008	2007
Weighted average number of common shares outstanding – basic	3,426	3,436	3,429	3,438
Dilution from stock options and warrants	37	205	50	183

Weighted average number of common shares outstanding – diluted	3,463	3,641	3,479	3,621

NOTE I – Comprehensive Income

The Company records foreign currency translation adjustments as other comprehensive income. For the three months ended August 31, 2008 and 2007 comprehensive loss was $0.3 million and $0.8 million, respectively. For the six months ended August 31, 2008 and 2007 comprehensive income was $0.7 million in both periods.

Note J – Segment Information

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

The performance of the business is evaluated at the segment level. We manage cash, debt and income taxes centrally. Accordingly, we evaluate performance of our segments based on operating earnings exclusive of financing activities and income taxes. Segment results were as follows (in thousands):

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2008	2007	2008	2007
Sales
Domestic	$43,434	$38,223	$77,808	$77,197
Canada	5,800	6,022	12,037	11,859
Europe	4,152	5,355	8,929	10,605
Australia/New Zealand	6,658	6,756	13,284	12,872
Other	956	806	1,827	1,592

	$61,000	$57,162	$113,885	$114,125

Operating income (loss)
Domestic	$1,749	$1,827	$3,267	$3,407
Canada	441	1,157	1,343	2,328
Europe	63	(202)	284	(239)
Australia/New Zealand	(167)	336	(415)	404
Other	(110)	(181)	(153)	(299)

Subtotal	1,976	2,937	4,326	5,601
Other (income) expense	(33)	(687)	(145)	(686)

Operating income	$2,009	$3,624	$4,471	$6,287
Change in put warrant liability	—	(1,400)	—	(1,439)
Interest expense, net	(578)	(638)	(1,033)	(1,298)

Income before provision for income taxes	$1,431	$1,586	$3,438	$3,550

	As of August 31, 2008	As of February 29, 2008
Total assets
Domestic	$66,428	$49,949
Canada	9,734	9,594
Europe	9,418	9,943
Australia/New Zealand	12,167	13,499
Other	2,834	2,641

	$100,581	$85,626

The results from the Canadian operations do not contain allocations of corporate expenses and sales infrastructure and their product costs are not burdened based on Canada’s level of sales to external customers.

Amounts are attributed to the country of the legal entity that recognized the sale or holds the assets. Intercompany sales are billed at prices established by the Company. The prices take into account, among other things, the product cost and overhead of the selling location.

NOTE K – Contingencies

The Company is involved in litigation from time to time in the ordinary course of business. Based on information currently available to management, the Company does not believe that the outcome of any of the legal proceedings in which the Company is involved will have a material adverse impact on the Company.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. From fiscal 1999 through fiscal 2008, the Company has spent approximately $0.9 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for approximately the next three years. The accrued liability at August 31, 2008 was approximately $0.1 million.

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

NOTE L – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements. The Company is currently evaluating the impact of adopting the provisions of FSP 157-2.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 were effective for the Company beginning March 1, 2008. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS No. 159 and, therefore, the adoption of SFAS No. 159 did not have an impact on its consolidated financial statements.

NOTE M – Subsequent Event

On October 8, 2008, the Company amended its loan agreement with two domestic lenders to change certain financial covenants (see Note E).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company is a worldwide leader in the manufacturing, marketing and distribution of a broad line of specialty tools and flooring related products, marketing over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company’s products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. The Company has executed a growth strategy intended to improve overall performance and profitability of operations that includes expanding product offerings and increasing penetration with its largest customers, expanding market share by obtaining new customers, introducing new and innovative products, and enhancing the cross selling of products among its channels of distribution.

For the second quarter of fiscal 2009, sales increased by approximately $3.8 million or 7% compared to the same period in the previous fiscal year. The sales increase was primarily in the Company’s domestic operations due to the rollout of a national specialty tile tool program with the Company’s largest home center customer.

For the six months ended August 31, 2008, sales decreased by $0.2 million or less than 1% compared to the same period in the previous year. The sales decrease was primarily related to declines in the Company’s European operations of $1.7 million that were only partially offset by increased sales at the Company’s North American and the favorable impact of changes in foreign currency exchange rates on the Company’s foreign operations.

For the second quarter of fiscal 2009, gross profit increased by $1.4 million or 8% compared to the same period in the previous fiscal year. Gross profit as a percentage of sales, increased to 28.8% in the second quarter of fiscal 2009 from 28.3% in the second quarter of fiscal 2008, primarily due to favorable changes in product mix.

Gross profit for the six months ended August 31, 2008, increased by $0.9 million or 3% compared to the same period in the previous fiscal year. Gross profit as a percentage of sales, increased to 29.5% in the six months ended August 31, 2008 from 28.7% in the same period of the previous year due to favorable product mix.

For the second quarter of fiscal 2009, total operating expenses increased by $3.0 million or 24% compared to the second quarter of fiscal 2008. As a percentage of net sales, operating expenses were 26% in the second quarter of fiscal 2009 compared to 22% in the corresponding period in fiscal 2008. This increase is primarily due to additional shipping costs related to the additional sales and incremental shipping costs associated with the rollout of a national specialty tile tool program with the Company’s largest home center customer. Additionally, the second quarter of fiscal 2008 included the one-time gain of $0.6 million on the sales of the Company’s Stone Mountain operation.

For the six months ended August 31, 2008, operating expenses increased by $2.7 million or 10% compared to the same period in the previous year. As a percentage of sales, operating expenses were 26% for the six months ended August 31, 2008 compared to 23% for the six months ended August 31, 2007 due primarily to the additional shipping cost incurred in the second quarter of fiscal 2009.

Net income for the second quarter of fiscal 2009 was $0.8 million or $0.23 per diluted share compared to net income of $0.1 million or $0.02 per diluted share in the second quarter of fiscal 2008, an increase of $0.7 million or $0.21 per diluted share.

For the six months ended August 31, 2008, net income was $2.1 million or $0.59 per diluted share compared to net income of $0.9 million or $0.25 per diluted share for the six months ended August 31, 2007 due principally to the $1.4 million, non-tax deductible expense in fiscal 2008 relating to the settlement of the Company’s put warrant obligation.

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

The Company accounts for upfront consideration given to customers as a reduction to revenue at the earlier of the Company making payment or incurring an obligation to the customer, unless the Company has an agreement with the vendor in which the Company can control the benefit, in which case the incentive is recorded as a deferred cost asset and is expensed as a reduction to revenue over the term of the agreement. The Company evaluates the impairment of deferred cost assets on a quarterly basis.

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

Impairment Evaluations

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment, and identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs indefinite-lived impairment tests on at least an annual basis and more frequently in certain circumstances. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of certain indicators, the assets are assessed for impairment based on the future undiscounted cash flows expected to result from the use of the asset. For goodwill and other indefinite-lived intangibles, impairment assessments are generally determined using the estimated future discounted cash flows of the asset’s reporting unit using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In both instances, if the carrying amount of the asset being tested exceeds its fair value, an impairment of the value has occurred and the asset may be written down. The Company performs an impairment test on goodwill during the second quarter of each fiscal year using information available at May 31st.

Income Taxes

The Company estimates income tax in each jurisdiction in which it operates. This process involves estimating the Company’s current tax obligations and its deferred income taxes to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts each year-end. The Company must then consider the likelihood that any deferred tax assets will be recoverable from future taxable income and to the extent that it believes that recoverability is not likely, the Company establishes a valuation allowance.

The Company estimates the liability for unrecognized tax benefits associated with uncertain income tax positions. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate.

Results of Operations

Sales

Net sales for the second quarter of fiscal 2009 were $61.0 million compared to $57.2 million for the second quarter of fiscal 2008, an increase of $3.8 million or 7%.

Net sales at the Company’s domestic operations increased by $5.2 million in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. This increase was principally due to the increased sales penetration of existing products into new stores and the introduction of new products in existing stores at the Company’s largest home center customer as a result of the rollout of a national specialty tile tool program with this customer. This increase offset lower sales to other domestic home center and distributor customers. Sales declined in certain of the Company’s European operations by $1.2 million due to the general weakening in the economy. Currency translation gains contributed $0.9 million to the sales increase, primarily due to the strengthening of the Australian Dollar and the Euro compared to the U.S. Dollar.

Net sales for the six months ended August 31, 2008 were $113.9 million compared to $114.1 million for the six months ended August 31, 2007, a decrease of $0.2 million or less than 1%.

Net sales in certain of the Company’s European operations declined by $1.7 million in the six months ended August 31, 2008 compared to the same period in the previous year. This decline was partially offset by increased sales at the Company’s North America operations of $0.8 million. Currency translation gains increased sales by $2.7 million, primarily due to the strengthening of the Australian Dollar, Canadian Dollar and the Euro compared to the U.S. Dollar.

Sales from the Company’s non-North American subsidiaries were 19% and 23% of total sales in the second quarter of fiscal 2009 and 2008, respectively. For the six months ended August 31, 2008 and 2007, sales from the Company’s non-North American subsidiaries were 21% and 22% of total sales, respectively.

Gross Profit

Gross profit for the three months ended August 31, 2008 was $17.5 million compared to $16.2 million for the three months ended August 31, 2007, an increase of $1.4 million or 8%. As a percentage of net sales, gross profit increased to 28.8% in the second quarter of fiscal 2009 from 28.3% in the second quarter of fiscal 2008.

For the six months ended August 31, 2008, gross profit was $33.6 million compared to $32.7 million for the six months ended August 31, 2007, an increase of $0.9 million or 3%. As a percentage of sales, gross profit increased to 29.5% for the first six months of fiscal 2009 from 28.7% for the first six months of fiscal 2008.

The increase in gross profit in the three and six months ended August 31, 2008 compared to the same periods in the previous year was primarily attributable to the sales volume increases at the Company’s domestic operations, offset somewhat by a decline in gross profit due to non-recurring costs in the Company’s Australia/New Zealand operations. The increase in gross profit as a percentage of sales during the same period was due to favorable changes in product mix through a greater proportion of sales from higher margin underlayment and specialty tile tool products. Foreign currency exchange rate changes contributed $0.3 million and $0.9 million in additional gross profit for the three and six months ended August 31, 2008, respectively, primarily due to the strengthening of the Australian Dollar, Canadian Dollar and the Euro compared to the U.S. Dollar.

Operating Expenses

Operating expenses for the three months ended August 31, 2008 were $15.6 million compared to $13.2 million for the three months ended August 31, 2007, an increase of $2.4 million or 18%. For the six months ended August 31, 2008, operating expenses were $29.3 million compared to $27.1 million for the six months ended August 31, 2007, an increase of 2.2 million or 8%.

Shipping expenses for the second quarter of fiscal 2009 were $7.2 million compared to $5.7 million in the second quarter of fiscal 2008, an increase of $1.5 million or 27%. Changes in customer mix, with a larger proportion of sales from higher freight cost customers, resulted in $0.7 million of the shipping expense increase. Additional freight expense and labor cost of approximately $0.6 million were incurred in the second quarter of fiscal 2009 associated with the rollout of a national specialty tile tool program. The second quarter of fiscal 2009 incremental costs resulted in shipping expenses for the six months ended August 31, 2008 of $12.8 million compared to $11.8 million in the same period of the previous year, an increase of $1.0 million or 9%. For the second quarter of fiscal 2009 and 2008, shipping expenses as a percentage of sales were 12% and 10%, respectively. For the six months ended August 31, 2008 and 2007, shipping expenses as a percentage of sales were 11% and 10%, respectively.

General and administrative expenses for the second quarter of fiscal 2009 were $4.6 million compared to $4.1 million in the second quarter of fiscal 2008, an increase of $0.5 million or 11%. The increase principally was due to a one-time severance charge of $0.2 million in the second quarter of fiscal 2009 at the Company’s domestic operations and realized currency exchange gains of $0.2 million at the Company’s foreign operations. For the six months ended August 31, 2008, general and administrative expenses were $9.0 million compared to $8.8 million in the same period of the previous year, an increase of $0.2 million or 3% due to the incremental cost in the second quarter of fiscal 2009. As a percentage of net sales, general and administrative expenses were 8% and 7% in the second quarter of fiscal 2009 and 2008, respectively. For the six months ended August 31, 2008 and 2007, general and administrative expenses were consistent at 8% of sales.

Selling and marketing expenses for the second quarter of fiscal 2009 were $3.8 million compared to $3.4 million in the second quarter of fiscal 2008, an increase of $0.4 million or 10%. This increase is due to the reorganization of certain of the Company’s foreign distribution and sales operations. For the six months ended August 31, 2008, selling and marketing expenses were $7.4 million compared to $6.5 million in the same period of the previous year, an increase of $0.9 million or 13%. The reorganization within the Company’s Australia/New Zealand distribution and sales operations resulted in $0.6 million additional sales expense. In addition, increased expenses for trade shows and other product promotion activities at the Company’s domestic operations resulted in $0.3 million in additional marketing expenses. As a percentage of net sales, selling and marketing expenses were consistent at 6% in the second quarter of fiscal 2009 and 2008. For the six months ended August 31, 2008 and 2007, selling and marketing expenses were 7% and 6% of sales, respectively.

Other Income / Expense

During the three and six months ended August 31, 2008, the Company recorded royalty income of $0.1 million and $0.2 million respectively. In both periods this income was offset by a loss on sale of fixed assets at the Company’s Australian subsidiary of $0.1 million.

For the three and six months ended August 31, 2007, the Company recorded other income of $0.7 million that primarily consisted of the gain on the sale of the Company’s Stone Mountain operation in the second quarter of fiscal 2008.

Changes in the Put Warrant Liability

In the second quarter of fiscal 2008, the Company paid a cash settlement of its liability under the then outstanding Warrant Agreement between the Company and HillStreet Fund L.P. For the three and six months ended August 31, 2007, the Company’s expense was $1.4 million related to the change in the fair value of the put warrant liability.

Interest Expense

Interest expense for the three and six months ended August 31, 2008 was $0.6 million and $1.0 million respectively. These amounts compare to $0.6 million and $1.3 million for the same periods in the previous fiscal year. Average borrowings in fiscal 2009 have generally increased compared to fiscal 2008, while decreases in average interest rates have offset the cost of additional borrowings.

Income Taxes

The Company recorded a provision for income taxes for the three and six months ended August 31, 2008, of $0.6 million and $1.4 million, respectively. This compares with a provision for income taxes of $1.5 million and $2.6 million for the same periods in fiscal 2008. The effective tax rate for the three and six months ended August 31, 2008, was 43% and 40%, respectively. The effective tax rate for the three and six months ended August 31, 2007, was 96% and 74%, respectively.

The provision for income taxes in the second quarter of fiscal 2009 includes $0.1 million of taxes on foreign deemed dividends and a valuation allowance of $0.2 million on foreign net operating losses, which the Company determined are unlikely to provide a future benefit. The provision for income taxes for the six months ended August 31, 2007, includes $0.4 million of US tax credits and $0.2 million of valuation allowances on foreign net operating losses. In all periods presented, the change in the put warrant liability is non-deductible for tax purposes.

The fiscal 2009 and 2008 provision was based upon the statutory tax rates available in every jurisdiction in which the Company operates as adjusted for tax contingencies.

Net Income

As a result of the above, principally the settlement of the put warrant obligation in fiscal 2008 and returning to a more normalized effective tax rate, net income for the second quarter of fiscal 2009 was $0.8 million or $0.23 per diluted share compared with net income of $0.1 million or $0.02 per diluted share in the second quarter of fiscal 2008, an increase of $0.7 million or $0.21 per diluted share. For the six months ended August 31, 2008, net income was $2.1 million or $0.59 per diluted share compared to net income of $0.9 million or $0.25 per diluted share in the same period of fiscal 2008, an increase of $1.2 million or $0.34 per diluted share.

Liquidity and Capital Resources

Working capital was $7.9 million as of August 31, 2008, compared to $9.1 million at February 29, 2008, a decrease of $1.2 million.

Net cash used in operating activities during the first six months of fiscal 2009 was $9.5 million compared to net cash provided by operating activities of $2.4 million for the comparable fiscal 2008 period. During the first six months of fiscal 2009, the Company used net cash of $13.0 million associated with the increase in receivables, inventory, trade payables and other accrued liabilities principally related to the initial rollout of the national specialty tile tools program, and for the upfront consideration paid related to that program. For the same period in fiscal 2008, increases in inventory and accounts receivable used cash of $4.7 million and increases in trade payables and accrued liabilities provided cash of $2.1 million.

Net cash used in investing activities was less than $0.1 million in the first six months of fiscal 2009. This was comprised of the final proceeds from the sale of the Company’s O’Tool operation of $0.3 million that was offset by capital expenditures of $0.4 million. Cash provided by investing activities in the first six months of fiscal 2008 was $2.8 million, which was comprised of the initial proceeds from the sales of the Company’s O’Tool operation and proceeds from the sale of the Stone Holding operation of $3.1 million that was partially offset by capital expenditures of $0.3 million.

Net cash provided by financing activities was $9.6 million in the first six months of fiscal 2009 as compared to cash used in financing activities of approximately $4.9 million for the same period in the previous year. During the first six months of fiscal 2009 the Company borrowed an additional $10.2 million on its lines of credit primarily to finance the working capital requirements associated with the rollout of the national specialty tile tools program. During the first six months of fiscal 2009, the Company repaid $1.1 million of long-term debt, borrowed an additional $0.5 million under its existing Canadian mortgage facility and repurchased $0.2 million of its own stock. For the comparable fiscal 2008 period, the Company repaid $1.5 million on its line of credit and $2.4 million of long-term debt, settled the Company’s put warrant obligation of $2.3 million and refinanced $1.4 million of long-term debt associated with its Australian subsidiary.

During the second quarter of fiscal 2009, the Company entered into a purchase plan under which it may purchase up to $2,000,000 of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The Company funds the repurchases through the use of existing sources of liquidity, borrowings under the current credit facility or new borrowings. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for a discussion of the shares of common stock repurchased by the Company during the second quarter of fiscal 2009.

The Company uses several bank lines of credit to support the working capital requirements of its various operations. Refer to Note E to the notes to the consolidated financial statements for a discussion of the Company’s credit facilities.

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

Impact of Inflation and Changing Prices

During fiscal 2008 and continuing into fiscal 2009, the Company has experienced and the Company expects to continue to experience price increases in certain key commodities and in components related to the purchase of raw materials and finished goods. The Company believes that its level of gross profit as a percent of net sales is affected by these increases. Other than the changes described, the effect of inflation on our operations has been reasonably minimal.

Recently Issued Accounting Standards

Refer to Note L to the notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning, and include statements relating to the Company’s liquidity sources and the adequacy of those sources to meet the Company’s working capital needs, anticipated capital expenditures and debt obligations for the next twelve months; the Company’s ability to successfully execute its growth strategy, including expanding its market share, capitalizing on new customers, cross-selling its products, introducing new and innovative products, expanding existing product lines, and increasing its sales and market penetration; expectations regarding payment of dividends; expectations regarding recently issued accounting standards; the Company’s expectations regarding price increases in certain commodities and components related to the purchase of raw materials and finished goods; the expected impact of the outcome of any legal proceedings in which the Company is involved; the Company’s implementation of various measures to address the identified material weaknesses and to improve the overall effectiveness of internal controls over financial reporting; the Company’s expectation regarding its incurrence of amortization cost for trademarks and other intangibles in fiscal 2009; the amount and manner in which the Company may repurchase shares of its common stock and the source of funds for stock repurchases; the Company’s expectation regarding the expensing of deferred costs in fiscal 2009; the Company’s expectations regarding its future effective tax rate; the Company’s expectation regarding the total amount of unrecognized tax benefits over the next 12 months; the cost of compliance with Environmental Laws and the Company’s anticipated expenditures on monitoring of wells and other environmental activity for the next three years.

These forward-looking statements are based on currently available information and are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations (See Item 1A-Risk Factors). Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditures; the Company’s ability to comply with the ratios and covenants in the Company’s credit facilities; the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures; the Company’s dependence upon a limited number of customers for a substantial portion of its sales and the continued success of initiatives with those customers; the state of the housing, residential and commercial construction and home improvement markets; the success of the Company’s marketing and sales efforts; interruptions in supply or price changes in the items purchased by the Company; improvements in productivity and cost reductions; increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; the Company’s ability to maintain and improve its brands; the Company’s reliance upon certain major foreign suppliers; the impact of fluctuations in foreign currencies; the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it; the level of demand for the Company’s products among existing and potential new customers; the Company’s ability to successfully integrate its acquired businesses; the Company’s dependence upon the efforts of Mr. Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel; the Company’s ability to successfully integrate new management personnel into the Company; the Company’s ability to successfully implement measures to address the identified material weaknesses; the Company’s ability to accurately predict the number and type of employees required to conduct its operations and the compensation required to be paid to such personnel; the Company’s ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers; the availability of shares of common stock for repurchases; the availability of cash to effect stock repurchases; fluctuations in the market price of the Company’s common stock; the impact of new accounting standards on the Company; the Company’s belief that there will be no future adverse effect on the fair value of the Company’s goodwill or other intangible assets; decisions by management related to accounting issues, and regulation and litigation matters; the general economic conditions in North America and the world; and other risks and uncertainties described elsewhere herein and in other reports filed by the Company with the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

For the quarter ended August 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Lewis Gould, the Company’s Chief Executive Officer, and Richard Brooke, the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon the Company’s evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weaknesses in the Company’s internal control over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective as of August 31, 2008.

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

The Company has implemented and continues to implement various measures to address the identified material weaknesses and to improve the overall effectiveness of its internal control over financial reporting. The following steps are the Company’s planned measures to remediate the conditions leading to the above stated material weaknesses:

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

•

Review of Foreign Operations – (i) use of a comprehensive, standard financial close disclosure checklist, (ii) provide additional training to financial personnel at the Company’s foreign subsidiaries, and (iii) implement internal review functions over foreign operations coordinated through the Company’s corporate office.

Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2008, as part of the Company’s remedial measures discussed above relating to the Company’s foreign operations, the Company initiated the use of a recurring operation and finance report, and a quarterly financial close disclosure checklist. In addition, during the quarter the Company performed an on-site review of financial accounting at its Australian subsidiary.

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

The Company, its operations and performance are subject to risks. While the Company believes that its expectations are reasonable, they are not guarantees of future performance. The Company’s results could differ substantially from its expectations if any of the events described in these risks disclosed in the Company’s Form 10-K for the year ended February 29, 2008 occur.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended February 29, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2008-June 30, 2008	0	0	N/A	N/A
July 1, 2008-July 31, 2008	0	0	N/A	N/A
August 1, 2008-August 31, 2008	26,337	5.77	14,337	$1,914,156
Total	26,337	5.77	14,337	$1,914,156

Beginning in fiscal 1999, the Company has from time to time repurchased shares of its outstanding Common Stock from Ms. Susan Gould, Corporate Secretary, pursuant to a Board resolution. Ms. Gould is not obligated to sell any shares of Common Stock to the Company. As of August 31, 2008, Ms. Gould has sold a total of 138,038 shares to the Company under this resolution. During the second quarter of fiscal 2009, the Company repurchased 12,000 shares from Ms. Gould for approximately $0.1 million under this resolution.

During the second quarter of fiscal 2009, the Company repurchased 14,337 shares of Common Stock, including 10,000 shares in a privately negotiated transaction with Ms. Susan Gould, at an aggregate cost of approximately $0.1 million under the Company’s previously announced purchase plan pursuant to which the Company may purchase up to $2.0 million of its Common Stock from time to time on the open market or in privately negotiated transactions.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on August 8, 2008. The following matters were voted upon at the Annual Meeting:

(i) The election of the following five members to the Company’s Board of Directors:

Leonard Gould	Votes for:	3,125,039	Votes withheld:	1,351
Lewis Gould	Votes for:	3,114,806	Votes withheld:	11,584
David W. Kreilein	Votes for:	3,070,498	Votes withheld:	55,892
Emil Vogel	Votes for:	3,070,498	Votes withheld:	55,892
Robert G. Walters	Votes for:	3,123,931	Votes withheld:	2,459

(ii) The ratification of the appointment of Grant Thornton LLP as the Company’s independent certified public accountants for the fiscal year ending February 28, 2009.

For:	3,126,118
Against:	272

Item 6.	Exhibits

3.1	Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

4.1	Form specimen Certificate for Common Stock of the Company (1)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477) filed with the Securities and Exchange Commission on July 2, 1996, and incorporated herein by reference.
(2)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Q.E.P. CO., INC.

By:	/s/ Richard A. Brooke
Richard A. Brooke
Senior Vice President and
Chief Financial Officer
Duly Authorized Officer
October 15, 2008

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