Form 10-Q
period 2008-11-30
QEP CO INC
filed 2009-01-22
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

The number of shares outstanding of each of the registrant’s classes of common stock as of January 21, 2009 is 3,368,585 shares of Common Stock, par value $0.001 per share.

Q.E.P. CO., INC. AND SUBSIDIARIES

*	Information derived from the Company’s audited financial statements on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 30, 2008	February 29, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$896	$949
Accounts receivable, less allowance for doubtful accounts of $464 and $431 as of November 30, 2008 and February 29, 2008, respectively	27,276	32,543
Inventories	31,575	26,496
Prepaid expenses and other current assets	2,748	2,505
Deferred income taxes	741	754

Total current assets	63,236	63,247

Property and equipment, net	6,691	7,851
Deferred costs	2,606	—
Deferred income taxes	2,295	1,787
Goodwill	839	9,685
Other intangible assets, net	2,269	2,717
Other assets	273	339

Total Assets	$78,209	$85,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$15,957	$15,968
Accrued liabilities	9,450	11,690
Lines of credit	31,260	24,537
Current portion of long term debt	4,500	1,977

Total current liabilities	61,167	54,172
Notes payable	592	4,472
Other long term debt	—	250
Other long term liabilities	479	377

Total Liabilities	62,238	59,271

Commitments and Contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, 2,500,000 shares authorized, $1.00 par value; 336,660 shares issued and outstanding at November 30, 2008 and February 29, 2008	337	337
Common stock; 20,000,000 shares authorized, $.001 par value; 3,531,341 and 3,528,341 shares issued, and 3,367,585 and 3,433,363 shares outstanding at November 30, 2008 and February 29, 2008, respectively	3	3
Additional paid-in capital	10,251	10,154
Retained earnings	10,236	16,574
Treasury stock; 163,756 and 94,978 shares (held at cost) outstanding at November 30, 2008 and February 29, 2008, respectively	(1,113)	(756)
Accumulated other comprehensive income (loss)	(3,743)	43

Total Shareholders’ Equity	15,971	26,355

Total Liabilities and Shareholders’ Equity	$78,209	$85,626

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2008	2007	2008	2007
Net sales	$48,626	$54,590	$162,511	$168,715
Cost of goods sold	36,896	38,874	117,201	120,276

Gross profit	11,730	15,716	45,310	48,439
Operating costs and expenses:
Shipping	5,276	5,473	18,094	17,252
General and administrative	3,801	5,014	12,839	13,827
Selling and marketing	3,176	3,444	10,574	9,974
Impairment of goodwill	7,927	—	7,927	—
Other expense (income), net	(100)	(167)	(245)	(853)

Total operating costs and expenses	20,080	13,764	49,189	40,200

Operating income (loss)	(8,350)	1,952	(3,879)	8,239

Change in put warrant liability	—	—	—	(1,439)
Interest expense, net	(542)	(656)	(1,575)	(1,954)

Income (loss) before provision for income taxes	(8,892)	1,296	(5,454)	4,846

Provision (benefit) for income taxes	(516)	502	871	3,136

Net income (loss)	$(8,376)	$794	$(6,325)	$1,710

Net income (loss) per share:
Basic	$(2.48)	$0.23	$(1.86)	$0.49

Diluted	$(2.48)	$0.22	$(1.86)	$0.47

Weighted average number of common shares outstanding
Basic	3,377	3,430	3,412	3,436

Diluted	3,377	3,567	3,412	3,603

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended November 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(6,325)	$1,710

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,355	1,565
Impairment of goodwill	7,927	—
Change in fair value of put warrant liability	—	1,439
Write-off of realized accumulated foreign translation adjustment	—	323
Bad debt expense	182	159
Gain on sale of equipment	—	(135)
Gain on sale of businesses	—	(605)
Stock-based compensation expense	(38)	254
Deferred income taxes	(482)	2,283
Changes in assets and liabilities:
Accounts receivable	1,744	935
Inventories	(8,232)	(2,463)
Prepaid expenses and other current assets	(403)	(235)
Deferred costs and other assets	(2,545)	22
Trade accounts payable and accrued liabilities	209	(2,196)

Net cash provided by (used in) operating activities	(6,608)	3,056

Cash flows from investing activities:
Capital expenditures	(824)	(2,754)
Proceeds from sale of equipment	—	244
Proceeds from sale of businesses	335	3,589

Net cash provided by (used in) investing activities	(489)	1,079

Cash flows from financing activities:
Net borrowings under lines of credit	8,280	530
Borrowings of long-term debt	478	1,683
Repayments of long-term debt	(1,197)	(3,520)
Settlement of put warrant liability	—	(2,300)
Purchase of treasury stock	(359)	(100)
Proceeds from exercise of stock options	—	34
Dividends	(13)	(22)

Net cash provided by (used in) financing activities	7,189	(3,695)

Effect of exchange rate changes on cash	(145)	82

Net increase (decrease) in cash	(53)	522

Cash and cash equivalents at beginning of period	949	822

Cash and cash equivalents at end of period	$896	$1,344

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Interim Reporting

The accompanying financial statements for the interim periods are unaudited and include the accounts of Q.E.P. Co., Inc. and its subsidiaries, which are collectively referred to as “we”, “us”, “our”, “Q.E.P.” or the “Company”. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 (“fiscal 2008”). The results of operations for the three and nine months ended November 30, 2008 are not necessarily indicative of the results to be expected in future quarters or for the year ending February 28, 2009. All significant intercompany transactions have been eliminated.

The Company’s fiscal year ends on February 28, 2009 (“fiscal 2009”). All references to the first, second and third quarter of fiscal 2009 are to the quarter ended May 31, August 31 and November 30, 2008, respectively.

Q.E.P. Co., Inc. is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.®, ROBERTS®, Capitol®, Vitrex®, PRCI® and Elastiment®, the Company markets specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company markets approximately 3,000 products in the US, Canada, Europe, Australia, Latin America and Asia. The Company sells its products primarily to large home improvement retail centers, as well as traditional distribution outlets in all of the markets it serves.

The Company had breached certain financial covenants under the domestic credit facility as of November 30, 2008 and, accordingly, was in default under that credit facility and under certain other international and domestic facilities. As a result, the Company entered into a Forbearance Agreement through March 16, 2009 applicable to the Company’s domestic credit facility. See Note E – Debt. There can be no assurance that the Company will be in compliance with the terms of its credit facilities upon the termination of the Forbearance Agreement, or able to either amend its credit facilities or obtain continued forbearance on terms acceptable to the Company, or at all. If the lenders elect to pursue their remedies under one or more of the credit facilities, including limiting or terminating the Company’s right to borrow, the Company may be unable to obtain the liquidity it needs to continue its operations as a going concern.

NOTE B – Inventories

Inventories consisted of the following (in thousands):

	November 30, 2008	February 29, 2008
Raw materials and work-in-process	$4,331	$3,891
Finished goods	27,244	22,605

	$31,575	$26,496

NOTE C – Goodwill and Other Intangible Assets

Intangible assets with definite lives are amortized or expensed. Intangibles with indefinite lives, such as goodwill, are tested annually for impairment or when events or changes in circumstances indicate the carrying value may not be recoverable.

The Company performs an impairment test on goodwill during the second quarter of each fiscal year using information available at May 31st. The Company performed an impairment test during the second quarter of fiscal 2009 and determined that there was no impairment to goodwill. However, deterioration in the credit markets has created substantial general market volatility resulting in significant declines in the market values of a broad range of equity securities. The Company’s market valuation similarly has been affected by these market conditions, which market valuation is a critical consideration in the determination of the fair value of the Company’s reporting units.

Accordingly, the Company updated the fair value of its reporting units used in the impairment test performed in the second quarter of fiscal 2009. The updated valuations considered market approaches, the present value of future cash flows and the market valuation of the Company as at November 30, 2008. As a result, the fair value of certain of the Company’s reporting units was below their carrying amounts and the Company recorded a non-cash charge of $7.9 million for the impairment of goodwill. The non-cash charge was recorded in the Company’s Domestic ($6.5 million), Australia/New Zealand ($1.1 million) and European ($0.3 million) segments. After the third quarter non-cash charge for impairment, $0.9 million of goodwill remains in the Canada segment; no balance remains in the Domestic, Australia/New Zealand, European or Other segments.

The Company will continue to assess the impairment of goodwill and other intangible assets in the future, which assessment may continue to be affected by adverse changes in the Company’s market valuation or in its operating performance and resulting cash flows and which may have a material impact on the Company’s future results of operations.

Goodwill as of November 30, 2008 includes a reduction related to foreign currency translation for the three and nine months ended November 30, 2008 of $0.6 million and $0.9 million, respectively.

All other intangible assets are subject to amortization. The total balance of definite-lived intangible assets is classified as follows (in thousands):

	Weighted Avg Useful Life	November 30, 2008			February 29, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	20	$2,985	$(1,263)	$1,722	$3,081	$(1,165)	$1,916
Other intangibles	5	1,197	(650)	547	1,419	(618)	801

		$4,182	$(1,913)	$2,269	$4,500	$(1,783)	$2,717

The Company incurred approximately $0.1 million and $0.2 million of amortization cost for trademarks and other intangibles in the three and nine months ended November 30, 2008. The Company expects to incur a total of approximately $0.3 million of amortization cost for trademarks and other intangibles in fiscal 2009. Other intangibles include customer lists, non-compete agreements and patents.

NOTE D – Deferred Costs

The Company records the upfront consideration given to customers associated with future purchase agreements as deferred costs within the noncurrent assets classification. These deferred costs are expensed as a reduction to sales on a straight line basis over the term of the agreement. As of November 30, 2008, the Company had unamortized deferred costs of $2.6 million. No deferred costs were recorded as of February 29, 2008. The Company evaluates the impairment of deferred costs on a quarterly basis.

The Company expensed approximately $0.4 million and $1.1 million of deferred costs in the three and nine months ended November 30, 2008. The Company expects to expense approximately $1.4 million of deferred costs in fiscal 2009.

NOTE E – Debt

General

The Company has breached certain financial covenants under its revolving credit facility and its Canadian mortgage facility as of November 30, 2008 as a result of its third quarter fiscal 2009 operating loss. Accordingly, the Company was in default under the revolving credit facility and the Canadian mortgage facility, as well as under certain other international and domestic facilities. Unless waived by the lenders, the lenders have the right to prohibit additional borrowing under the facilities, accelerate the Company’s indebtedness under the facilities, and take other actions as provided for in each of the credit facilities. On January 22, 2009, the Company entered into a Forbearance Agreement applicable to the Company’s revolving credit facility and its Canadian mortgage facility.

Revolving Credit Facility

The Company has an asset based loan agreement with two domestic financial institutions to provide a revolving credit facility and mortgage financing. These financings are collateralized by substantially all of the Company’s assets. The agreement allows the Company to borrow against a certain percentage of accounts receivable and inventories. The interest rate applicable to the revolving credit facility ranges from Libor plus 1.75% to Libor plus 2.50% or, in the event of default, the interest rate otherwise applicable under the loan agreement plus 2.00%. The agreement prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures, and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. The facility matures in May 2011. The loan is classified as a current liability.

Pursuant to the terms of the Forbearance Agreement, the borrowing available under the revolving credit facility was reduced from $35 million to $30 million and the lenders agreed to forbear from exercising any of their default rights and remedies in response to the occurrence and continuance of the default through March 16, 2009, subject to the Company’s compliance with certain requirements enumerated in the Forbearance Agreement.

At November 30, 2008, the interest rate under the revolving credit facility was Libor (1.44%) plus 1.75%, the Company had borrowed approximately $28.2 million and had $0.9 million available for future borrowings, net of approximately $0.5 million in outstanding letters of credit. Effective with the implementation of the Forbearance Agreement, the revolver bears an interest rate of Libor plus 4.50%.

International Credit Facilities

The Company’s U.K. subsidiary has an asset based loan agreement with a domestic financial institution that provides a revolving credit facility that allows the subsidiary to borrow against a certain percentage of accounts receivable and inventories up to $3.5 million. The facility includes cross-default provisions with the Company’s other domestic revolving credit facility and has an interest rate and term that varies with the interest rate and term of the Company’s other domestic revolving credit facility. This agreement is collateralized by substantially all of the Company’s U.K. operation’s assets and is guaranteed by the Company. The agreement prohibits the Company’s U.K. operations from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures, and prohibits the payment of dividends. At November 30, 2008 the interest rate was the financial institution’s Sterling reference rate (3.10%) plus 1.75%, the Company’s U.K. operations had borrowed approximately $1.7 million under the facility and $0.1 million was available for future borrowing. Effective with the implementation of the Forbearance Agreement, the U.K. facility bears an interest rate of the financial institution’s Sterling reference rate or Libor plus 4.50%. The facility is considered a demand note.

The Company’s Australian subsidiary has a payment facility that allows it to borrow against a certain percentage of accounts receivable and inventories. The maximum permitted borrowing under the payment facility is approximately $1.3 million of which $1.0 million was outstanding at November 30, 2008. The facility is considered a demand note and carries an interest rate of the Australian Commercial Bill Rate (4.10% as of November 30, 2008) plus 1.25%. The facility matures in March 2010.

The Company’s French subsidiary has a line of credit with three French financial institutions that allow it to borrow an aggregate of approximately $1.6 million against drafts presented for future settlement in payment of the subsidiary’s accounts receivable. As of November 30, 2008, the facilities bear interest rates that range from the Euro OverNight Index Average (2.97%) plus 1.00% to the Euro Interbank Offer Rate (3.15%) plus 1.50% and the subsidiary had borrowed approximately $0.4 million under these facilities.

Term Loan Facilities

The Company had a term loan financing under its domestic loan agreement that provided for repayment of this facility at a rate of $0.2 million per month. The term loan was fully repaid during the first quarter of fiscal 2009.

The Company’s Australian subsidiary has a term facility that matures in March 2010. The loan requires quarterly payments of AUD 0.1 million (US $0.1 million) with a final balloon payment. The balance of this term note was US $0.7 million at November 30, 2008. The term loan is collateralized by substantially all of the assets of the subsidiary and is guaranteed by the Company.

Mortgage Facilities

The Company has a mortgage facility collateralized by its manufacturing, distribution and administrative facility in Canada. In May 2008, the Company entered into an agreement with its existing lenders to renew the Canadian mortgage for an additional three years. In June 2008, the Company amended the facility to draw down an additional CAD 0.5 million (US$ 0.4 million). As of November 30, 2008, the mortgage balance was $1.8 million. The mortgage bears an interest rate of Libor (3.10% as of November 30, 2008) plus 2.00% or, in the event of default, Libor plus 4.00%, and matures in May 2011. The mortgage loan requires payments of less than $0.1 million per month.

The Company also has a mortgage facility collateralized by its manufacturing and distribution facility in Adelanto, California. As of November 30, 2008, the mortgage balance was approximately $1.6 million. The mortgage bears an interest rate of Libor (1.44% at November 30, 2008) plus 1.50%, will mature in February 2013 and includes cross default provisions. The mortgage loan requires principal payments of less than $0.1 million per month with a balloon payment on maturity. In the event that the mortgage is declared to be in default as a result of the implementation of the Forbearance Agreement, unless waived by the mortgagor, the mortgagor could accelerate the Company’s indebtedness thereunder and increase the interest rate or take other actions as provided for in the facility.

As a result of the implementation of the Forbearance Agreement, the noncurrent portion of the mortgage facilities has been reclassified to current liabilities and included in current portion of long term debt.

Other Debt

At November 30, 2008, the outstanding balance of an unsecured note issued in connection with a 1999 acquisition was approximately $0.3 million with an interest rate of 7%; the outstanding balance of an unsecured note issued in connection with a 2004 acquisition was approximately $0.3 million with an interest rate equal to the EURIBOR three month rate (3.85%); and the outstanding balance of an unsecured note issued in connection with a 2005 acquisition was approximately $0.1 million with an interest rate equal to the Australian 180-day commercial bill rate (4.10%).

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

The Company uses the Black-Scholes model, which requires the input of subjective assumptions, to value stock options and stock appreciation rights. These assumptions include estimating the length of time employees will retain their vested stock options and stock appreciation rights before exercising, the interest rate, the estimated volatility of the Company’s common stock price over the expected term and the number of options and stock appreciation rights that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. No stock options or stock appreciation rights were issued during the first nine months of fiscal 2009 or during fiscal 2008.

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

The following table represents the assumptions used to estimate the fair value of the stock appreciation rights outstanding as of November 30, 2008:

Expected stock price volatility	41.9%
Expected lives of options:
Directors and officers	4.2 years
Employees	4.2 years
Risk-free interest rate	2.5%
Expected dividend yield	0.0%

For both the three and nine months ended November 30, 2008, the Company recognized compensation income of less than $0.1 million related to stock options issued and stock appreciation rights granted in previous periods. This amount is included in general and administrative expenses.

On August 8, 2008, the Company issued 3,000 shares of restricted stock to its non-employee directors. These shares vest on the one year anniversary of the grant date and the Company will recognize compensation expense related to these shares of less than $0.1 million over the next twelve months.

NOTE G – Income Taxes

The Company recorded a benefit for income taxes for the three months ended November 30, 2008 of approximately $0.5 million (6% effective tax rate) and a provision for income taxes for the nine months ended November 30, 2008 of approximately $0.9 million

(-16% effective tax rate). This compares with a provision for income taxes of approximately $0.5 million (39% effective tax rate) and $3.1 million (65% effective tax rate) for the same periods of fiscal 2008.

In all periods presented, the Company’s tax benefits or provisions use the statutory tax rates in each jurisdiction in which the Company operates in estimating its current tax obligations and its deferred income taxes to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts, as adjusted for estimated valuation allowances. Approximately $6.7 million of the third quarter impairment loss on goodwill does not generate an income tax benefit in the tax jurisdictions that have been affected by the loss, the change in the put warrant liability is non-deductible for tax purposes and a valuation allowance on foreign net operating losses was recorded of approximately $0.1 million and $0.2 million for the three and nine months ended November 30, 2008 and of approximately $0.2 million and $0.5 million for the same periods of fiscal 2008. In addition, a change in the Company’s estimate of fiscal 2009 effective tax rate during the third quarter of fiscal 2009 reduced the third quarter tax benefit by $0.3 million. Accordingly, the effective rate in each of the periods presented was in excess of our statutory rates.

In accordance with FIN 48, the Company recognized an increase of approximately $0.1 million in the liability for unrecognized tax benefits associated with uncertain income tax positions for both the three and nine months ended November 30, 2008. The liability for unrecognized tax benefits was $0.5 million at November 30, 2008. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate.

After adjustment for each of these differences, the effective tax rate for fiscal 2009 was 43.7% and the effective tax rate for fiscal 2008 was 38.5%.

NOTE H – Earnings Per Share

Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. For the three and nine months ended November 30, 2007, the amount of anti-dilutive shares were less than 0.1 million and 0.2 million, respectively. The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in thousands):

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding - basic	3,377	3,430	3,412	3,436
Dilution from stock options and warrants	—	137	—	167

Weighted average number of common shares outstanding - diluted	3,377	3,567	3,412	3,603

NOTE I – Comprehensive Income

The Company records foreign currency translation adjustments as other comprehensive income. For the three and nine months ended November 30, 2008, comprehensive loss was $10.8 million and $10.1 million, respectively. For the three and nine months ended November 30, 2007, comprehensive income was $2.7 million and $3.4 million, respectively.

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

The performance of the business is evaluated at the segment level. Cash, debt and income taxes are managed centrally. Accordingly, we evaluate performance of our segments based on operating earnings exclusive of financing activities and income taxes. Segment results were as follows (in thousands):

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2008	2007	2008	2007
Sales
Domestic	$32,687	$34,760	$110,494	$111,957
Canada	6,011	6,625	18,048	18,484
Europe	3,494	4,760	12,424	15,365
Australia/New Zealand	5,588	7,615	18,872	20,487
Other	846	830	2,673	2,422

	$48,626	$54,590	$162,511	$168,715

Operating income (loss)
Domestic	$(7,006)	$1,430	$(3,739)	$4,865
Canada	543	1,094	1,886	3,422
Europe	(339)	(997)	(55)	(1,242)
Australia/New Zealand	(1,485)	426	(1,900)	808
Other	(163)	(168)	(316)	(467)

Subtotal	(8,450)	1,785	(4,124)	7,386
Other (income) expense	(100)	(167)	(245)	(853)

Operating income (loss)	$(8,350)	$1,952	$(3,879)	$8,239

Change in put warrant liability	—	—	—	(1,439)
Interest expense, net	(542)	(656)	(1,575)	(1,954)

Income (loss) before provision for income taxes	$(8,892)	$1,296	$(5,454)	$4,846

	As of November 30, 2008	As of February 29, 2008
Total assets
Domestic	$52,781	$49,949
Canada	8,060	9,594
Europe	7,539	9,943
Australia/New Zealand	7,471	13,499
Other	2,358	2,641

	$78,209	$85,626

The results for the three and nine months ended November 30, 2008 include a non-cash charge for impairment of goodwill of $6.5 million in Domestic, $1.1 million in Australia/New Zealand and $0.3 million in Europe segments.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. From fiscal 1999 through the third quarter of fiscal 2009, the Company has spent approximately $0.9 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for approximately the next three years. The accrued liability at November 30, 2008 was approximately $0.1 million.

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

During fiscal 2005, the Company settled a lawsuit that was filed in December 2002 against Roberts Holdings International, Inc., an inactive subsidiary of the Company, in which the Company agreed to pay $40,000 per year for five years. In accordance with the settlement agreement, the final payment was made in October 2008.

On October 29, 2007, Roberts Consolidated Industries, Inc. and Roberts Holding International, Inc., wholly owned subsidiaries of the Company, received a notice of claim for indemnity from International Paper Corporation, one of many defendants named in a Verified Complaint in the lawsuit captioned John Rosebery et al v. 3M Marine, et al. pending in the New York Supreme Court, County of Suffolk. The suit has been dismissed against International Paper Corporation without any payment and it is unknown at this time whether it will seek indemnification for costs incurred in its defense.

On June 13, 2008, the Company, and Roberts Consolidated Industries, Inc. and Roberts Capitol, Inc., wholly-owned subsidiaries of the Company were named as defendants in an environmental suit brought by Barrett Properties, LLC and CEA, LLC (CEA) in the Superior Court of Whitfield County, Georgia. Plaintiffs are the owner and former owner of real property on which Roberts Capitol, Inc. (Roberts Capitol) currently operates a facility manufacturing adhesives. The complaint alleges the discharge of hazardous waste in 1995, ten years before Roberts Capitol began to occupy the premises, and since 2005 when Roberts Capitol began to occupy the premises. As of the date of the filing of the complaint, CEA alleged that it had incurred clean up costs in the amount of approximately $0.4 million. Roberts Capitol and the two affiliated companies have denied all liability and intend to contest the claims vigorously.

NOTE L – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements. The Company is currently evaluating the impact of adopting the provisions of FSP 157-2.

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

NOTE M – Subsequent Event

On January 22, 2009, the Company entered into a Forbearance Agreement with two domestic lenders. See Note E herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company is a worldwide leader in the manufacturing, marketing and distribution of a broad line of specialty tools and flooring related products, marketing over 3,000 specialty tools and related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company’s products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. The Company’s growth strategy is directed at improving overall performance and profitability of operations and includes expanding product offerings and increasing penetration with its largest customers, expanding market share by obtaining new customers, introducing new and innovative products, enhancing the cross selling of products among its channels of distribution, and implementing cost reduction and cash management measures discussed below.

During the third quarter of fiscal 2009, the continued weakness and further deterioration of the economic environment made it a very challenging operating environment for our industry. Falling home prices, increases in foreclosure rates, decreases in new construction, increases in unemployment rates, significant declines in the equity markets, a tightening of credit availability, and concerns about the general health of the global economy have led to a significant decline in consumer confidence and consumer discretionary spending resulting in a significant softening of the residential and commercial improvement and construction markets. This softening of the residential and commercial improvement and construction markets along with the continued weakness and further deterioration of the global economic environment in the third quarter of fiscal 2009 led to a decrease in sales by customers in almost all of the markets in which we operate and in the implementation of inventory management programs by our most significant customers. Although the effects of the challenging global economic environment were more sharply experienced by our domestic segment, our international segments also felt the economic pressure that we have been experiencing in the U.S. As a result, net sales decreased 11.0% to $48.6 million in the third quarter of fiscal 2009 from $54.6 million in the comparable fiscal 2008 quarter.

Additionally, the deterioration in the global economic environment has resulted in significant volatility in the global currency markets. Substantially all of the revenues of our international operations are denominated in currencies other than the U.S. dollar, including the Canadian dollar, the Euro and the Australian dollar, although significant portions of our international operations’ purchases are priced in U.S. dollars. Most recently, currency volatility has resulted in a substantial strengthening of the U.S. dollar against these three currencies. A relatively stronger U.S. dollar means that the revenues of our international operations will translate into lower U.S. dollar amounts. Moreover, inflationary pressures in China and the general strengthening of the Chinese Renminbi against the U.S. dollar during the year put increased pressures on pricing from major suppliers.

As we look forward to the balance of fiscal year 2009 and the full fiscal year 2010, it is extremely difficult to project how long the weakness in the global economic environment will continue and whether the global economic environment will deteriorate any further, which would further negatively impact our results of operations.

Due to the current global economic environment and the corresponding decline in sales, earnings and cash flow, and a potential for additional declines in subsequent periods if the global macroeconomic trends continue, we are taking significant actions to reduce expenses and adjust our operating plans. Our cost reduction and cash management measures include workforce reductions, business restructuring, reduced work schedules for manufacturing and distribution personnel, salary reduction and restoration program applicable to all salaried personnel, reductions in planned expenses, and tighter purchasing, inventory and working capital management.

As indicated above, for the third quarter of fiscal 2009, sales decreased by $6.0 million or 11% compared to the same period in the previous fiscal year. For the nine months ended November 30, 2008, sales decreased by $6.2 million or 4% compared to the same period in the previous year. The sales decrease was across all of the Company’s significant operations and was primarily related to the global economic downturn and, in the third quarter of fiscal 2009, changes in currency exchange rates.

For the third quarter of fiscal 2009, gross profit decreased by $4.0 million or 25% compared to the same period in the previous fiscal year. Gross profit as a percentage of sales decreased to 24.1% in the third quarter of fiscal 2009 from 28.8% in the third quarter of fiscal 2008. Gross profit for the nine months ended November 30, 2008, decreased by $3.1 million or 6% compared to the same period in the previous fiscal year. Gross profit as a percentage of sales, decreased to 27.9% in the nine months ended November 30, 2008 from 28.7% in the same period of the previous year. This decrease is primarily due to lower sales volume and to selling price concessions and increased rebates and allowances associated with one of the Company’s home center customers.

For the third quarter of fiscal 2009, total operating expenses increased by $6.3 million compared to the third quarter of fiscal 2008, principally due to a $7.9 million non-cash goodwill impairment charge. Total operating expenses for the third quarter of fiscal 2009 excluding the goodwill impairment charge decreased by $1.6 million or 12% compared to the third quarter of fiscal 2008. As a percentage of net sales, operating expenses excluding the impairment charge were 25% in both the third quarter of fiscal 2009 and 2008.

For the nine months ended November 30, 2008, total operating expenses increased by $9.0 million or 22% compared to the nine months ended November 30, 2007, principally due to the goodwill impairment charge. For the nine months ended November 30, 2008, operating expenses excluding the goodwill impairment charge increased by $1.1 million or 3% compared to the same period in the previous year. As a percentage of sales, operating expenses excluding the impairment charge were 25% for the nine months ended November 30, 2008 compared to 24% for the nine months ended November 30, 2007. This increase is primarily due to additional shipping costs incurred in the second quarter of fiscal 2009 related to the rollout of a national specialty tile tool program with one of the Company’s home center customers. Additionally, the second quarter of fiscal 2008 included the one-time gain of $0.6 million on the sales of the Company’s Stone Mountain operation.

Principally as a result of the decline in the Company’s market valuation during the third quarter of fiscal 2009, the Company reevaluated the carrying value of goodwill. The impairment tests indicated that the carrying amount of the goodwill exceeded fair value in certain of the Company’s operations, and led the Company to conclude that goodwill was impaired. The Company recorded a non-cash impairment charge of $7.9 million to reduce the carrying value of goodwill to its implied fair value. The non-cash charge for impairment was recorded at the Company’s Domestic ($6.5 million), Australia/New Zealand ($1.1 million) and Europe ($0.3 million) segments.

Net loss for the third quarter of fiscal 2009 was $8.4 million or $2.48 per diluted share compared to net income of $0.8 million or $0.22 per diluted share in the third quarter of fiscal 2008, a decrease of $9.2 million or $2.70 per diluted share. For the nine months ended November 30, 2008, net loss was $6.3 million or $1.86 per diluted share compared to net income of $1.7 million or $0.47 per diluted share for the nine months ended November 30, 2007, a decrease of $8.0 million or $2.33 per diluted share. The decrease was due principally to the global economic downturn and the $7.9 million non-cash impairment charge partially offset by $1.4 million, non-tax deductible, expense in fiscal 2008 relating to the settlement of the Company’s put warrant obligation.

Critical Accounting Policies and Estimates

Revenue Recognition

Sales are recognized when merchandise is shipped and title has passed to the customer, the selling price is fixed and determinable and collectability of the sales price is reasonably assured. Such revenue is recorded net of estimated sales returns, discounts and allowances. The Company establishes reserves for returns and allowances based on current and historical information and trends. Sales and accounts receivable have been reduced by such amounts.

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

Impairment Evaluations

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment, and identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs indefinite-lived impairment tests on at least an annual basis and more frequently in certain circumstances. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of certain indicators, the assets are assessed for impairment based on the future undiscounted cash flows expected to result from the use of the asset. For goodwill and other indefinite-lived intangibles, impairment assessments are generally determined using the estimated future discounted cash flows of the asset’s reporting unit using a discount rate determined by management to be commensurate with the Company’s market valuation and the risk inherent in the current business model. In both instances, if the carrying amount of the asset being tested exceeds its fair value, an impairment of the value has occurred and the asset may be written down. The Company performs its annual impairment test on goodwill during the second quarter of each fiscal year using information available at May 31st.

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

Results of Operations

Sales

Net sales for the third quarter of fiscal 2009 were $48.6 million compared to $54.6 million for the third quarter of fiscal 2008, a decrease of $6.0 million or 11%.

Net sales at the Company’s domestic operations decreased by $2.1 million in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Sales increased with the Company’s largest home center customer due to penetration of existing products into new stores and the introduction of new products in existing stores, although this increase was partially offset by both decreases in the customer’s inventory of the Company’s products and the effects of the general economic downturn. Sales to other domestic home center and distributor customers declined as purchases of the Company’s products were similarly affected by inventory management programs and the general economic downturn. Sales also declined in the Company’s Canadian operation by $0.6 million, European operations by $1.3 million and Australia/New Zealand operations by $2.0 million principally due to significant weakening of local currencies against the U.S. Dollar and to the general weakening in each of the economies in which they operate. Currency translation contributed $2.7 million to the sales decrease, primarily due to the weakening of the Australian Dollar and the Euro compared to the U.S. Dollar.

Net sales for the nine months ended November 30, 2008 were $162.5 million compared to $168.7 million for the nine months ended November 30, 2007, a decrease of $6.2 million or 4%.

The decrease in net sales for the fiscal year 2009 to date compared to the nine months of fiscal 2008 include a decline in the Company’s domestic operation sales of $1.5 million reflecting the net effect of increased sales to the Company’s largest home center customer due to penetration of existing products into new stores and the introduction of new products in existing stores, offset by the effects of inventory reductions and the weakening of the economy; lower sales to other domestic customers due to changes in distribution policies, inventory reductions and the increasing affects of general economic conditions; and the sale of the Company’s O’Tool and Stone Mountain operations in the first two quarters of the year.

In addition, the Company’s foreign operations experienced the effects of weakening economic circumstances as net sales for the nine months ended November 30, 2008 compared to the same period in the previous year, declined in the Company’s Canadian operation by $0.4 million, European operation by $2.9 million and Australia/New Zealand operation by $1.6 million. Currency translation did not have a significant impact on net sales for the nine months ended November 30, 2008.

Net sales from the Company’s non-North American subsidiaries were 20% and 24% of total net sales in the third quarter of fiscal 2009 and 2008, respectively. For the nine months ended November 30, 2008 and 2007, net sales from the Company’s non-North American subsidiaries were 21% and 23% of total net sales, respectively.

Gross Profit

Gross profit for the three months ended November 30, 2008 was $11.7 million compared to $15.7 million for the three months ended November 30, 2007, a decrease of $4.0 million or 25%. As a percentage of net sales, gross profit declined to 24.1% in the third quarter of fiscal 2009 from 28.8% in the third quarter of fiscal 2008.

For the nine months ended November 30, 2008, gross profit was $45.3 million compared to $48.4 million for the nine months ended November 30, 2007, a decrease of $3.1 million or 6%. As a percentage of sales, gross profit declined to 27.9% for the first nine months of fiscal 2009 from 28.7% for the first nine months of fiscal 2008.

The decrease in gross profit in the three and nine months ended November 30, 2008 compared to the same periods in the previous year was partially attributable to the sales volume decrease at the Company’s domestic and foreign operations. Additionally, the Company’s domestic operation provided its largest home center customer with additional sales rebates and allowances, and price concessions on certain product lines as part of the award in the first quarter of fiscal 2009 of a national specialty tile tool program. Foreign currency exchange rate changes contributed $0.9 million and $0.1 million to the reduction in gross profit for the three and nine months ended November 30, 2008, respectively, primarily due to the weakening of the Australian Dollar, Canadian Dollar and the Euro compared to the U.S. Dollar.

Operating Expenses

Total operating expenses for the third quarter of fiscal 2009 were $20.1 million compared to $13.8 million for the third quarter of fiscal 2008, an increase of $6.3 million or 46%, principally due to a $7.9 million non-cash goodwill impairment charge. For the nine months ended November 30, 2008, operating expenses were $49.2 million compared to $40.2 million for the nine months ended November 30, 2007, an increase of $9.0 million or 22%, principally due to the goodwill impairment charge.

Total shipping, general and administrative, and selling and marketing expenses for the third quarter of fiscal 2009 were $12.3 million compared to $13.9 million for the third quarter of fiscal 2008, a decrease of $1.6 million or 12%. As a percentage of net sales, these expenses were 25% in both the third quarter of fiscal 2009 and 2008. For the nine months ended November 30, 2008, total shipping, general and administrative, and selling and marketing were $41.5 million compared to $41.1 million for the nine months ended November 30, 2007, an increase of $0.4 million or 1%. As a percentage of sales, these expenses were 25% for the nine months ended November 30, 2008 compared to 24% for the nine months ended November 30, 2007.

Shipping expenses for the third quarter of fiscal 2009 were $5.3 million compared to $5.5 million in the third quarter of fiscal 2008, a decrease of $0.2 million or 4%. For the third quarter of fiscal 2009 and 2008, shipping expenses as a percentage of sales were 11% and 10%, respectively. Shipping expenses for the nine months ended November 30, 2008 were $18.1 million compared to $17.3 million in the same period of the previous year, an increase of $0.8 million or 5%. For the nine months ended November 30, 2008 and 2007, shipping expenses as a percentage of sales were 11% and 10%, respectively. Changes in customer mix, with a larger proportion of sales from higher freight cost customers, has resulted in the increase shipping cost as a percentage of sales. Additional freight expense and labor cost of approximately $0.6 million were incurred in the second quarter of fiscal 2009 associated with the rollout of a national specialty tile tool program.

General and administrative expenses for the third quarter of fiscal 2009 were $3.8 million compared to $5.0 million in the third quarter of fiscal 2008, a decrease of $1.2 million or 24%. For the nine months ended November 30, 2008, general and administrative expenses were $12.8 million compared to $13.8 million in the same period of the previous year, a decrease of $1.0 million or 7%. The decrease principally was due to the fiscal 2009 third quarter reversal of $0.8 million for management bonuses accrued in the previous two quarters. Additionally, the third quarter of fiscal 2008 included $0.5 million of expenses associated with the restructuring of the Company’s U.K. operations. As a percentage of net sales, general and administrative expenses were 8% and 9% in the third quarter of fiscal 2009 and 2008, respectively. For the nine months ended November 30, 2008 and 2007, general and administrative expenses were consistent at 8% of sales.

Selling and marketing expenses for the third quarter of fiscal 2009 were $3.2 million compared to $3.4 million in the second quarter of fiscal 2008, a decrease of $0.2 million or 8%. This decrease was related to the lower sales volume during the current quarter. For the nine months ended November 30, 2008, selling and marketing expenses were $10.6 million compared to $10.0 million in the same period of the previous year, an increase of $0.6 million or 6%. The reorganization within the Company’s Australia/New Zealand distribution and sales operations resulted in $0.8 million additional sales expense. In addition, increased expenses for trade shows and other product promotion activities at the Company’s domestic operations resulted in $0.3 million in additional marketing expenses. These increases were partially offset by lower selling and marketing expenses at certain of the Company’s other foreign operations. As a percentage of net sales, selling and marketing expenses were 7% and 6% in the third quarter of fiscal 2009 and 2008, respectively. For the nine months ended November 30, 2008 and 2007, selling and marketing expenses were 7% and 6% of sales, respectively.

Other Income / Expense

During the three and nine months ended November 30, 2008, the Company recorded royalty income of $0.1 million and $0.3 million respectively. For the nine months ended November 30, 2008, this income was offset by a loss on sale of fixed assets at the Company’s Australian subsidiary of $0.1 million.

For the three months ended November 30, 2007, the Company recorded other income of $0.2 million related to the Company’s U.K. operation selling certain manufacturing equipment to one of its overseas suppliers. For the nine months ended November 30, 2007, the Company recorded other income of $0.9 million that primarily consisted of the gain on the sale of the Company’s Stone Mountain operation in the second quarter of fiscal 2008.

Impairment Loss on Goodwill and Other Intangibles

Principally as a result of the decline in the Company’s market valuation during the third quarter of fiscal 2009, the Company reevaluated its remaining goodwill for impairment. Earnings forecasts for each of our reporting units that supported the fair value estimates used in the impairment test performed in the second quarter of fiscal 2009 were updated. The updated valuations considered market approaches, the present value of future cash flows and the market valuation of the Company as at November 30, 2008. These tests indicated that the carrying amount of the goodwill exceeded fair value in certain of our operating entities, and led the Company to conclude that goodwill was impaired. The non-cash charge for impairment was recorded at the Company’s Domestic ($6.5 million), Australia/New Zealand ($1.1 million) and Europe ($0.3 million) segments.

After the non-cash charge for impairment, $0.9 million of goodwill remains in the Canada segment. No balance remains in the Domestic, Australia/New Zealand, Europe or Other segments.

The Company will continue to assess the potential of impairment of goodwill in accordance with FASB Statement No. 142 in future periods. Should the Company’s business prospects change, and its expectations for acquired business be further reduced, or other circumstances that affect our business dictate, the Company may be required to recognize additional impairment charges.

Changes in the Put Warrant Liability

In the second quarter of fiscal 2008, the Company paid a cash settlement of its liability under the then outstanding Warrant Agreement between the Company and HillStreet Fund L.P. For the nine months ended November 30, 2007, the Company’s expense was $1.4 million related to the change in the fair value of the put warrant liability.

Interest Expense

Interest expense for the three and nine months ended November 30, 2008 was $0.5 million and $1.6 million respectively. These amounts compare to $0.7 million and $2.0 million for the same periods in the previous fiscal year. Average borrowings in fiscal 2009 have generally increased compared to fiscal 2008, while decreases in average interest rates to date have offset the cost of additional borrowings.

If the Company had been in breach of the financial covenants and, as a result, had been in default under its domestic loan agreement during the three and nine months ended November 30, 2008, interest expense could have increased by approximately $0.3 million and $0.8 million, respectively.

Income Taxes

The Company recorded a benefit for income taxes for the three months ended November 30, 2008, of $0.5 million and a provision for income taxes for the nine months ended November 30, 2008 of $0.9 million. This compares with a provision for income taxes of $0.5 million and $3.1 million for the same periods in fiscal 2008. The effective tax rate for the three and nine months ended November 30, 2008, was 6% and -16%, respectively. The effective tax rate for the three and nine months ended November 30, 2007, was 39% and 65%, respectively. In all periods presented, a significant portion of the goodwill impairment charge and the change in the put warrant liability are non-deductible for tax purposes.

The fiscal 2009 and 2008 provision was based upon the statutory tax rates available in every jurisdiction in which the Company operates as adjusted for expenses reported for financial reporting purposes that are non-deductible for tax purposes and tax contingencies.

Net Income / Loss

As a result of the global economic downturn, the non-cash charge for impairment of goodwill and other matters noted above, the Company incurred a net loss for the third quarter of fiscal 2009 of $8.4 million or $2.48 per diluted share compared with net income of $0.8 million or $0.22 per diluted share in the third quarter of fiscal 2008, a decrease of $9.2 million or $2.70 per diluted share. For the nine months ended November 30, 2008, the net loss was $6.3 million or $1.86 per diluted share compared to net income of $1.7 million or $0.47 per diluted share in the same period of fiscal 2008, a decrease of $8.0 million or $2.33 per diluted share.

Net loss adjusted for the non-cash charge for impairment, change in the put warrant liability and other non-recurring items was $0.9 million or $0.28 per diluted share for the third quarter of fiscal 2009 compared to net income of $1.1 million or $0.31 per diluted share for the third quarter of fiscal 2008. Net income adjusted in the same manner for the nine months ended November 30, 2008 was $1.1 million or $0.32 per diluted share compared to $3.1 million or $0.85 per diluted share for the nine months ended November 30, 2007.

Non-GAAP Financial Measures - Reconciliation of Net Income (Loss) to Net Income (Loss) Adjusted for the Non-Cash Charge for Impairment, Change in the Put Warrant Liability and Other Non-Recurring Items and Net Income (Loss) Per Share Adjusted for the Non-Cash Charge for Impairment, Change in the Put Warrant Liability and Other Non-Recurring Items

Net Income (Loss) Adjusted for the Non-Cash Charge for Impairment, Change in the Put Warrant Liability and Other Non-Recurring Items and Net Income (Loss) Per Share Adjusted for the Non-Cash Charge for Impairment, Change in the Put Warrant Liability and Other Non-Recurring Items are Non-GAAP financial measures. The Company has included these Non-GAAP financial measures because it believes that the measures provide an indicator of profitability and performance of the Company’s operations and provide a meaningful comparison of its current operating performance with its historical results. The Company uses Net Income (Loss) Adjusted for the Non-Cash Charge for Impairment, Change in the Put Warrant Liability and Other Non-Recurring Items and Net Income (Loss) Per Share Adjusted for the Non-Cash Charge for Impairment, Change in the Put Warrant Liability and Other Non-Recurring Items as internal measures of its business. Net Income (Loss) Adjusted for the Non-Cash Charge for Impairment, Change in the Put Warrant Liability and Other Non-Recurring Items and Net Income (Loss) Per Share Adjusted for the Non-Cash Charge for Impairment, Change in the Put Warrant Liability and Other Non-Recurring Items are not meant to be considered a substitute or replacement for Net Income (Loss) and Net Income (Loss) Per Share as prepared in accordance with generally accepted accounting principles.

The reconciliation of Net Income (Loss) to Net Income (Loss) Adjusted for the Non-Cash Charge for Impairment, Change in the Put Warrant Liability and Other Non-Recurring Items and Net Income (Loss) Per Share to Net Income (Loss) Per Share Adjusted for the Non-Cash Charge for Impairment, Change in the Put Warrant Liability and Other Non-Recurring Items is as shown on the following page (in thousands except for per share data):

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2008	2007	2008	2007
Net income (loss), as reported (a)	$(8,376)	$794	$(6,325)	$1,710

Add back (deduct):
Gain on sale of businesses, net of tax	—	—	—	(383)
Impairment of goodwill, net of tax	7,445	—	7,445	—
Realization accumulated foreign currency translation loss related to the disposition of certain assets and obligations of the foreign subsidiaries	—	323	—	323
Change in put warrant liability	—	—	—	1,439

Net income (loss) adjusted for the non-cash charge for impairment, change in the put warrant liability and other non-recurring items (b)	$(931)	$1,117	$1,120	$3,089

Net income (loss) per share, as reported:
Basic ((a)/(c))	$(2.48)	$0.23	$(1.86)	$0.49
Diluted ((a)/(d))	$(2.48)	$0.22	$(1.86)	$0.47

Weighted average number of shares outstanding, as reported:
Basic (c)	3,377	3,430	3,412	3,436
Diluted (d)	3,377	3,567	3,412	3,603

Net income (loss) per share adjusted for the non-cash charge for impairment, change in the put warrant liability and non-recurring items:
Basic ((b)/(e))	$(0.28)	$0.32	$0.32	$0.89
Diluted ((b)/(f))	$(0.28)	$0.31	$0.32	$0.85

Weighted average number of shares outstanding as adjusted for the non-cash charge for impairment, change in the put warrant liability and non-recurring items:
Basic (e)	3,377	3,430	3,412	3,436
Diluted (f)	3,377	3,567	3,449	3,603

Liquidity and Capital Resources

Working capital was $2.1 million as of November 30, 2008, compared to $9.1 million at February 29, 2008, a decrease of $7.0 million.

Global financial markets have recently experienced a significant decline in liquidity and credit availability. The Company has historically relied on internally generated funds from operations and several bank lines of credit to support the working capital requirements of its various operations (see Note E to the consolidated financial statements). As of November 30, 2008, the Company breached certain financial covenants under its domestic loan agreements, and was in default under that facility and, as a result, under certain other international and domestic facilities. On January 22, 2009, the Company entered into a Forbearance Agreement applicable to its domestic loan agreement under which the revolving credit facility was reduced from $35 million to $30 million and the lenders agreed to forbear from exercising any of their default rights and remedies in response to the occurrence and continuance of the default through March 16, 2009, subject to the Company’s compliance with certain requirements enumerated in the Forbearance Agreement.

The Company is dependent upon the continued forbearance of the lenders until such time as the Company is able to improve its operating results and/or amend its credit facilities on acceptable terms. The Company is taking significant actions to reduce expenses and adjust our operating plans, including workforce reductions, business restructuring, reduced work schedules for manufacturing and distribution personnel, salary reduction and restoration program applicable to all salaried personnel, reductions in planned expenses, and tighter purchasing, inventory and working capital management.

There can be no assurance that funds will be available to the Company to satisfy its future debt obligations and fund its future working capital and capital expenditure requirements. If the Company were required to repay the balances due under its domestic loan agreement or other credit facilities upon the termination of the Forbearance Agreement, the Company would be required to raise additional capital through other loans, the issuance of debt or equity securities or the sale of assets. To the extent the Company were to raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders may result, and future investors may be granted rights superior to those of existing stockholders. Moreover, additional capital may be unavailable on acceptable terms to the Company, or may not be available at all, in which case the Company would be unable to repay the balances due under its outstanding credit facilities.

Net cash used in operating activities during the first nine months of fiscal 2009 was $6.6 million compared to net cash provided by operating activities of $3.1 million for the comparable fiscal 2008 period. During the first nine months of fiscal 2009, the Company used net cash of $10.8 million associated with the increase in inventory, principally related to the anticipated incremental business associated with the national specialty tile tools program, and for the upfront consideration paid related to that program. This use of cash was partially offset by the reduction in accounts receivable that provided cash of $1.7 million. For the same period in fiscal 2008, increases in inventory and reduction in trade payables used cash of $4.7 million and the reduction in accounts receivable provided cash of $0.9 million.

Net cash used in investing activities was $0.5 million in the first nine months of fiscal 2009. This was comprised of the final proceeds from the sale of the Company’s O’Tool operation of $0.3 million that was offset by capital expenditures of $0.8 million. Cash provided by investing activities in the first nine months of fiscal 2008 was $1.1 million, which was comprised of the initial proceeds from the sales of the Company’s O’Tool operation, proceeds from the sale of the Stone Mountain operation and proceeds from the sale of equipment of $3.8 million that was partially offset by capital expenditures of $2.8 million, which consist primarily of the purchase of a manufacturing and distribution facility in Adelanto, California for $2.1 million.

Net cash provided by financing activities was $7.2 million in the first nine months of fiscal 2009 as compared to cash used in financing activities of $3.7 million for the same period in the previous year. During the first nine months of fiscal 2009 the Company borrowed an additional $8.3 million on its lines of credit primarily to finance the working capital requirements associated with the increase in inventory and for the upfront consideration paid related to the national specialty tile tools program. During the first nine months of fiscal 2009, the Company repaid $1.2 million of long-term debt, borrowed an additional $0.5 million under its existing Canadian mortgage facility and repurchased $0.4 million of its own stock. For the comparable fiscal 2008 period, the Company borrowed $0.5 million on its line of credit and repaid $3.5 million of long-term debt, settled the Company’s put warrant obligation of $2.3 million and refinanced $1.7 million of long-term debt associated with its Australian subsidiary. In addition, as of November 30, 2008, $3.1 million of the non current portion of the Company’s mortgage facilities was reclassified to current liabilities.

During the second quarter of fiscal 2009, the Company entered into a purchase plan under which it purchased the Company’s common stock from time to time on the open market or in privately negotiated transactions. During the third quarter of fiscal 2009, the Company discontinued purchases under the plan. The Company funded the repurchases through the use of borrowings under the current credit facility. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for a discussion of the shares of common stock repurchased by the Company during the third quarter of fiscal 2009.

Impact of Inflation and Changing Prices

During fiscal 2008 and continuing into the third quarter of fiscal 2009, the Company experienced cost increases in certain key commodities and in components related to the purchase of raw materials and finished goods. The Company’s level of gross profit as a percent of net sales has been affected by these increases. Other than the changes described, the effect of inflation on our operations has been reasonably minimal.

Recently Issued Accounting Standards

Refer to Note L to the notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning, and include statements relating to the Company’s liquidity sources and the adequacy of those sources to meet the Company’s future working capital needs, anticipated capital expenditures and debt obligations; the Company’s plans and expectations regarding its ability to comply with the terms of its credit facilities and the Forbearance Agreement; the Company’s expectations and estimates regarding the current global economic environment through fiscal 2010; the Company’s plans relating to cost reduction and cash management measures; the Company’s expectations regarding its assessment of goodwill and other intangible assets; the Company’s ability to successfully continue its growth strategy, including expanding its market share, capitalizing on new customers, cross-selling its products, introducing new and innovative products, expanding existing product lines, and increasing its sales and market penetration; expectations regarding payment of dividends; expectations regarding recently issued accounting standards; the Company’s expectations regarding price increases in certain commodities and components related to the purchase of raw materials and finished goods; the expected impact of the outcome of any legal proceedings in which the Company is involved; the Company’s implementation of various measures to address the identified material weaknesses and to improve the overall effectiveness of internal controls over financial reporting; the Company’s expectation regarding its incurrence of amortization cost for trademarks and other intangibles in fiscal 2009; the amount and manner in which the Company may repurchase shares of its common stock and the source of funds for stock repurchases; the Company’s expectation regarding the expensing of deferred costs in fiscal 2009; the Company’s expectations regarding its future effective tax rate; the cost of compliance with Environmental Laws and the Company’s anticipated expenditures on monitoring of wells and other environmental activity for the next three years.

These forward-looking statements are based on currently available information and are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations (See Item 1A-Risk Factors). Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital, capital expenditures and debt obligations; the Company’s ability to comply with terms of the Company’s credit facilities and the Forbearance Agreement; the Company’s ability to amend its credit facilities or obtain continued forbearance on acceptable terms; the Company’s ability to successfully implement cost reduction and cash management measures; the Company’s ability to satisfy its debt obligations, working capital needs and to finance its anticipated capital expenditures; the Company’s dependence upon a limited number of customers for a substantial portion of its sales and the continued success of initiatives with those customers; the state of the housing, residential and commercial construction and home improvement markets; the state of the credit and financial markets; the success of the Company’s marketing and sales efforts; interruptions in supply or price changes in the items purchased by the Company; improvements in productivity and cost reductions; increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; the Company’s ability to maintain and improve its brands; the Company’s reliance upon certain major foreign suppliers; the impact of fluctuations in foreign currencies; the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it; the level of demand for the Company’s products among existing and potential new customers; the Company’s ability to successfully integrate its acquired businesses; the Company’s dependence upon the efforts of Mr. Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel; the Company’s ability to successfully integrate new management personnel into the Company; the Company’s ability to successfully implement measures to address the identified material weaknesses; the Company’s ability to accurately predict the number and type of employees required to conduct its operations and the compensation required to be paid to such personnel; the Company’s ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers; the availability of shares of common stock for repurchases; the availability of cash to effect stock repurchases; fluctuations in the market price of the Company’s common stock; the impact of new accounting standards on the Company; future adverse effects on the fair value of the Company’s deferred income taxes, deferred costs, goodwill or other intangible assets; decisions by management related to accounting issues, and regulation and litigation matters; the general economic conditions in North America and the world; and other risks and uncertainties described elsewhere herein and in other reports filed by the Company with the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

For the quarter ended November 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Lewis Gould, the Company’s Chief Executive Officer, and Richard Brooke, the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon the Company’s evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weaknesses in the Company’s internal control over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective as of November 30, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended November 30, 2008 in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 or as updated in the Company’s quarterly reports on Form 10-Q filed on July 15, 2008 and October 15, 2008.

The suit against International Paper has been dismissed without any payment and it is unknown at this time whether it will seek indemnification for the fees incurred in its defense. For a full description of the parties and basis of the litigation please refer to Note K – Contingencies.

The Company is involved in litigation from time to time in the regular course of business. Based on information currently available to management, the Company does not believe that the outcome of any of the legal proceedings in which the Company is involved will have a material adverse impact on the Company (see Note K of the Company’s Notes to Consolidated Financial Statements).

Item 1A.	Risk Factors

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 includes a detailed discussion of the risk factors that could materially affect the Company’s business, financial condition, results of operations or future prospects. Set forth below is a discussion of the material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K. The information below updates, and should be read in conjunction with, the risk factors in the Company’s Annual Report on Form 10-K. The Company encourages you to read these risk factors in their entirety.

If the Company is unable to obtain continued forbearance with respect to defaults under the Company’s credit facilities, the Company may be unable to satisfy its liquidity requirements and continue its operations as a going concern.

The Company finances its operations primarily through cash generated by its operating activities and through borrowings under various credit facilities. On January 7, 2009, in connection with its preparation of the 2009 third fiscal quarter financial statements, the Company determined that it had breached two covenants under its domestic credit facility, the senior debt to trailing EBITDA ratio and the fixed charge coverage ratio. As a result, the Company is in default under that credit facility and under certain other international and domestic facilities, which gives the lenders the right to prohibit additional borrowing under the facilities, accelerate the Company’s indebtedness under the facilities, and take other actions as provided for in each of the credit facilities.

On January 22, 2009, the Company entered into a Forbearance Agreement applicable to the Company’s domestic credit facility and its Canadian mortgage facility. Pursuant to the terms of the Forbearance Agreement, commencing on the date of the Forbearance Agreement and ending on March 16, 2009, the lenders agreed to forbear from exercising any of their default rights and remedies in response to the occurrence and continuance of the default, subject to the Company’s compliance with certain requirements enumerated in the Forbearance Agreement.

There can be no assurance that the Company will be in compliance with the terms of its credit facilities upon the termination of the Forbearance Agreement, or able to either amend its credit facilities or obtain continued forbearance on terms acceptable to the Company, or at all. If the lenders elect to pursue their remedies under one or more of the credit facilities, including limiting or terminating the Company’s right to borrow, the Company may be unable to obtain the capital it needs to continue its operations as a going concern.

The current weakness and any further deterioration of the global economic environment could negatively impact the Company’s business, working capital, liquidity, access to the credit markets and business prospects.

The current substantial weakness in the global economic environment and the credit and financial markets could negatively impact the Company’s business in several ways. For instance, falling home prices, increases in foreclosure rates, increases in unemployment rates, significant declines in the equity markets, a tightening of credit availability, and concerns about the general health of the global economy have led to a significant decline in consumer confidence and consumer discretionary spending, which has caused and may continue to cause consumers to delay undertaking or determine not to undertake new home improvement projects, cause a decline in customer transactions overall, cause the Company’s customers to delay purchasing or determining not to purchase Company products, or cause the Company’s customers to implement inventory management programs and consequently adversely affect the Company’s financial performance.

The Company depends on a limited number of customers and the loss of one or more of these customers could adversely affect our business.

The Company is substantially dependent on two of its customers, Home Depot and Lowe’s, for a large percentage of its revenues. These two customers accounted for approximately 61% and 57% of the Company’s total net sales in fiscal 2008 and fiscal 2007, respectively. The Company expects that it will continue to rely upon these customers for a significant portion of its revenues. Either customer may significantly reduce its orders for the Company’s products for a number of reasons, including changes in demand for the Company’s products, implementation of inventory management programs, delays or changes in scheduled product introductions, or changes in store upgrade or expansion plans. Should this happen, the Company’s revenue could be temporarily or permanently affected, which could materially and adversely affect the Company’s business, including but not limited to exposing the Company to excess inventory levels. Any significant and continuing reduction in business with Home Depot or Lowe’s would have a material adverse effect on the financial position, results of operations and liquidity of the Company.

Risks associated with foreign currency exchange fluctuations related to the Company’s financial reporting of its international operations and to its buying in currencies other than the local currencies in which it operates could adversely affect the Company’s business, financial position and results of operations.

The Company is exposed to foreign currency risks resulting from changes in currency exchange rates because of its international operations and its dependence on Asian suppliers. The deterioration in the global economic environment has resulted in significant volatility in the global currency markets. Most recently, the volatility has resulted in a substantial strengthening of the U.S. dollar against the Canadian, European and Australian currencies. A relatively stronger U.S. dollar means that the revenues, profits and losses of our international operations will translate into lower U.S. dollar amounts. Moreover, the general strengthening of the Chinese Renminbi and inflationary pressures in China during the year put increased pressures on pricing from major suppliers. The Company does not use forward contracts or other derivative instruments to mitigate the risks associated with fluctuating exchange rates. Although the Company finances certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate its foreign currency exposure, the Company cannot predict the effect foreign currency fluctuations will have on its results of operations in future periods.

Volatility in currency exchange rates has affected and may continue to affect the Company’s financial results. The Company records foreign currency translation adjustments as other comprehensive income. For the three and nine months ended November 30, 2008 comprehensive loss resulting from foreign currency translation adjustments were $2.5 million and $3.8 million, respectively. For the three and nine months ended November 30, 2007 comprehensive income resulting from foreign currency translation adjustments was $1.9 million and $1.7 million, respectively. Further fluctuations in currency exchange rates could adversely affect the Company’s results of operations in future periods.

The Company could be required to record a significant charge to earnings if it determines that its deferred income taxes, deferred costs, goodwill or other intangible assets become impaired.

During the third quarter of fiscal 2009, the Company determined that goodwill related to certain of the Company’s reporting units was impaired and recorded a non-cash charge of $7.9 million for the impairment. Future significant declines in the Company’s market capitalization or expected cash flows, or other significant adverse changes in the business climate could result in further goodwill impairment or in the impairment of deferred income taxes, deferred costs or other intangible assets. A future write down of its deferred income taxes, deferred costs, goodwill or other intangible assets could result in material non-cash charges that are adverse to our operating results and financial position.

There have been no other material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended February 29, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2008-September 30, 2008	18,251	$5.94	32,588	$1,805,798
October 1, 2008-October 31, 2008	19,866	$4.14	52,454	$1,723,556
November 1, 2008-November 30, 2008	4,324	$3.34	56,778	$1,709,133
Total	42,441	$4.83	56,778	$1,709,133

Beginning in fiscal 1999, the Company has from time to time repurchased shares of its outstanding Common Stock from Ms. Susan Gould, Corporate Secretary, pursuant to a Board resolution. Ms. Gould is not obligated to sell any shares of Common Stock to the Company. As of November 30, 2008, Ms. Gould has sold a total of 138,038 shares to the Company under this resolution.

During the fiscal 2009, the Company repurchased 56,778 shares of Common Stock, including 10,000 shares in a privately negotiated transaction with Ms. Susan Gould, at an aggregate cost of approximately $0.3 million under the Company’s previously announced purchase plan pursuant to which the Company may purchase up to $2.0 million of its Common Stock from time to time on the open market or in privately negotiated transactions. During the third quarter of fiscal 2009, the Company repurchased 42,441 shares of its common stock under its plan.

Item 5.	Other Information

On January 22, 2009, the Company entered into a Forbearance Agreement with Bank of America, N.A. and HSBC Bank USA, National Association (the “Lenders”) and Bank of America, N.A., as agent for the Lenders applicable to the Company’s domestic credit facility and its Canadian mortgage facility. Under the Forbearance Agreement, the Lenders agreed to forbear from exercising any of their default rights and remedies in response to the occurrence of the breach of certain financial covenants, previously disclosed in the Form 8-K filed on January 13, 2009, and the continuance of the default through March 16, 2009, subject to the Company’s compliance with certain requirements enumerated in the Forbearance Agreement.

Additionally, pursuant to the terms of the Forbearance Agreement which ends on March 16, 2009, the borrowing available under the revolving credit facility was reduced from $35 million to $30 million, and a default interest rate of Libor plus 4.50% became effective. The foregoing summary is qualified in its entirety by reference to the Forbearance Agreement which is attached as an exhibit to this Form 10-Q.

Item 6.	Exhibits

3.1	Certificate of Incorporation of the Company (1)

3.2	Amended and Restated By-Laws of the Company (2)

4.1	Form specimen Certificate for Common Stock of the Company (1)

10.25	Thirteenth Amendment Agreement to Second Amended and Restated Loan Agreement by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA.

10.26	Fifteenth Amendment Agreement to Second Amended and Restated Loan Agreement by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA.

10.27	Third Amended and Restated Loan Agreement by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA.

10.28	Forbearance Agreement by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Company’s Registration Statement on Form S-1 (Reg. No. 333-07477) filed with the Securities and Exchange Commission on July 2, 1996, and incorporated herein by reference.
(2)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Q.E.P. CO., INC.

By:	/s/ Richard A. Brooke
Richard A. Brooke
Senior Vice President and Chief Financial Officer Duly Authorized Officer January 22, 2009

EXHIBIT INDEX

10.25	Thirteenth Amendment Agreement to Second Amended and Restated Loan Agreement by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA.

10.26	Fifteenth Amendment Agreement to Second Amended and Restated Loan Agreement by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA.

10.27	Third Amended and Restated Loan Agreement by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA.

10.28	Forbearance Agreement by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.