Form 10-K
period 2009-02-28
QEP CO INC
filed 2009-05-29
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-21161

Q.E.P. CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-2983807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 BROKEN SOUND PARKWAY NW, SUITE A, BOCA RATON, FLORIDA	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 994-5550

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value Per Share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Q.E.P. Co., Inc. Common Stock, $.001 par value, held by non-affiliates, computed by reference to the price at which the stock was sold as of August 29, 2008 was approximately $10.7 million.

The number of shares outstanding of each of the registrant’s classes of common stock as of May 26, 2009 is 3,531,085 shares of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders or an amendment of this Annual Report on Form 10-K, which proxy statement or amendment will be filed no later than 120 days after the close of the registrant’s fiscal year ended February 28, 2009.

Q.E.P. CO., INC. AND SUBSIDIARIES

FISCAL YEAR 2008 FORM 10-K

Forward-Looking Statements

This report contains certain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements present the Company’s expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They are frequently accompanied by words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, or “estimate” and other words of similar meaning, and include statements relating to the Company’s liquidity sources and the adequacy of those sources to meet the Company’s working capital needs, anticipated capital expenditures and debt obligations for the next twelve months; the Company’s beliefs and expectations regarding the impact of the global economy on consumer demand and on its operating and financial results during 2009 and beyond; the Company’s beliefs and expectations regarding significant improvements in the Company’s operations during the fourth quarter of fiscal 2009 and first quarter of fiscal 2010; the Company’s ability to increase the amount of sales of its products and expected sales levels of its products; the Company’s ability to increase prices and maintain or improve its gross margins; the Company’s ability to maintain good relationships with its suppliers and major customers; the Company’s ability to make itself more attractive to new and existing customers; the Company’s ability to pass cost increases on to its customers; the Company’s ability to compete for limited shelf space at home improvement retailers; the Company’s expectations regarding the importance of service and promotional support to its major customers; the Company’s expectations regarding consolidation among the national and large regional home improvement retailers and expectations regarding increases in their future market share and its effect on the Company, including the Company’s reliance on Home Depot and Lowe’s; the Company’s expectations regarding Home Depot’s and Lowe’s plans for store growth; the Company’s ability to continue to do business around the world; the Company’s ability to successfully expand its market share, capitalize on new customers and cross-sell its products; the Company’s ability to introduce new and innovative products, expand existing product lines, and increase its sales and market penetration; the Company’s ability to successfully identify and complete acquisitions and to improve its distribution capabilities; the Company’s intent to delist its common stock from NASDAQ and deregister its common stock under the Exchange Act and the expected timing of such actions; the Company’s expectations that its common stock will continue to trade on the Pink Sheets; the Company’s potential consolidation of operations; the Company’s ability to continue its performance and that of its products; the Company’s ability to evaluate both domestic and worldwide specialty tool companies; the Company’s ability to enhance its position as a worldwide manufacturer and distributor of specialty tools; expectations regarding the growth in sales of the largest home improvement retailers as compared to the rate of sales growth in the overall market; expectations regarding the strength of the housing, residential and commercial construction and home improvement markets; expectations regarding broadening the Company’s product lines; expectations regarding growth trends in the flooring segment of the home improvement market and among its customer base and its impact on the Company; expectations regarding degree of credit risk due to the Company being directly affected by the well being of the home center industry; expectations regarding sources of supply for its products; expectations regarding competition in the home improvement market; expectations that the Company will continue to penetrate more foreign markets; expectations regarding the benefits that the Company can offer and are not otherwise available to foreign manufacturers; expectations regarding payment of dividends; expectations regarding the impact of inflation; expectations regarding the steps the Company plans to implement for fiscal 2010 to remediate its material weaknesses; expectations regarding recently issued accounting standards; the Company’s ability to improve its distribution capabilities through increased use of technology and reevaluation of geographic locations; the Company’s ability to compete with foreign competitors; the impact of the loss of one or more of the Company’s patents; the adequacy of the Company’s existing physical facilities; the ability of the Company to lease facilities for future needs; the expected impact of the outcome of any legal proceedings in which the Company is involved; the Company’s expectations regarding its future effective tax rate; the cost of compliance with Environmental Laws and the Company’s anticipated expenditures on monitoring of wells and other environmental activity.

These forward-looking statements are based on currently available information and are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations (See Item 1A-Risk Factors). Among the risks and uncertainties which could cause such a difference are the assumptions upon which the Company bases its assessments of its future working capital and capital expenditures; the general economic conditions in North America and the world; the state of the housing, residential and commercial construction and home improvement markets; the Company’s ability to satisfy its working capital needs and to finance its anticipated capital expenditures; the Company’s ability to comply with the covenants in its debt facilities and its ability to obtain additional financing if necessary; the Company’s dependence upon a limited number of customers for a substantial portion of its sales and the continued success of initiatives with those customers; the success of the Company’s marketing and sales efforts; interruptions in supply or price changes in the items purchased by the Company; improvements in productivity and cost reductions; increased pricing pressures from customers and competitors and the ability to defend market share in the face of price competition; the Company’s ability to maintain and improve its brands; the Company’s reliance upon certain major foreign suppliers; the Company’s reliance upon suppliers and sales agents for the purchase of finished products which are then resold by it; the level of demand for the Company’s products among existing and potential new customers; the Company’s ability to successfully delist its common stock under NASDAQ and deregister its common stock under the Exchange Act on its anticipated timeline; the Company’s ability to have its common stock trade on the Pink Sheets; the Company’s ability to successfully implement the remedial measures to address its material weaknesses; the Company’s dependence upon the efforts of Mr. Lewis Gould, the Company’s Chief Executive Officer and certain other key personnel; the Company’s ability to successfully integrate new management personnel into the Company; the Company’s ability to accurately predict the number and type of employees required to conduct its operations and the compensation required to be paid to such personnel; the Company’s ability to manage its growth, and the risk of economic and market factors affecting the Company or its customers; the impact of new accounting standards on the Company; the Company’s belief that there will be no future adverse effect on the fair value of the Company’s goodwill or other intangible assets; decisions by management related to accounting issues, and regulation and litigation matters; and other risks and uncertainties described elsewhere herein and in other reports filed by the Company with the Securities and Exchange Commission.

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

General

Founded in 1979 and incorporated in Delaware in 1996, Q.E.P. Co., Inc. (the “Company” or “Q.E.P.”) manufactures, markets and distributes a broad line of specialty tools and flooring related products for the home improvement market in the United States of America and throughout the world. Under brand names including Q.E.P.®, ROBERTS®, Capitol®, Vitrex®, PRCI® and Elastiment®, the Company markets over 3,000 specialty tools and flooring related products used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Q.E.P.’s products include flooring adhesives and underlayments, wet saws, trowels, floats, tile cutters, spacers, nippers, pliers, carpet trimmers and cutters, seaming tape, tack strips, knives, dry set powders and grouts. These products are sold to home improvement retailers, including national and regional chains such as Home Depot and Lowe’s, international chain stores such as Bunnings, Wickes, Topps Tiles, Leroy Merlin and Sodimac, specialty distributors to the hardware, construction, flooring and home improvement trades and chain or independent hardware, tile, and carpet retailers for use by the do-it-yourself consumers as well as the construction or remodeling professional.

The Company’s principal subsidiaries include Roberts Consolidated Industries, Inc., a worldwide leader in the carpet installation market; Roberts Capitol, Inc., a manufacturer of adhesives in Dalton, Georgia; QEP–California, Inc., a manufacturer of adhesives in Adelanto, California; Boiardi Products Corp. of Little Falls, N.J., a manufacturer of a full line of thin-set mortars, grouts, self-leveling concrete toppings and crack-suppressing waterproof membranes used in the flooring industry; Roberts Company Canada Limited, a manufacturer of adhesives and grouts, and a distributor of flooring accessories in Canada; Q.E.P. Aust. Pty, Ltd., one of the largest distributors of tools and installation products for all types of flooring in the Australian marketplace; Q.E.P. Co. N.Z. Limited, a distributor of accessory flooring supplies in New Zealand; Q.E.P. Co. U.K., Ltd. and Q.E.P. Roberts Ireland, Ltd., distributors of accessory flooring and safety products in the United Kingdom and Ireland; PRCI S.A., a distributor of ceramic tile tools to the retail and distribution marketplace in France; Q.E.P. Roberts Mexicana S. de R.L. de C.V., a distributor of flooring installation products in Mexico; Q.E.P. Chile Limitada, a distributor of ceramic tile accessories located in Santiago, Chile; Zocalis, S.R.L., an Argentinean manufacturer of ceramic borders and trim; Q.E.P. Peru S.A.C., a Peruvian distributor of ceramic borders and trim; Q.E.P. Co. HK Limited., a Hong Kong registered company with a representative office in Shanghai, China, that provides purchasing services to QEP and its subsidiaries; and Harmony Depot Trading Shanghai Company Limited, a licensed trading company in China.

The Company operates in five business segments: Domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment being the responsibility of a segment manager, except for the Canadian segment and Mexico in the Other segment, which are managed by members of the Domestic segment’s senior management team. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of our operations in the UK, France, and Ireland. The Other segment is made up of operations in Latin America and Asia.

Market Overview

The Company is a supplier of specialty flooring installation products and sells to the home improvement market. According to the industry information published by Floor Covering Weekly, a trade publication, total floor covering sales for 2007 in the United States were approximately $21.7 billion, a decline of 7.5% from 2006. The housing starts and turnover decline that started in 2005, continued to decline in 2008. With the slowdown in residential construction, the unprecedented number of home foreclosures, the weakening of consumer demand and the uncertainty in the financial markets, the Company expects that 2009 will also be a challenging year for the home improvement market. The Company believes, however, that the long-term demographics for housing are sound. As in prior years, the continued dominance of national home improvement retailers results from their ability to offer broad product lines, project advice and orientation, competitive pricing, aggressive promotions, and multiple location, large-format stores.

The Company’s two largest customers, Home Depot and Lowe’s, accounted for approximately $122 billion of home center sales for their fiscal year 2008. Home Depot and Lowe’s, experienced annual sales decline of 8% and less than 1% in fiscal 2008, respectively, according to their published financial reports and both have plans to continue increasing the number of stores each operates at slower than recent historical rates. As consolidation continues among home improvement retailers, the Company expects that the sales growth rate of the largest national and regional home improvement retailers will continue to increase at greater rates than the sales growth rate in the overall market. The Company expects that the growth trends in the flooring segment of the home improvement market and among its customer base will directly affect the Company’s ability to generate growth in its sales and net income, its expansion opportunities and the nature of its sales and marketing initiatives.

Business Strategy

The Company’s long-term strategy is to continue to enhance its position as a worldwide leading manufacturer and distributor of specialty tools and related products by introducing new products in traditional and non-traditional segments, cross-selling products among its channels of distribution, expanding market share by obtaining new customers, capitalizing on the expected long-term growth of its largest customers and of the home improvement market as a whole, and seeking new markets through acquisitions and product line expansion. Key elements of the Company’s strategy include:

Increase Sales By Expanding Product Lines and Adding New Customers. The Company seeks to expand its product lines by introducing new and innovative products which can be marketed to the Company’s existing customer base. Through its prior acquisitions, the Company has expanded the number of products available and its line of flooring installation products. In addition to expanding product offerings through acquisitions, the Company internally develops and offers products both in response to customer demands and in order to develop an expanded product line. The Company believes that broadening its product lines in traditional and non-traditional segments will make it a more attractive supplier to the major home improvement retailers and specialty distributors, thereby increasing the Company’s sales and market penetration. Additionally, the Company is targeting mass merchandisers as prospective customers for a portion of its current product line.

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

Pursue Strategic Acquisitions. The Company has historically broadened its product lines, increased its customer base and increased its manufacturing, distribution and marketing capabilities through acquisitions. The Company expects to continue to evaluate acquisitions of both domestic and worldwide specialty tool and adhesive manufacturers, distributors and other companies whose products, distribution channels and brand names are complementary to those of the Company and which could offer further opportunities for product cross selling, expansion of manufacturing and marketing operations and the addition of new customers.

Enhance Distribution and Manufacturing Capabilities. In order to effectively serve the customer base and help to control cost increases, the Company seeks to improve its distribution capabilities through the increased use of technology as well as reviewing its facilities for correct size and geographic location. The Company considers and evaluates consolidating its manufacturing and distribution operations where appropriate. The Company currently has distribution and manufacturing capabilities located throughout the United States, Canada, Australia, New Zealand, the United Kingdom, Mexico, France, Ireland, and South America. The Company has also entered into license and royalty agreements with third parties that grant them the right to manufacture, market and distribute products using the Company’s Roberts® and Smoothedge® brand names to customers, other than mass merchants. The Company estimates that in fiscal 2009, it manufactured approximately 26% of its Q.E.P.® and Roberts® product lines.

Products

The Company manufactures, markets and distributes a broad line of over 3,000 specialty tools and flooring related products. The Company’s products are offered under brand names including Q.E.P.®, ROBERTS®, Capitol®, Vitrex®, PRCI® and Elastiment® and are used primarily for surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring and laminate.

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

The Company maintains a research and development program through which it seeks to identify new product opportunities within its core markets. Methods by which the Company seeks to identify product opportunities include soliciting product feedback from customers through its outside sales force and manufacturers’ representatives, review of product brochures and catalogs issued by foreign and domestic competitors of specialty tools, review of product concepts with buyers employed by its customers, and attendance at industry trade shows and conventions at which new product concepts are introduced and discussed. The Company also considers participation in joint ventures, royalty agreements and evaluation of product samples to be an important part of its effort to identify new product opportunities. The Company maintains a product quality control program primarily to verify the quality of its existing products and to develop ideas for additional products or enhancements to existing products.

Relationship with Major Customers

In 1982, the Company began selling products to Home Depot, which is currently the largest home improvement retailer in the world and the second largest retailer in the United States based on annual sales volume. In 1993, the Company added Lowe’s as a customer, which is the second largest home improvement retailer in the world and eighth largest retailer in the United States. Home Depot and Lowe’s are the Company’s two largest customers accounting for 59% and 7% of the Company’s fiscal 2009 sales, respectively.

Because of the importance of home improvement retailers to its business, the Company has worked with these major customers to supplement their customer service programs to ensure that the specific needs of the end user are given a high priority. Features of the Company’s customer service programs for its major customers include providing a wide range of in-store services, such as, assistance with inventory, maintenance of product displays, introduction of new products, maintaining rapid shipping capabilities, delivering orders promptly, holding education classes for retail store personnel, packaging with multilingual labels, prepaying delivery for product shipments with minimum purchase requirements, participating in cooperative promotions and special sales events, providing product research for buyers, operating a customer service hotline, providing parts and repair service, extension of advertising and other promotional allowances, accepting orders electronically and billing through electronic data interchange, bar coding for each individual stock-keeping unit, and incorporating anti-theft tags in packaging. The Company believes that its major customers place considerable value on service and promotional support and frequently evaluate its service and promotional activities in an effort to serve its customers more effectively.

The Company believes that the consolidation among home improvement retailers will continue and that the national and large regional home improvement retailers will continue to increase their market share in the near future, although Home Depot and Lowe’s have plans to increase the number of stores each operates over the next several years at slower than historical rates. As a result, the Company expects the percentage of its sales to these customers to continue to be significant.

The loss of, or any significant reduction in business with, Home Depot or Lowe’s as a customer of the Company would have a material adverse effect on the financial position and results of operations of the Company.

Manufacturing and Suppliers

The Company estimates that in fiscal 2009 it manufactured approximately 26% of its Q.E.P.® and Roberts® product lines. The Company manufactures flooring adhesives at its facilities in Mexico Missouri; Dalton, Georgia; Adelanto California; and Bramalea, Ontario. Carpet installation tools and ceramic tile spacers are produced at the Company’s facility in Mexico, Missouri. Grouts and related products are manufactured at the Company’s Little Falls, New Jersey, and Bramalea, Ontario, Canada facilities; and laminate flooring underlayment is manufactured in Dalton, Georgia.

The Company purchased finished products and raw materials from approximately 150 different suppliers in fiscal 2009. Although the Company believes that multiple sources of supply exist for nearly all of the products and components purchased from outside suppliers and generally maintains at least two sources of supply for each item purchased, interruptions in supply or price changes in the items purchased by the Company could have a material adverse effect on the Company’s operations. The Company receives products from its suppliers into its four main North American warehouses located in Mexico, Missouri; Dalton, Georgia; Adelanto, California and Bramalea, Ontario, Canada. Disruption in supply to any of these warehouses may result in excessive inventory levels and added costs to the Company. In fiscal 2009, the Company purchased approximately $11.4 million and $7.7 million of finished products for its domestic operations from two foreign suppliers representing 12% and 8%, respectively of total domestic product purchases.

Distribution, Sales and Marketing

The Company’s specialty tools and related products are currently sold through four distinct distribution channels: (i) the Company’s sales staff; (ii) independent manufacturing representatives; (iii) outside salaried and commissioned sales representatives; and (iv) in-house telemarketing sales force. Management estimates that gross sales through its primary distribution channels in fiscal 2009 were as follows: 78% to national and regional home improvement retailers and 22% to specialty distributors, other specialty retailers and original equipment manufacturers.

The Company maintains an in-house creative services department through which it produces and develops color product catalogs, signage, point of purchase materials, display layouts and distinctive packaging to enhance sales per square foot at the retail level and to reinforce the Company’s brand images. The Company maintains a website which allows customers to obtain product information, catalogues and order replacement parts. The Company also informs customers of product promotions through direct contact via regular mail, e-mail or fax.

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

The Company is aware of a number of competitors, many of which are foreign and may have greater financial, marketing and other resources than the Company. The Company’s international sales, excluding Canada, accounted for approximately 20% of net sales during fiscal year 2009. Fiscal 2009 net sales generated by the Company’s Australian/New Zealand subsidiaries were approximately 11%, its European subsidiaries were approximately 7% and its Latin American subsidiaries were approximately 2%. The Company is continuing to penetrate more markets within the countries it currently serves and, as a result, the Company may experience competition from foreign companies, which could adversely affect the Company’s gross margins on its international sales.

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

Environmental Matters

The Company is subject to federal, state and local laws, regulations and ordinances governing activities or operations that may have adverse environmental effects, such as discharges to air and water, handling and disposal practices for solid, special and hazardous wastes, imposing liability for the cost of clean up, and for certain damages resulting from sites of past spills, disposal or other releases of hazardous substances (together, “Environmental Laws”). Sanctions which may be imposed for violation of Environmental Laws include the payment or reimbursement of investigative and clean up costs, administrative penalties and, in certain cases, prosecution under environmental criminal statutes. The Company’s manufacturing facilities are subject to environmental regulation by, among other agencies, the Environmental Protection Agency, the Occupational Safety and Health Administration, and various state authorities in the states where such facilities are located. The activities of the Company, including its manufacturing operations at its leased facilities, are subject to the requirements of Environmental Laws. The Company believes that the cost of compliance with Environmental Laws to date has not been material to the Company. The Company is not currently aware of any situations requiring remedial or other action which would involve a material expense to the Company, or expose the Company to material liability under Environmental Laws. As the operations of the Company involve the storage, handling, discharge and disposal of substances which are subject to regulation under Environmental Laws, there can be no assurance that the Company will not incur any material liability under Environmental Laws in the future or will not be required to expend funds in order to effect compliance with applicable Environmental Laws.

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. Through fiscal 2009, the Company has spent approximately $1.0 million and anticipates spending approximately $0.1 million on ongoing monitoring of wells and other environmental activity per year for the next three years.

During fiscal 2005, the Company settled a lawsuit that was filed on December 27, 2002 whereby Roberts Holdings International, Inc. (“Roberts Holding”), an inactive subsidiary of the Company, was named as a third party defendant in a case before the United States District Court for the Western District of Michigan titled Strebor Inc. v. International Paper Co., Case No. 1:02 CV0948. The third party plaintiff alleged that Roberts Holding is a successor to a company known as Roberts Consolidated Industries, Inc. and was required to indemnify previous owners for costs associated with the clean-up of a property in Kalamazoo, Michigan. The Company agreed to pay $40,000 per year beginning in October 2004 for five consecutive years in settlement of this action. In accordance with the settlement agreement, the final payment was made in fiscal 2009.

Intellectual Property

The Company markets its specialty tools and related products under various trademarks owned by the Company or its subsidiaries, including Q.E.P.®, ROBERTS®, Capitol®, Vitrex®, PRCI® and Elastiment™. The Company has devoted substantial time, effort and expense to the development of brand name recognition and goodwill for products sold under its trademarks, has not received any notice that its use of such marks infringes upon the rights of others, and is not aware of any activities which would appear to constitute infringement of any of its marks. Roberts Consolidated Industries, Inc. has secured domestic and foreign patents relating to certain of its products. These patents are scheduled to expire in the years 2009 through 2026. Although the patents are important to the operation of Roberts Consolidated Industries, Inc., the Company does not believe that the loss of any one or more of these patents would have a material adverse effect on the Company. Roberts Consolidated Industries, Inc. also licenses its name to various foreign distributors and a domestic manufacturer of tackstrip and carpet seaming tape.

Employees

As of May 1, 2009, the Company had 381 employees, including 58 administrative employees, 79 sales and marketing employees, 148 manufacturing and operation employees and 96 employees responsible for shipping activities. Of the 381 total employees, 21 are part-time and 66 are located outside of the Company’s North American subsidiaries. The Company has not experienced any work stoppages and none of the Company’s employees are represented by a union. The Company considers its relations with the employees to be good.

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

The current weakness in the global economic environment and the credit and financial markets could negatively impact the Company’s business in several ways. For instance, falling home prices, increases in foreclosure rates, increases in unemployment rates, declines in the equity markets, a tightening of credit availability, and concerns about the general health of the global economy have led to a significant decline in consumer confidence and consumer discretionary spending, which has caused and may continue to cause consumers to delay undertaking or determine not to undertake new home improvement projects, cause a decline in customer transactions overall, cause the Company’s customers to delay purchasing or determining not to purchase Company products, or cause the Company’s customers to extend or implement inventory management programs and consequently adversely affect the Company’s financial performance. Other factors that could adversely affect the demand for the Company’s products and consequently its financial performance include currency exchange rate fluctuations, interest rate fluctuations, fuel and other energy costs, inflation or deflation of commodity prices, slower rates of growth in real disposable personal income, and other factors beyond the Company’s control.

The Company intends to delist from the NASDAQ Global Market and deregister its common stock under the Securities Exchange Act of 1934 which could negatively affect the Company and its stockholders, including having a negative impact on the liquidity and trading prices of the Company’s common stock.

On May 29, 2009 the Company announced that its Board of Directors had approved the voluntary delisting of its common stock from the NASDAQ Global Market and the deregistering of its common stock under the Exchange Act.

The Company expects to file a Form 25, Notification of Removal from Listing and/or Registration under Section 12(b) of the Exchange Act, with the Securities and Exchange Commission and the NASDAQ on or before July 2, 2009. Upon filing of the Form 25 or shortly thereafter, the Company anticipates that its common stock will be quoted in the over-the-counter market on the Pink Sheets, a centralized electronic quotation service for over-the-counter securities. The Company expects its common stock will continue to trade on the Pink Sheets, so long as market makers continue to make a market in the Company’s common stock.

The Company also intends to deregister its common stock and become a non-reporting company under the Exchange Act. On or before July 13, 2009, the Company expects to file a Form 15, Notice of Termination of Registration and Suspension of Duty to File, with the Securities and Exchange Commission to terminate its reporting obligations under the Exchange Act. When the Form 15 has been filed, the Company’s obligation to file reports and other information under the Exchange Act, such as Forms 10-K, 10-Q and 8-K, will immediately be suspended.

Securities quoted on the Pink Sheets generally have significantly less liquidity than securities traded on a national securities exchange, including lower trading volumes, delays in the timing of transactions, reduced securities analyst and news coverage, and lower market prices than might otherwise be obtained. Stockholders may find it difficult to resell their shares at prices quoted on the Pink Sheets or at all. Additionally, the Company’s common stock may be more adversely affected by changes in general market conditions, fluctuations in the Company’s operating results, changes in the market’s perception of the Company’s business, and announcements made by the Company, its competitors or parties with whom it has business relationships. Further, the Company cannot ensure that market makers will make a market in the Company’s common stock or that trading of its common stock will continue on the Pink Sheets.

The Company’s common stock not being traded on a national securities exchange could have other adverse effects, including limitations on the Company’s ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing it needs in the future, and the loss of confidence in the Company by current or prospective employees, customers, suppliers and others with whom the Company has or may seek to initiate business relationships. Additionally, once the Company’s obligation to file reports and other information with the Securities and Exchange Commission under the Exchange Act is suspended, there will likely be less information publicly available about the Company.

The Company depends on a limited number of customers and the loss of one or more of these customers could adversely affect our business.

The Company is substantially dependent on two of its customers, Home Depot and Lowe’s, for a large percentage of its revenues. These two customers accounted for approximately 66% and 61% of the Company’s total net sales in fiscal 2009 and fiscal 2008, respectively. The Company expects that it will continue to rely upon these customers for a significant portion of its revenues. Either customer may significantly reduce its orders for the Company’s products for a number of reasons, including changes in demand for the Company’s products, extension or implementation of inventory management programs, delays or changes in scheduled product introductions, or changes in store upgrade or expansion plans. Should this happen, the Company’s revenue could be temporarily or permanently affected, which could materially and adversely affect the Company’s business, including but not limited to exposing the Company to excess inventory levels. Any significant and continuing reduction in business with Home Depot or Lowe’s would have a material adverse effect on the financial position, results of operations and liquidity of the Company.

Risks associated with foreign currency exchange fluctuations related to the Company’s financial reporting of its international operations and to its buying in currencies other than the local currencies in which it operates could adversely affect the Company’s business, financial position and results of operations.

The Company is exposed to foreign currency risks resulting from changes in currency exchange rates because of its international operations and its dependence on Asian suppliers. The deterioration in the global economic environment has resulted in significant volatility in the global currency markets. Most recently, the volatility has resulted in a substantial strengthening of the U.S. dollar against the Canadian, European and Australian currencies. A relatively stronger U.S. dollar means that the revenues, profits and losses of our international operations will translate into lower U.S. dollar amounts. Moreover, the general strengthening of the Chinese Renminbi and inflationary pressures in China during the first half of the year put increased pressures on U.S Dollar denominated pricing from major suppliers. The Company does not use forward contracts or other derivative instruments to mitigate the risks associated with fluctuating exchange rates. Although the Company finances certain foreign operations utilizing debt denominated in the currency of the local operating unit in order to mitigate its foreign currency exposure, the Company cannot predict the effect foreign currency fluctuations will have on its results of operations in future periods.

Volatility in currency exchange rates has affected and may continue to affect the Company’s financial results. The Company records foreign currency translation adjustments as other comprehensive income. For fiscal 2009, comprehensive loss resulting from foreign currency translation adjustments was $3.4 million and for fiscal 2008 comprehensive income was $2.1 million. Further fluctuations in currency exchange rates could adversely affect the Company’s results of operations in future periods.

The Company may be unable to pass on to its customers increases in the costs of raw materials.

The prices of many of the Company’s raw materials vary with market conditions. In addition the price of many of the Company’s finished goods is impacted by changes in currency, freight costs and raw materials at the point of production. Over the past two years, the Company’s costs of raw materials and fuel-related costs have fluctuated significantly and may continue to do so indefinitely due to the volatility of currency exchange rates and oil, gas and energy costs. Although the Company generally attempts to pass on increases in the costs of raw materials and fuel-related costs to its customers, the Company’s ability to pass these increases on varies depending on the product line, rate and magnitude of any increase. There may be periods of time during which increases in these costs cannot be recovered. During such periods of time, the Company’s profitability may be materially adversely affected.

If the Company is unable to manage its relationships with suppliers or if the domestic and international supply chain for finished products and raw materials is disrupted, the Company’s sales and gross margin would be adversely affected.

The Company purchases finished products and raw materials from approximately 150 different suppliers. If the Company is unable to effectively and efficiently manage the relationships with its suppliers, this could negatively impact the Company’s business plan and financial results. Additionally, the Company depends on suppliers that are located both domestically and internationally. Political or financial instability among suppliers, trade restrictions, tariffs, currency exchange rates and transport capacity and costs are beyond the Company’s control and could negatively impact the Company’s business if they seriously disrupted the movement of products through the Company’s supply chain.

The Company’s largest customers may seek to purchase products directly from foreign suppliers.

Certain of the Company’s largest customers have in the past contacted one or more of the Company’s foreign suppliers to discuss purchasing home improvement products directly from these suppliers. Although the Company believes that its diversified product line, brand recognition and customer service will continue to offer benefits not otherwise available to the Company’s customers from foreign manufacturers, the Company could experience competition from one or more foreign manufacturers that now serve as suppliers to the Company.

The Company has debt service obligations which are subject to restrictive covenants that limit the Company’s flexibility to manage its business and could trigger an acceleration of the Company’s outstanding indebtedness.

The Company’s credit facilities require that the Company maintain specific financial ratios, maintain minimum EBITDA and comply with certain covenants, including various financial covenants that contain numerous restrictions on the Company’s ability to incur additional debt, pay dividends or make other restricted payments, sell assets, or take other actions. Furthermore, the Company’s existing credit facilities are, and future financing arrangements are likely to be, secured by substantially all of the Company’s assets. If the Company breaches any of these covenants, a default could result under one or more of these agreements. The Company has in the past violated certain covenants under its credit facilities and cannot provide assurance that it will not violate certain covenants in the future. A default, if not waived by the Company’s lenders, could result in the acceleration of outstanding indebtedness and cause the Company’s debt to become immediately due and payable. In the event of default, if the lenders elect to pursue their remedies under one or more of the credit facilities, including limiting or terminating the Company’s right to borrow, the Company may be unable to obtain the capital it needs to continue its operations as a going concern.

The Company could be required to record a significant charge to earnings if it determines that its deferred income taxes, deferred costs, goodwill or other intangible assets become impaired.

During fiscal 2009, the Company determined that goodwill related to certain of the Company’s reporting units was impaired and recorded a non-cash charge of $7.9 million for the impairment. Future significant declines in the Company’s market capitalization or expected cash flows, or other significant adverse changes in the business climate could result in further goodwill impairment or in the impairment of either deferred costs or other intangible assets. A future write down of its deferred income taxes, deferred costs, goodwill or other intangible assets could result in material non-cash charges that are adverse to our operating results and financial position.

The Company’s inability to maintain access to the debt and capital markets may adversely affect our business and financial results

The Company’s ability to invest in its business, refinance maturing debt obligations and make strategic acquisitions requires access to sufficient bank credit lines and capital markets to support short-term borrowings and cash requirements. If the Company’s level of cash flow is insufficient and it is unable to access additional resources, the Company could experience a material adverse affect on its business and financial results.

The Company may not be able to retain key personnel or replace them when they leave.

Senior management changes, including, without limitation to Lewis Gould, the Company’s Chief Executive Officer, and Leonard Gould, the Company’s President, could disrupt the Company’s ability to manage its business, and any such disruption could adversely affect the Company’s operations, growth, financial condition and results of operations. The Company’s success is also dependent upon its ability to hire and retain qualified finance and accounting, sales, marketing, operations, and other personnel. The Company cannot assure you that it will be able to hire or retain the personnel necessary for its planned operations or that the loss of any such personnel will not have a material impact on the Company’s financial condition and results of operations.

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

The Company and its independent auditors have identified material weaknesses in the Company’s internal control over financial reporting relating to the Company’s procedures for (i) the reconciliation and elimination of intercompany balances, and (ii) the local preparation and review of the financial results of its foreign subsidiaries. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the Company has implemented, and continues to implement, various measures to improve internal control over financial reporting, there can be no assurance that the Company will be able to remedy the material weaknesses that have been identified or that additional material weaknesses will not be identified by the Company or its independent auditors. Any failure to remediate the material weaknesses identified by the Company and its independent auditors or to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results, cause the Company to fail to meet its reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure could affect the ability of the Company’s management to certify that the Company’s internal controls are effective when it provides an assessment of internal control over financial reporting pursuant to rules of the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and could affect the results of the Company’s independent registered public accounting firm’s attestation report when it becomes applicable for the year ending February 28, 2010. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock. For more discussion, see “Controls and Procedures” beginning on page 26.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The Company operates 28 facilities in the United States, Canada, Australia, Europe, South America, New Zealand and China. Six of these facilities are used in whole or in part for manufacturing operations. The remainder of the facilities are used for administrative, sales and warehousing functions.

The following are the Company’s most significant physical properties and their current function:

Located in the United States: Boca Raton, Florida (administration/corporate headquarters), Mexico, Missouri (manufacturing, distribution, administration), Dalton, Georgia (manufacturing, distribution, administration) and Adelanto, California (manufacturing, distribution, administration).

Located outside the United States: Bramalea, Canada (manufacturing, distribution, administration); Dandenong (distribution) and Wetherill Park (administration and distribution), Australia; and Lancashire, UK (distribution, administration);

The Company currently owns the facilities in Adelanto, California and Bramalea, Ontario, Canada. The Company leases all other facilities.

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

Market Price and Dividend Information

The Company’s Common Stock is traded on the Nasdaq Global Market. The following table sets forth the high and low sales price per share for the Common Stock for each quarter during fiscal year 2009 and 2008, as reported on the Nasdaq Global Market.

	Fiscal Year Ended February 28 or 29,
	2009		2008
	High	Low	High	Low
First Quarter	$9.23	$6.14	$6.74	$5.26
Second Quarter	$7.46	$4.90	$13.10	$5.40
Third Quarter	$6.79	$3.01	$14.99	$9.33
Fourth Quarter	$3.58	$0.84	$10.97	$8.18

On May 8, 2009, the closing price of the Common Stock on the Nasdaq Global Market was $2.42. As of that date, there were 26 holders of record of the Company’s common stock.

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

Issuer Purchases of Equity Securities

Since fiscal 1999, the Company repurchased shares of its outstanding common stock from Ms. Susan Gould, Corporate Secretary having a value of approximately $1.0 million pursuant to a Board resolution to purchase, from time to time, up to 1,000 shares of Common Stock per month at a price per share equal to $.50 less than the closing price of the common stock on the date of repurchase. This individual is not obligated to sell any shares of common stock to the Company. As of February 28, 2009, this individual has sold a total of 138,038 shares to the Company. During fiscal 2009, the Company repurchased 12,000 shares from Ms. Gould under this plan.

During the second quarter of fiscal 2009, the Company entered into a formal purchase plan pursuant to which the Company may purchase up to $2.0 million of its common shares from time to time on the open market or in privately negotiated transactions. During the third quarter of fiscal 2009, the Company discontinued purchases under the plan. In fiscal 2009, the Company purchased 68,778 shares of common stock at an aggregated cost of $0.4 million under this plan, including 10,000 shares of common stock from Ms. Susan Gould at a cost of approximately $0.1 million.

Through February 28, 2009 the number of shares held in treasury was 163,756 at an aggregate cost of $1.1 million. No shares were repurchased in the fourth quarter of fiscal 2009.

Equity Compensation Plan Information

The following table provides information as of February 28, 2009 about shares of the Company’s Common Stock to be issued upon exercise of options, warrants and other rights under the Company’s existing equity compensation plans.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price Of Outstanding Options, Warrants and Rights(2) (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity Compensation Plans Approved by Security Holders(1)	237,250	$6.86	404,432
Equity Compensation Plans Not Approved by Security Holders(3)	40,000	$4.00	—

Total	277,250		404,432

(1)	This plan is the Company’s Omnibus Stock Plan of 1996.
(2)	Does not include restricted stock as the price is determined on the date of issuance and not the grant date.
(3)	This relates to options granted to Lewis Gould outside of the Company’s Omnibus Stock Plan of 1996 in July 2001.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company is a worldwide leader in the manufacturing, marketing and distribution of a broad line of specialty tools and flooring related products, marketing over 3,000 specialty tools and related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. The Company’s products are sold to home improvement retailers, specialty distributors to the hardware, construction, flooring and home improvement trades, chain or independent hardware, tile and carpet retailers for use by the do-it-yourself consumer as well as the construction or remodeling professional, and original equipment manufacturers. The Company has executed a growth strategy directed at improving overall performance and profitability of operations that has included growth through acquisitions and strategic alliances, enhanced cross selling of products within and among the Company’s channels of distribution, and, where feasible, the reduction of risk associated with certain large customer concentrations. In addition, the Company has implemented various working capital management and cost control measures in order to remain responsive to changing economic circumstances.

The Company had sales of $203.6 million for fiscal 2009 compared to $217.5 million in fiscal 2008, a decrease of $13.9 million or 6%. The Company attributes this to the weakening of the economic environment, especially during the latter half of fiscal 2009. Falling home prices, increases in foreclosure rates, decreases in new construction, increases in unemployment rates, significant declines in the equity markets, a tightening of credit availability, and concerns about the general health of the global economy led to a significant decline in consumer confidence and consumer discretionary spending resulting in a significant softening of the residential and commercial improvement and construction markets. As a result, in the latter half of fiscal 2009, this softening of the residential and commercial improvement and construction markets along with concerns of a deeper deterioration of the global economic environment led to a decrease in sales by customers in almost all of the markets in which we operate and in the implementation of inventory management programs by our most significant customers. Although the effects of the challenging global economic environment were more sharply experienced by the Company’s domestic segment, its international segments have also felt the economic pressure that the Company experienced domestically.

Additionally, the deterioration in the global economic environment resulted in significant volatility in the global currency markets. Substantially all of the revenues of the Company’s international operations are denominated in currencies other than the U.S. dollar, including the Canadian dollar, the British pound, the Euro and the Australian dollar, although significant portions of our international operations’ purchases are priced in US dollars. Starting late in the Company’s second fiscal 2009 quarter, currency volatility resulted in a substantial strengthening of the U.S. dollar against these four currencies. A relatively stronger US dollar means that the revenues of the Company’s international operations translate into lower U.S. dollar amounts. Moreover, inflationary pressures in China and the general strengthening of the Chinese Renminbi against the U.S. dollar through the Company’s second fiscal 2009 quarter placed increased pressures on pricing from the Company’s major suppliers.

Due to the pressures on the global economic environment in the second half of fiscal 2009, the corresponding decline in Company sales, earnings and cash flow, and the continuing economic uncertainty, the Company took significant actions in the third and fourth quarter of fiscal 2009 to reduce expenses and adjust its operating plans. The Company’s cash management and cost reduction measures included tighter purchasing, inventory and working capital management, workforce reductions, work schedule adjustments for manufacturing and distribution personnel, business restructurings, reductions in planned expenses, and the restructuring of the Company’s credit facilities.

Late in the last quarter of fiscal 2009 and continuing into fiscal 2010 the Company experienced significant improvements in the Company’s operations as a result of both modestly improving economic circumstances and the working capital and expense control measures implemented. As the Company looks forward to fiscal year 2010, it is extremely difficult to project how the global economic environment will perform and whether the recently experienced improvements in the Company’s operations will continue or be undermined by a resurgence of weaknesses in the economies in which the Company operates or by new pressures on the general performance of those economies.

The Company’s gross profit as a percent of sales decreased to 27.5% in fiscal 2009 from 28.9% in fiscal 2008. This decrease is due to commodity price volatility during fiscal 2009 that resulted in overall higher cost of certain of the Company’s finished products and raw material components compared to fiscal 2008. Additionally, the Company provided certain price concessions and increased rebates and allowances to one of its home center customers in exchange for incremental penetration of existing products in new stores.

Total operating expenses for fiscal 2009 increased by $7.3 million or 14% compared to fiscal 2008 due to a non-cash goodwill impairment charge of $7.9 million. In fiscal 2009, total operating expenses excluding the goodwill impairment charge decreased by $0.6 million or 1% compared to the previous year. As a percentage of sales, operating expenses excluding the impairment charge were 26% for fiscal 2009 compared to 24% for fiscal 2008. This increase was primarily due to additional shipping costs incurred in fiscal 2009 related to the rollout of a national specialty tile tool program with one of the Company’s home center customers. Additionally, fiscal 2008 included a one-time gain of $0.6 million on the sales of the Company’s Stone Mountain operation.

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

Net loss for fiscal 2009 was $7.3 million or $2.13 per diluted share compared with net income of $2.2 million or $0.61 per diluted share for fiscal 2008. The decrease was due principally to the $7.9 million non-cash impairment charge and the reduction in net sales due to the global economic downturn partially offset by $1.4 million, non-tax deductible, expense in fiscal 2008 for the settlement of the Company’s put warrant obligation.

Accounting Policies and Estimates

Significant accounting policies are contained in Note B to the Consolidated Financial Statements. The following are our most critical accounting policies which are those that require complex judgments and estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Revenue Recognition

The Company recognizes revenue when products are shipped and title has passed to the customer, the selling price is fixed and determinable, and collectibility of the sales price is reasonably assured. The Company provides for estimated costs of future anticipated product returns based on historical experience when the related revenues are recognized. The Company records estimated reductions to revenue for customer programs including volume-based incentives. The Company presents taxes collected from customers and remitted to governmental authorities on a net basis.

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

Impairment Evaluations

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment, and identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs indefinite-lived impairment tests on at least an annual basis and more frequently in certain circumstances. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of certain indicators, the assets are assessed for impairment based on the future undiscounted cash flows expected to result from the use of the asset. For goodwill and other indefinite-lived intangibles, impairment assessments are initially evaluated using the estimated future discounted cash flows of the asset’s reporting unit using a discount rate determined by management to be commensurate with the risk inherent in the current business model and are also impacted by the Company’s market capitalization. In both instances, if the carrying amount of the asset being tested exceeds its fair value, an impairment of the value has occurred and the asset may be written down. The Company will assess impairment of its intangible assets as of August 31st of each fiscal year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should the Company’s operating performance and resulting cash flows be less than expected or should the Company’s market capitalization decrease, an impairment charge could be incurred which may have a material impact on the Company’s results of operations.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, as clarified by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.

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

Results of Operations

Fiscal 2009 as compared to Fiscal 2008

Sales

Net sales for the twelve months ended February 28, 2009 (“fiscal 2009”, or the “fiscal 2009 period”) were $203.6 million compared to $217.5 million for the twelve months ended February 29, 2008 (“fiscal 2008”, or the “fiscal 2008 period”), a decrease of $13.9 million or 6%.

Net sales at the Company’s North American subsidiaries declined by approximately $5.4 million in fiscal 2009 compared to fiscal 2008. This decline was due to the weakening of the economy and the effect of customer inventory reduction programs in fiscal 2009, along with the sale of the Company’s O’Tool and Stone Mountain operations in the first half of fiscal 2008. These declines were partially offset by additional sales to the Company’s largest home center customer due to the penetration of existing products in new stores and the introduction of new products in existing stores. Currency translation contributed $1.1 million in lower sales to the Company’s North American operation due to changes in the Canadian Dollar compared to the US Dollar.

Sales at the Company’s foreign subsidiaries decreased by approximately $8.5 million in fiscal 2009 compared to fiscal 2008 due to the effects of the weakening global economy, with declines of $4.2 million in the Europe segment and $4.3 million in the Australia/New Zealand segment. Currency translation contributed $2.5 million to the decline in sales due primarily to changes in the Australian Dollar and British Pound compared to the US Dollar.

Sales from the Company’s non-North American subsidiaries were 20% and 23% of total sales in fiscal 2009 and 2008, respectively.

Gross Profit

Gross profit for fiscal 2009 was $56.0 million compared to $62.8 million in fiscal 2008, a decrease of $6.8 million or 11%. As a percentage of net sales, gross profit declined to 27.5% in the fiscal 2009 period from 28.9% in the fiscal 2008 period.

The decrease in gross profit was partially attributable to the sales volume decrease at the Company’s domestic and foreign operations. Additionally, the Company’s domestic operation provided its largest home center customer with additional sales rebates and allowances, and price concessions on certain product lines as part of the award in the first quarter of fiscal 2009 of a national specialty tile tool program. Currency translation contributed $1.0 million to the decline in gross profit due primarily to changes in the Canadian Dollar, Australian Dollar and British Pound compared to the US Dollar.

Operating Expenses

Total operating expenses, excluding the non-cash charge for goodwill impairment, for fiscal 2009 were $52.5 million compared to $53.1 million in fiscal 2008, a decrease of $0.6 million, or 1%.

Shipping expenses for fiscal 2009 were $22.6 million compared to $23.0 million for fiscal 2008, a decrease of approximately $0.4 million or 2%. The decrease in shipping expenses is due to lower sales volume partially offset by additional shipping cost incurred in the second quarter of fiscal 2009 associated with the rollout of the national specialty tile tool program. Foreign currency exchange rate changes reduced shipping expenses by $0.4 million. During fiscal 2009, shipping expenses as a percent of sales remained consistent with fiscal 2008 at approximately 11%.

General and administrative expenses for fiscal 2009 were $17.1 million compared to $18.1 million for fiscal 2008, a decrease of approximately $1.0 million or 5%. The decrease is primarily attributed to the accrual of $1.0 million in management bonuses in fiscal 2008 that were not repeated in fiscal 2009. Foreign currency exchange rate changes reduced general and administrative expenses by $0.4 million. During fiscal 2009, general and administrative expenses as a percentage of sales remained consistent with fiscal 2008 at approximately 8%.

Selling and marketing costs for fiscal 2009 were $12.9 million compared to $13.2 million in fiscal 2008, a decrease of $0.2 million or 2%. Foreign currency exchange rate changes reduced selling and marketing expenses by $0.2 million in fiscal 2009. As a percent of sales, selling and marketing expenses were approximately 6% for both fiscal 2009 and fiscal 2008.

Impairment Loss on Goodwill

The Company performed its annual impairment test during the second quarter of fiscal 2009 and determined that there was no impairment to goodwill. However, principally as a result of the decline in the Company’s market valuation during the third quarter of fiscal 2009, the Company reevaluated its remaining goodwill for impairment. Earnings forecasts for each of our reporting units that supported the fair value estimates used in the impairment test performed in the second quarter of fiscal 2009 were updated. The updated valuations considered market approaches, the present value of future cash flows and the market valuation of the Company as of the third quarter of fiscal 2009. These tests indicated that the carrying amount of the goodwill exceeded fair value in certain of the Company’s operating entities, and led the Company to conclude that goodwill was impaired. The non-cash charge for impairment was recorded at the Company’s Domestic ($6.5 million), Australia/New Zealand ($1.1 million) and Europe ($0.3 million) segments.

After the non-cash charge for impairment, $0.8 million of goodwill remains in the Canada segment. No balance remains in the Domestic, Australia/New Zealand, Europe or Other segments.

The Company will continue to assess the potential of impairment of goodwill in accordance with FASB Statement No. 142 in future periods. Should the Company’s business prospects change, and its expectations for acquired business be further reduced, or other circumstances that affect our business dictate, the Company may be required to recognize additional impairment charges.

Other Income / Expense

Other income for fiscal 2009 was $0.1 million compared to $1.1 million in fiscal 2008, a decrease of $1.0 million. During fiscal 2008, the Company recorded a net gain of $0.8 million on the sale of its O’Tool, Stone Mountain and one its U.K. operations.

Changes in the Put Warrant Liability

In fiscal 2008, the Company agreed to a cash settlement of $2.3 million for its then outstanding put warrant obligation. As a result of the settlement, the Company reported additional put warrant expense of $1.4 million in fiscal 2008.

Interest Expense

Interest expense for the fiscal 2009 period was $1.7 million compared to $2.5 million in fiscal 2008. Interest expense decreased as a result of lower interest rates during the fiscal 2009 period, which was partially offset by higher average borrowing in the fiscal 2009 period, and interest income of $0.2 million relating to certain IRS tax refunds.

Income Taxes

The Company recorded a provision for income taxes in fiscal 2009 of $1.1 million compared to $3.5 million in fiscal 2008. Estimated tax rates are based upon the most recent effective tax rates available in every jurisdiction in which the Company operates.

Despite having a pre-tax loss in fiscal 2009, the Company recorded an income tax provision due to various permanent differences, including approximately $7.2 million of goodwill impairment charges that are non deductible for tax purposes and a full valuation allowance taken on certain of the Company’s net operating losses, primarily in the UK and Mexico, and foreign tax rate differential.

The effective tax rate for fiscal 2008 was 62% due to the put warrant expense that provides no tax benefit, full valuation allowance taken on certain of the Company’s net operating losses, primarily in the UK and Mexico, and foreign tax rate differential.

Net Income

Due to the reasons stated above the Company recorded net loss of $7.3 million or $2.13 per diluted share in fiscal 2009 compared to net income of $2.2 million or $0.61 per diluted share in fiscal 2008.

Liquidity and Capital Resources

General Economic Conditions

Global financial markets experienced a significant decline in liquidity and credit availability during the Company’s fiscal 2009 third quarter and have remained unsettled since that time. Moreover, during the second half of the Company’s fiscal 2009 year in particular, broad weaknesses developed in each of the major economies in which the Company operates, including weakness in consumer spending, substantial declines in housing markets, changes in business inventories and instability in the foreign exchange markets. In response, the Company implemented significant actions to reduce expenses and improve liquidity. Those actions included tighter purchasing, inventory and working capital management, workforce reductions, work schedule adjustments for manufacturing and distribution personnel, business restructurings, reductions in planned expenses, and the restructuring of the Company’s credit facilities.

As a result, late in the Company’s fourth fiscal 2009 quarter and continuing into the Company’s first fiscal 2010 quarter, the Company realized significant improvements in its operations, reestablished its credit facilities worldwide and substantially improved liquidity. Nonetheless, market conditions are likely to continue to be extremely challenging during the Company’s 2010 fiscal year given the continued uncertainty in the global economic and financial markets. Accordingly, the Company will continue to focus on liquidity preservation to ensure its ability to fund its operations, secure its supply chains and be well positioned to respond to growth opportunities as they arise.

Credit Facilities

The Company has historically relied on internally generated funds from operations and several bank lines of credit to support the working capital requirements of its various operations (see Note I to the consolidated financial statements).

As a result of operating losses driven by the sudden weakness in economic conditions and volatility in the securities markets that affected the Company during its fiscal 2009 third quarter (including the third quarter non-cash charge of $7.9 million for the impairment of goodwill) and that continued into its fiscal fourth quarter, as of the end of each of those fiscal quarters the Company was in violation of certain financial covenants under its domestic revolving credit and Canadian mortgage facility, as well as under certain other international and domestic facilities. Consequently, in January 2009, the Company entered into a Forbearance Agreement applicable to its domestic revolving credit and Canadian mortgage facility under which the revolving credit facility was reduced and the lenders agreed to forbear from exercising any of their default rights and remedies in response to the occurrence and continuance of the default, subject to the Company’s compliance with certain requirements enumerated in the Forbearance Agreement.

In April 2009 the Company amended its domestic revolving credit facility and Canadian mortgage facility, amended the revolving credit facility of its U.K. subsidiary, and refinanced the revolving credit and term loan facilities of its Australian subsidiary. As a result, the Company’s violation of the financial covenants under its domestic revolving credit and Canadian mortgage facility was cured, as well as other international and domestic facilities, and the Forbearance Agreement was terminated.

The Company believes that its internally generated funds from operations, its revised financing facilities, including available bank lines of credit, and its existing cash balances will provide the liquidity necessary to satisfy the Company’s working capital needs and will be adequate to finance anticipated capital expenditures and debt obligations for the next twelve months. There can be no assurance, however, that the assumptions upon which the Company bases its future working capital and capital expenditure requirements and the assumptions upon which it bases its belief that funds will be available to satisfy such requirements will prove to be correct. If these assumptions are not correct, the Company may be required to raise additional capital through loans or the issuance of debt securities that would require the support or consent of the Company’s current lenders, or through the issuance of equity securities.

Working Capital and Cash Flow

Working capital was approximately $5.9 million as of February 28, 2009, a decrease of approximately $3.2 million from approximately $9.1 million at February 29, 2008.

Net cash used in operating activities during the fiscal 2009 period was $0.5 million compared to cash provided by operating activities of $7.2 million for the comparable fiscal 2008 period, a decline of $7.7 million. The reduction in cash flow from operating activities in fiscal 2009 reflected a decline of $5.3 million in net income as adjusted for non-cash income statement items, which would include adjustments for depreciation, amortization, goodwill impairment, change in the fair value of the put warrant, deferred taxes, and the gain on the sale of plant, equipment and businesses. Additionally, during fiscal 2009, the Company used net cash of $5.2 million associated with the increase in inventory, for the upfront consideration paid related to national specialty tool program and the decrease in accounts payable and accrued liabilities. This use of cash was partially offset by the reduction in accounts receivable and prepayments that provided cash of $2.6 million. For the same period in fiscal 2008, increases in inventory and prepayments, and reduction in trade payables used cash of $2.0 million and the reduction in accounts receivable and other assets provided cash of $1.8 million.

Net cash used in investing activities was $0.5 million in fiscal 2009. This was comprised of the final proceeds from the sale of the Company’s O’Tool operation of $0.3 million that was offset by capital expenditures of $0.8 million. Cash provided by investing activities in fiscal 2008 was $1.1 million, which was comprised of the initial proceeds from the sale of the Company’s O’Tool operation, proceeds from the sale of the Stone Holding operation and proceeds from the sale of equipment of $4.0 million, partially offset by capital expenditures of $3.0 million, which consist primarily of the purchase of a manufacturing and distribution facility in Adelanto, California for $2.1 million.

Net cash provided by financing activities was $0.9 million in fiscal 2009 as compared to cash used in financing activities of $8.3 million in fiscal 2008. During fiscal 2009, the Company increased its borrowings under its lines of credit and Canadian mortgage facility by $2.6 million primarily to finance its working capital requirements and fund $1.5 million of scheduled debt maturities. In fiscal 2008, the Company repaid $3.2 million on its line of credit and $6.2 million of long-term debt, settled the Company’s put warrant obligation of $2.3 million and financed $1.7 million for the Adelanto, California facility and refinanced $1.4 million of long-term debt associated with its Australian subsidiary.

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

On May 29, 2009, the Company announced that it intends to delist its common stock from the NASDAQ Global Market and deregister its common stock under the Securities Exchange Act of 1934 which could have a negative impact on the Company’s liquidity. The Company’s Board of Directors concluded that the costs of compliance, the demands on management time, and the Company resources required to maintain its listed and registered status outweigh the benefits the Company receives from that status given the low trading volume in its stock, the Company’s low market capitalization and the limited analyst coverage of the Company.

Impact of Inflation and Changing Prices

During fiscal 2008 and continuing through fiscal 2009, the Company experienced price volatility in certain key commodities and components related to the purchase of raw materials and finished goods. The Company believes that its level of gross profit as a percent of net sales is affected by both increases and decreases in these prices. Other than the changes described, the effect of inflation on the Company’s operations has been minimal.

Recently Issued Accounting Standards

Refer to Note P of the Notes to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted on pages F1 – F25 of this Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

For the year ended February 28, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Lewis Gould, the Company’s Chief Executive Officer, and Richard Brooke, the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon the Company’s evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weaknesses in the Company’s internal control over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective as of February 28, 2009.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2009 based on criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of these material weaknesses in the Company’s internal control over financial reporting, the Company’s management concluded that its internal control over financial reporting, as of February 28, 2009, was not effective based on the criteria set forth by COSO in Internal Control—Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management’s Plan for Remediation of Material Weaknesses

The Company has implemented and continues to implement various measures to address the identified material weaknesses and to improve the overall internal control over financial reporting. The following steps are planned for fiscal 2010 to remediate the conditions leading to the above stated material weaknesses:

•

Intercompany Accounts – (i) identify, procure and implement an appropriate technology to record, match and track intercompany transactions, (ii) complete timely reconciliation of all intercompany accounts, and (iii) record in a timely manner the foreign currency translation and exchange rate gains or losses related to intercompany accounts.

•

Review of Foreign Operations – (i) use of a comprehensive, standard financial close disclosure checklist, (ii) provide additional training to financial personnel at the Company’s foreign subsidiaries, and (iii) implement an internal review function over all foreign operations coordinated through the Company’s corporate office.

Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2009, as part of the Company’s remedial measures discussed above related to the Company’s foreign operations, the Company employed an additional staff accountant, in part to perform operational and accounting reviews of certain of the Company’s foreign operations.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, executive officers and corporate governance is incorporated by reference from the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after February 28, 2009.

Item 11.	Executive Compensation

Information required by this item regarding the compensation of officers and directors is incorporated by reference from the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after February 28, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after February 28, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference from the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after February 28, 2009.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference from the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after February 28, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the report:

1. and 2. The financial statements and financial statement schedule filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

3. For Exhibits see Item 15(b), below.

(b)	List of Exhibits:

Exhibit Description No.

2.1	Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation. (1)

2.2	Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc.(2)

3.1	Certificate of Incorporation of the Company. (1)

3.2	Amended and Restated Bylaws of the Company. (9)

3.3	Form of Indemnification Agreement executed by Officers and Directors of the Company. (1)

4.1	Form of specimen certificate for Common Stock of the Company. (1)

9	Voting Trust Agreement, dated August 3, 1996, by and between Lewis Gould and Susan J. Gould. (1)

10.1	Q.E.P. Co., Inc. Omnibus Stock Plan of 1996, as amended on July 9, 2004. (6)+

10.2	Employment Agreement dated May 1, 2002 by and between Lewis Gould and the Company. (3)+

10.10	Agreement between the Company and Valfin, SA dated September 23, 2004. (5)

10.11	Liability and Asset Guarantee between Company and Valfin, SA dated September 23, 2004. (5)

10.12	QEP Executive Deferred Compensation Plan effective December 15, 2004. (7) +

10.13	Trust under the QEP Executive Deferred Compensation Plan dated December 27, 2004. (7)

10.23	Employment Letter Agreement, dated November 9, 2007, between Lawrence P. Levine and Q.E.P. Co., Inc. (10) +

10.24	Eleventh Amendment Agreement dated May 21, 2008 by and among the Company, certain affiliates of the Company, Bank of America N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association as successor-by-merger to HSBC Bank USA, and Bank of America as agent. (11)

10.25	Thirteenth Amendment Agreement, dated as of August 13, 2008, to Second Amended and Restated Loan Agreement by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA. (12)

10.26	Fifteenth Amendment Agreement, dated as of November 5, 2008, to Second Amended and Restated Loan Agreement by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA. (12)

10.27	Third Amended and Restated Loan Agreement, December 30, 2008, by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA. (12)

10.28	Forbearance Agreement, dated January 22, 2009, by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA. (12)

10.29	Forbearance Agreement Extension dated March 16, 2009. (13)

10.30	First Amendment to Third Amended and Restated Loan Agreement, by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A. and Bank of America, N.A., as agent, dated as of April 14, 2009. (14)

14.1	Code of Ethics for Senior Financial Officers. (4)

21	Subsidiaries of the Company. (15)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

(1)	Filed with the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-07477) filed with the Securities and Exchange Commission, and incorporated herein by reference.
(2)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.
(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 13, 2003, and incorporated herein by reference.
(4)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2004, and incorporated herein by reference.
(5)	Filed with the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on September 27, 2004, and incorporated herein by reference.

(6)	Filed with the Company’s Quarterly Report herein on Form 10-Q filed with the Securities and Exchange Commission on October 14, 2004, and incorporated herein by reference.
(7)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2005, and incorporated herein by reference.
(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 23, 2006 and incorporated herein by reference.
(9)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2007 and incorporated herein by reference.
(10)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 14, 2008 and incorporated herein by reference.
(11)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2008.
(12)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 22, 2009.
(13)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009.
(14)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2009.
(15)	Filed herewith.
+	Management contracts or compensatory plans or arrangements.

(c)	The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, State of Florida, on May 29, 2009.

Q.E.P. CO., INC.

By:	/s/ Lewis Gould
Lewis Gould
Chairman and Chief Executive Officer
May 29, 2009

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lewis Gould and Richard A. Brooke and each of them, his true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lewis Gould Lewis Gould	Chairman and Chief Executive Officer (Principal Executive Officer)	May 29, 2009

/s/ Richard A. Brooke Richard A. Brooke	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 29, 2009

/s/ Leonard Gould Leonard Gould	President and Director	May 29, 2009

/s/ David Kreilein David Kreilein	Director	May 29, 2009

/s/ Emil Vogel Emil Vogel	Director	May 29, 2009

/s/ Robert Walters Robert Walters	Director	May 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Q.E.P. Co., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Q.E.P. Co., Inc. (a Delaware Corporation) and Subsidiaries as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q.E.P. Co., Inc. and Subsidiaries as of February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Miami, Florida

May 29, 2009

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	February 28, 2009	February 29, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$695	$949
Accounts receivable, less allowance for doubtful accounts of approximately $561 and $431 as of February 28, 2009 and February 29, 2008, respectively	26,746	32,543
Inventories	24,446	26,496
Prepaid expenses and other current assets	2,026	2,505
Deferred income taxes	1,472	754

Total current assets	55,385	63,247

Property and equipment, net	6,225	7,851
Deferred costs	2,203	—
Deferred income taxes, net	2,072	1,787
Goodwill	826	9,685
Other intangible assets, net	1,991	2,717
Other assets	263	339

Total Assets	$68,965	$85,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$15,136	$15,968
Accrued liabilities	8,228	11,690
Lines of credit	24,832	24,537
Current maturities of long term debt	1,292	1,977

Total current liabilities	49,488	54,172

Notes payable	3,442	4,722
Other long-term liabilities	495	377

Total Liabilities	53,425	59,271

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock; 2,500 shares authorized, $1.00 par value; 337 shares issued and outstanding at February 28, 2009 and February 29, 2008	337	337
Common stock; 20,000 shares authorized, $.001 par value; 3,695 shares and 3,528 shares issued, and 3,531 shares and 3,433 shares outstanding at February 28, 2009 and February 29, 2008, respectively	4	3
Additional paid-in capital	10,406	10,154
Retained earnings	9,306	16,574
Treasury stock; 164 and 95 shares held at cost at February 28, 2009 and February 29, 2008, respectively	(1,113)	(756)
Accumulated other comprehensive income (loss)	(3,400)	43

Total Shareholders’ Equity	15,540	26,355

Total Liabilities and Shareholders’ Equity	$68,965	$85,626

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year Ended
	February 28, 2009	February 29, 2008
Net sales	$203,603	$217,505
Cost of goods sold	147,571	154,684

Gross profit	56,032	62,821

Costs and expenses:
Shipping	22,607	23,037
General and administrative	17,107	18,051
Selling and marketing	12,952	13,166
Impairment loss on goodwill	7,927	—
Other income, net	(136)	(1,118)

Total costs and expenses	60,457	53,136

Operating income (loss)	(4,425)	9,685

Change in put warrant liability	—	(1,439)
Interest expense, net	(1,740)	(2,538)

Income (loss) before provision for income taxes	(6,165)	5,708

Provision for income taxes	1,090	3,512

Net income (loss)	$(7,255)	$2,196

Net income (loss) per share:
Basic	$(2.13)	$0.63

Diluted	$(2.13)	$0.61

Weighted average number of common shares outstanding:
Basic	3,415	3,435

Diluted	3,415	3,588

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at Feb 28, 2007	336,660	$337	3,523,341	$3	$9,981	$14,400	$(2,402)	$(639)	$21,680

Net income						2,196			2,196	$2,196
Foreign currency translation adjustment							2,122		2,122	2,122
Realized foreign currency translation adjustment							323		323	323
Stock option expense					139				139
Purchase of Treasury Stock								(117)	(117)
Issuance of stock in connection with the exercise of stock options			5,000	—	34				34
Dividends paid						(22)			(22)

Balance at Feb 29, 2008	336,660	$337	3,528,341	$3	$10,154	$16,574	$43	$(756)	$26,355	$4,641

Net loss						(7,255)			(7,255)	$(7,255)
Foreign currency translation adjustment							(3,443)		(3,443)	(3,443)
Stock option expense					92				92
Purchase of Treasury Stock								(357)	(357)
Issuance of stock in connection with the exercise of stock options			166,500	1	160				161
Dividends paid						(13)			(13)

Balance at Feb 28, 2009	336,660	$337	3,694,841	$4	$10,406	$9,306	$(3,400)	$(1,113)	$15,540	$(10,698)

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities:
Net income (loss)	$(7,255)	$2,196

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,005	2,089
Impairment loss on goodwill and other intangibles	7,927	—
Deferred income taxes	(1,003)	1,522
Change in fair value of put warrant liability	—	1,439
Write-off of accumulated foreign translation adjustment	—	323
Bad debt expense	450	284
Gain on sale of businesses, plant and equipment	—	(682)
Stock-based compensation expense	(44)	244
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,243	1,708
Inventories	(918)	(254)
Prepaid expenses	319	(1,126)
Other assets	(2,133)	115
Trade accounts payable and accrued liabilities	(2,111)	(646)

Net cash provided by (used in) operating activities	(520)	7,212

Cash flows from investing activities:
Capital expenditures	(842)	(2,981)
Proceeds from sales of businesses, plant and equipment	335	4,045

Net cash provided by (used in) investing activities	(507)	1,064

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	2,119	(3,202)
Borrowings of long term debt	471	3,509
Repayments of notes payable	(1,451)	(6,166)
Settlement of put warrant liability	—	(2,300)
Purchase of treasury stock	(359)	(120)
Proceeds from exercise of stock options	161	34
Dividends paid	(13)	(22)

Net cash provided by (used in) financing activities	928	(8,267)

Effect of exchange rate changes on cash	(155)	118

Net increase (decrease) in cash	(254)	127

Cash and cash equivalents at beginning of year	949	822

Cash and cash equivalents at end of year	$695	$949

The accompanying notes are an integral part of these financial statements.

Q.E.P. CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – DESCRIPTION OF BUSINESS

Q.E.P. Co., Inc. (the “Company”) is a leading manufacturer, marketer and distributor of a broad line of specialty tools and flooring related products for the home improvement market. Under brand names including Q.E.P.®, ROBERTS®, Capitol®, Vitrex®, PRCI® and Elastiment®, the Company markets specialty tools and flooring related products used primarily for the surface preparation and installation of ceramic tile, carpet, vinyl and wood flooring. Q.E.P. and its subsidiaries market approximately 3,000 products in the U.S., Canada, Australia, Europe and Latin America. The Company sells its products primarily to large home improvement retail centers, as well as traditional distribution outlets in all the markets it serves.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation

The consolidated financial statements include the accounts of Q.E.P. Co., Inc. and its wholly owned subsidiaries, after eliminating all significant inter-company accounts and transactions.

2.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $0.7 million and $0.9 million of foreign balances as of February 28, 2009 and February 29, 2008, respectively.

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

Goodwill is tested for impairment using a fair value approach applied to each reporting unit. Impairment charges are recognized for amounts where the reporting unit’s goodwill exceeds its fair value. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist. The impairment test is based on a valuation provided by an independent appraiser and the Company’s market capitalization. If the Company determines that the asset is impaired, it is written down to fair value. The Company’s annual impairment assessment date is August 31st.

7.	Impairment of Long-Lived Assets

The Company evaluates its long-lived assets and definite-lived intangibles for impairment whenever events or circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value as provided by an independent appraiser. If such an asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

8.	Income Taxes

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to at least 85% of the fair market value of the shares at the date of grant. As of the current date, however, no options have been issued at a discount to market price. The Company has recognized compensation expense related to outstanding stock options that vested in fiscal 2009 and 2008. No stock options were granted in fiscal 2009 or 2008.

The fair value of each option at date of grant is estimated using the Black-Scholes option pricing model with the weighted average assumptions for grants. Expected volatility is based on the historical volatility of the Company’s stock. The expected lives of the options represents the period that the options granted are expected to be outstanding and was calculated based on historical averages. The risk free rate is based on the yield curve of a zero coupon U.S. Treasury bond over the term of the expected life. The Company does not expect to pay a dividend on common stock.

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

The following methods and assumptions were used in estimating the indicated fair values of financial instruments:

Cash and cash equivalents, trade accounts receivable and payable, and short term debt: The carrying amount approximates fair value due to the short maturity of these instruments.

Long term debt: The fair value of the Company’s borrowings approximates the carrying value based on current rates offered to the Company for similar debt.

13.	Foreign Currencies

The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in general and administrative expenses. In fiscal 2009, a loss of $0.5 million was recorded on foreign currency transactions. A net gain of $0.1 million was recorded in fiscal 2008 for foreign currency transactions.

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

15.	Shipping Costs

Shipping costs, other than costs billed to customers, are expensed as incurred. Shipping costs billed to customers are included in net sales.

16.	Advertising Costs

Advertising costs are expensed as incurred and totaled $0.1 million for both the year ended February 28, 2009 and February 29, 2008. These costs are recorded in selling and marketing expenses and primarily consist of advertising in trade publications.

Advertising allowances are expensed as incurred and totaled $4.6 million and $4.1 million for the years ended February 28, 2009 and February 29, 2008, respectively. The majority of these allowances were paid to the Company’s two largest customers. In return, the Company receives and tracks the advertising of its products in various forms of media on a local, regional and national level. These retailers also display the Company’s products on in-store signage and send advertising of the Company’s products directly to its professional contractor customers. The Company is not able to reasonably estimate the fair value of the benefit received under these arrangements. Accordingly, the Company accounts for these promotional funds as a reduction to the selling price and the costs are included in net sales.

17.	Use of Estimates

In preparing financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the revenues and expenses during the reporting period. Significant estimates include the valuation of income taxes, the allowance for doubtful accounts and inventory valuation reserves, and the impairment evaluation of goodwill, other intangible and long-lived assets. Actual results could differ from those estimates.

18.	Comprehensive Income (Loss)

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

NOTE C – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted average number of shares of common and dilutive common stock equivalent shares outstanding. The amount of preferred stock dividends is immaterial in all periods presented. There were approximately 0.2 million and 0.1 million common stock equivalent shares excluded from the dilutive earnings per share calculation because they were anti-dilutive in fiscal 2009 and fiscal 2008, respectively. The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	Year Ended
	February 28, 2009	February 29, 2008
Weighted average number of common shares outstanding - basic	3,415	3,435
Dilution from stock options	—	153

Weighted average number of common shares outstanding - diluted	3,415	3,588

NOTE D – SEGMENT INFORMATION

The Company operates in five business segments: Domestic, Canada, Europe, Australia/New Zealand and Other. Management has chosen to organize the segments into geographic areas, with each segment being the responsibility of a segment manager, except for the Canadian segment and Mexico in the Other segment, which are managed by members of the Domestic segment’s senior management team. Each segment markets and sells flooring-related products to the residential, new construction, do-it-yourself and professional remodeling and renovation markets and home centers. The European segment is made up of our operations in the UK, France, and Ireland. The Other segment is made up of operations in Latin America and Asia.

The performance of the business is evaluated at the segment level. Cash, debt and income taxes generally are managed centrally. Accordingly, we evaluate performance of our segments based on operating earnings exclusive of financing activities and income taxes. The fiscal 2009 operating income includes a non-cash charge for the impairment of goodwill in the Company’s Domestic segment of $6.5 million, Australia/New Zealand segment of $1.1 million and Europe segment of $0.3 million. Segment results were as follows (in thousands):

	Year Ended
	February 28, 2009	February 29, 2008
Net sales
Domestic	$140,346	$143,762
Canada	21,924	23,909
Europe	15,502	19,682
Australia/New Zealand	22,472	26,795
Other	3,359	3,357

	$203,603	$217,505

Operating income (loss)
Domestic	$(2,173)	$7,054
Canada	1,933	3,864
Europe	(468)	(1,389)
Australia/New Zealand	(2,990)	792
Other	(727)	(636)

Subtotal	(4,425)	9,685

Change in put warrant liability	—	(1,439)
Interest expense, net	(1,740)	(2,538)

Income (loss) before provision for income taxes	$(6,165)	$5,708

	Year Ended
	February 28, 2009	February 29, 2008
Depreciation expense
Domestic	$512	$778
Canada	458	483
Europe	162	136
Australia/New Zealand	280	320
Other	50	49

	$1,462	$1,766

Capital expenditures
Domestic	$303	$2,674
Canada	381	16
Europe	45	64
Australia/New Zealand	98	179
Other	15	48

	$842	$2,981

	February 28, 2009	February 29, 2008
Total assets
Domestic	$48,037	$49,949
Canada	7,091	9,594
Europe	6,448	9,943
Australia/New Zealand	5,773	13,499
Other	1,616	2,641

	$68,965	$85,626

Amounts are attributed to the country of the legal entity that recognized the sale or holds the assets. The intercompany sales are billed at prices established by the Company. The price takes into account the product cost and overhead of the selling location.

NOTE E – INVENTORIES

Inventories consisted of the following (in thousands):

	February 28, 2009	February 29, 2008
Raw materials and work-in-process	$3,304	$3,891
Finished goods	21,142	22,605

	$24,446	$26,496

NOTE F – PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	February 28, 2009	February 29, 2008
Machinery and warehouse equipment	$7,549	$8,551
Office furniture, equipment and computer equipment	7,337	7,975
Building and leasehold improvements	6,664	7,209

	21,550	23,735
Less: Accumulated depreciation and amortization	(15,325)	(15,884)

	$6,225	$7,851

Depreciation expense of property and equipment was $1.5 million and $1.8 million for fiscal 2009 and 2008, respectively. Amortization of assets recorded under capital leases is included in depreciation expense.

NOTE G – INTANGIBLE ASSETS

Intangible assets with definite lives are amortized while intangibles with indefinite lives, such as goodwill, are tested annually for impairment or when events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an impairment test on goodwill during the second quarter of each fiscal year. The Company performed an impairment test during the second quarter of fiscal 2009 and determined that there was no impairment to goodwill. However, deterioration in the credit markets during the latter half of fiscal 2009 created substantial general market volatility resulting in significant declines in the market values of a broad range of equity securities. The Company’s market valuation similarly was affected by these market conditions, which market valuation is a critical consideration in the determination of the fair value of the Company’s reporting units.

Accordingly, the Company updated the fair value of its reporting units used in the impairment test performed in the second quarter of fiscal 2009. The updated valuations considered market approaches, the present value of future cash flows and the market valuation of the Company as at November 30, 2008. As a result, the fair value of certain of the Company’s reporting units was below their carrying amounts and the Company recorded a non-cash charge of $7.9 million for the impairment of goodwill. The non-cash charge was recorded in the Company’s Domestic ($6.5 million), Australia/New Zealand ($1.1 million) and European ($0.3 million) segments. After the non-cash charge for impairment, $0.8 million of goodwill remains in the Canada segment; no balance remains in the Domestic, Australia/New Zealand, European or Other segments. No impairment charge was recorded for fiscal 2008.

The Company will continue to assess the impairment of goodwill and other intangible in the future. If the Company’s operating performance and resulting cash flows in the future are less than expected or should the Company’s market capitalization decrease, an additional impairment charge could be incurred which may have a material impact on the Company’s results of operations.

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance on February 28, 2007	$9,563
Reductions to goodwill due to sale of businesses	(423)
Translation adjustments	545

Balance on February 29, 2008	9,685
Goodwill impairment	(7,927)
Translation adjustments	(932)

Balance on February 28, 2009	$826

All other intangible assets are subject to amortization. The total balance of intangible assets is classified as follows (in thousands):

		February 28, 2009			February 29, 2008
	Weighted Avg Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	20	2,993	(1,303)	1,690	3,081	(1,165)	1,916

Other intangibles	5	1,187	(886)	301	1,419	(618)	801

		$4,180	$(2,189)	$1,991	$4,500	$(1,783)	$2,717

Other intangibles include customer lists, non-compete agreements, patents and financing fees. Amortization expense of $0.5 million and $0.3 million was recorded related to intangible assets in fiscal 2009 and fiscal 2008, respectively. The following table provides information regarding estimated amortization expense for each of the following years ending February 28 or 29 (in thousands):

2010	$283
2011	243
2012	243
2013	199
2014	187
Thereafter	836

$1,991

NOTE H – DEFERRED COSTS

The Company records the upfront consideration given to customers associated with future purchase agreements as deferred costs within the non-current assets classification. These deferred costs are expensed as a reduction to sales on a straight line basis over the term of the agreement. As of February 28, 2009, the Company had unamortized deferred costs of $2.2 million. No deferred costs were recorded as of February 29, 2008. The Company evaluates the impairment of deferred costs on a quarterly basis.

The Company expensed approximately $1.5 million of deferred costs in fiscal 2009.

NOTE I – DEBT

Total debt consists of the following (in thousands):

	February 28, 2009	February 29, 2008
Lines of Credit
Domestic revolving credit facility	$22,266	$21,107
International credit facilities	2,566	3,430
Notes Payable
Mortgage facilities	3,259	3,561
Term loan facilities	1,169	2,723
Capital lease facilities	306	415

	$29,566	$31,236
Less current installments	26,124	26,514

Long Term Debt	$3,442	$4,722

The aggregate maturities of long term debt during each of the next five fiscal years as of February 28, 2009 are as follows (in millions): $1.3 in 2010, $0.7 in 2011, $1.5 in 2012 and $1.2 in 2013.

Interest paid for all debt was approximately $1.9 million and $2.7 million in fiscal 2009 and 2008, respectively.

General

In April 2009 the Company amended its domestic revolving credit facility and Canadian mortgage facility, amended the revolving credit facility of its U.K. subsidiary, and refinanced the revolving credit and term loan facilities of its Australian subsidiary. As a result, the Company’s violation of certain financial covenants under its domestic revolving credit facility and Canadian mortgage facility as of February 28, 2009 was cured, as well as under certain other international and domestic facilities.

Domestic Revolving Credit Facility

The Company has an asset based loan agreement with a domestic financial institution to provide a revolving credit facility and mortgage financing. Under the April 2009 amended agreement the Company is allowed to borrow a maximum of $27 million under the revolving credit facility based on a percentage of eligible accounts receivable and inventories. The interest rate applicable to the revolving credit facility prior to the reporting of the Company’s consolidated financial results for its fiscal quarter ending August 31,

2009 is equal to Libor plus 375 basis points for advances with fixed maturities or to a Base Rate plus 275 basis points for all other advances. Thereafter, the interest rate applicable to the revolving credit facility is equal to a range of Libor plus 3.00% to 3.75% for advances with fixed maturities or to a range of the Base Rate plus 2.00% to 2.75% for all other advances. The Base Rate varies with fluctuations in money market conditions and the interest rate on Base Rate advances is equal to or higher than the interest rate on advances with fixed maturities.

The April 2009 amended loan agreement requires the Company to maintain certain financial covenants, including a minimum leverage ratio, a minimum EBITDA through August 31, 2009, a fixed charge coverage ratio, and a senior debt to trailing EBITDA ratio. EBITDA excludes charges for non-cash expenses related to goodwill, deferred costs and other intangible assets. The agreement is collateralized by substantially all of the Company’s assets, prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures, and prohibits the payment of dividends, except for dividends due on the Company’s Series A and C preferred stock. The agreement matures in May 2011. The revolving credit advances are classified as a current liability.

At February 28, 2009, the interest rate under the revolving credit facility was Libor (0.41%) plus 4.50% (the interest rate applicable prior to the April 2009 amendment), the Company had borrowed approximately $22.3 million and approximately $4.0 million was available for future borrowings, net of approximately $0.4 million in outstanding letters of credit.

International Credit Facilities

The Company’s U.K. subsidiary has an asset based loan agreement with a domestic financial institution that provides a revolving credit facility that allows the subsidiary to borrow up to $2.5 million against a percentage of accounts receivable and inventories. The facility has an interest rate and term that varies with the interest rate and term of the Company’s domestic revolving credit facility. This agreement is collateralized by substantially all of the subsidiary’s assets and is guaranteed by the Company. The agreement prohibits the subsidiary from incurring certain additional indebtedness, limits certain investments, advances or loans, restricts substantial asset sales and capital expenditures, and prohibits the payment of dividends. At February 28, 2009, the interest rate under the agreement was the financial institution’s Sterling reference rate (1.10%) plus 4.50%, the subsidiary had borrowed approximately $1.0 million and approximately $0.2 million was available for future borrowing. The facility is considered a demand note.

At February 28, 2009, the Company’s Australian subsidiary had a payment facility that allowed it to borrow against a certain percentage of accounts receivable and inventories. The subsidiary had borrowed approximately $1.0 million under the facility at that date. The facility is considered a demand note. In April 2009 the subsidiary repaid the existing facility and entered into a new accounts receivable finance facility with an Australian financial institution that provides the subsidiary with advances of up to AUD2.5 million (approximately $1.6 million) against a percentage of eligible accounts receivable. Under the agreement, the financial institution purchases eligible accounts receivable, with recourse, from the subsidiary at a charge equal to 0.25% of the receivables purchased. The interest rate applicable to the facility is equal to the Bank Bill Swap Bid Rate (3.27% upon execution of the agreement) plus 250 basis points. The subsidiary’s obligations under the facility are collateralized by substantially all of the subsidiary’s assets. The facility is cancelable by the Australian financial institution upon three months notice on or after April 9, 2010.

The Company’s French subsidiary has lines of credit with three French financial institutions that allow it to borrow an aggregate of approximately $1.7 million against drafts presented for future settlement in payment of the subsidiary’s accounts receivable. As of February 28, 2009, the facilities bear interest rates that range from the Euro Overnight Index Average (1.37%) plus 1.00% to the Euro Interbank Offer Rate (1.33%) plus 1.50% and the subsidiary had borrowed approximately $0.6 million under these facilities.

Mortgage Facilities

The Company has a mortgage facility collateralized by its manufacturing, distribution and administrative facility in Canada. As of February 28, 2009, the mortgage balance was approximately $1.7 million. The mortgage bears an interest rate of Libor (1.26% as of February 28, 2009) plus 4.00% and matures on the same date as the Company’s domestic revolving credit facility. The mortgage loan requires payments of less than $0.1 million per month with a balloon payment upon maturity.

The Company also has a mortgage facility collateralized by its manufacturing and distribution facility in Adelanto, California. As of February 28, 2009, the mortgage balance was approximately $1.6 million. The mortgage bears an interest rate of Libor (0.41% at February 28, 2009) plus 1.50% and matures in February 2013. The mortgage loan requires principal payments of less than $0.1 million per month with a balloon payment on maturity.

Term Loan Facilities

At February 28, 2009, the Company’s Australian subsidiary had a term loan facility with a balance of approximately $0.6 million outstanding at that date. In April 2009 the subsidiary repaid the existing facility and entered into a new term loan facility with an Australian financial institution with an initial borrowing of AUD1.0 million (approximately $0.7 million). The facility matures on April 3, 2012 and requires approximately equal annual repayments of principal. The facility includes an annual fee equal to 2.50% of the outstanding facility and bears interest on a discount basis at a floating rate (3.97% upon execution of the agreement) based on the Bill Swap Bid Rate. The new facility requires the subsidiary to maintain a minimum earnings to interest ratio for its fiscal years ending on and after February 28, 2010. The subsidiary’s obligations under the facility are collateralized by substantially all of the subsidiary’s assets.

At February 28, 2009, the outstanding balance of an unsecured note issued in connection with a 1999 acquisition was approximately $0.3 million with an interest rate of 7% and the outstanding balance of an unsecured note issued in connection with a 2004 acquisition was approximately $0.3 million with an interest rate equal to the EURIBOR three month rate (1.83%).

Lease Agreements

Assets purchased under capital leases are composed primarily of manufacturing and computer equipment. The latest maturity date under these leases is October 2012.

NOTE J – COMMITMENTS AND CONTINGENCIES

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

Future Minimum Obligations

The Company conducts its operations from various leased facilities. Future minimum payments under non-cancelable operating leases consist of the following in fiscal years ending after February 28, 2009 (in thousands):

2010	$1,955
2011	1,447
2012	1,022
2013	688
2014	560

Total	$5,672

Total rent expense under non-cancelable operating leases approximated $2.2 million and $2.5 million in fiscal 2009 and 2008, respectively.

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

The Company completed testing at its facility in Bramalea, Ontario, Canada for leakage of hazardous materials and, as a result, in fiscal 1999 the Company prepared a plan to remediate the contamination over a period of years and this plan was subsequently approved by the Canadian Ministry of Environment. From fiscal 1999 through fiscal 2008, the Company has spent approximately $0.9 million and anticipates spending less than $0.1 million on ongoing monitoring of wells and other environmental activity per year for approximately the next three years. The accrued liability at February 28, 2009 was approximately $0.1 million.

In 2008, the Company and two subsidiaries were named in an environmental suit brought by the owner and former owner of property on which the Company currently operates a facility manufacturing adhesives. The complaint alleges the discharge of hazardous waste, both before and after the Company began to occupy the premises. The plaintiffs alleged that it had incurred clean up costs of approximately $0.4 million. The Company and its two subsidiaries have denied all liability and are contesting the claims vigorously.

NOTE K – 401(k) BENEFIT PLAN

The Company and its subsidiaries offer a 401(k) benefit plan which provides for voluntary contributions by employees subject to a maximum annual contribution. The Company may, at the discretion of the board of directors, make contributions to the plan. The Company contributed approximately $0.1 million in each of the years ended February 28, 2009 and February 29, 2008.

In 2004 the Company adopted the QEP Executive Deferred Compensation Plan. The purpose of the plan is to provide participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified cash compensation. Participation in the plan is limited to certain management personnel. The Company also entered into a Trust under the plan. The trust is a “rabbi trust” and is used to set aside the amounts of deferred compensation allocated to the participants in the plan and the earnings from the investment of such amounts. As of February 28, 2009 and February 29, 2008, the Company’s liability under the plan was $0.1 million and $0.2 million, respectively.

NOTE L – INCOME TAXES

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended February 28 or 29,
	2009	2008
United States	$(2,340)	$4,534
Foreign	(3,825)	1,174

Total	$(6,165)	$5,708

The components of the provision for income taxes are as follows (in thousands):

	Year Ended February 28 or 29,
	2009	2008
Current:
Federal	$946	$150
State	254	579
Foreign	893	1,261

	2,093	1,990

Deferred:
Federal	23	1,553
State	11	(323)
Foreign	(1,037)	292

	(1,003)	1,522

Total income tax provision	$1,090	$3,512

The tax effects of temporary differences which give rise to deferred tax assets / (liabilities) are as follows (in thousands):

	February 28 or 29,
	2009	2008
Deferred Tax Assets:
Provision for doubtful accounts	$103	$104
Accrued expenses	684	968
Fixed assets	286	373
Intangible assets	1,259	794
Inventory	1,074	883
Federal and State net operating loss	118	437
Foreign net operating loss carryforward	3,213	2,824
Foreign tax credit carryforward	554	627
Other	108	102

	7,399	7,112

Less: valuation allowance on certain foreign net operating loss carryforwards and foreign tax credit carryforwards	(3,329)	(3,360)

Total deferred tax assets	4,070	3,752

Deferred Tax Liabilities:
Prepaid expenses	(132)	(500)
Foreign exchange gain on long-term debt	(177)	(619)
Federal liability on state deferred tax asset	(217)	(92)

Total deferred tax liabilities	(526)	(1,211)

Net deferred tax asset	$3,544	$2,541

The Company has US net operating loss carryforward of approximately $0.2 million which expire in 2011, all of which relate to the Company’s acquisitions in fiscal 2000. The net operating loss carry forward is subject to separate IRC Section 382 Limitation. The Section 382 limitation limits the Company’s utilization of its net operating losses to an annual amount after an ownership change.

The Company has net operating losses in various foreign countries of approximately $11.6 million. Approximately $4.1 million of these losses expire in the years 2010 through 2019 and the remainder have no limitation on their expiration. The Company has recorded a deferred tax asset based on its estimate of the recoverability of the balance of the foreign net operating losses. Further, the Company has determined that certain foreign net operating losses may not be realized; therefore, a valuation allowance of approximately $2.8 million has been established.

The Company has a foreign tax credit carry forward of approximately $0.5 million which begin to expire in 2017. The Company has determined that utilization of these tax credits may not be realized; therefore, a full valuation allowance has been established.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements (in thousands except percentage data):

	Year Ended February 28 or 29,
	2009		2008
	Amount	%	Amount	%
Provision for federal income taxes at the statutory rate	$(2,096)	-34.0%	$1,941	34.0%
State and local income taxes-net of federal income tax benefit	81	1.3%	168	2.9%
Put warrant liability	—	—	488	8.5%
Goodwill impairment/charge	2,450	39.7%	52	0.9%
Change in valuation allowance	(32)	-0.5%	702	12.3%
US tax on foreign deemed dividend	16	0.3%	—	0.0%
Foreign tax rate differential	561	9.1%	445	7.8%
Net change in FIN 48 reserve	94	1.5%	(519)	-9.1%
Other	16	0.3%	235	4.1%

Actual provision	$1,090	17.6%	$3,512	61.7%

On March 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. Prior to adopting FIN 48, the Company had recorded approximately $0.5 million for Federal unrecognized tax benefit liability. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.4 million in the liability for unrecognized net tax benefits (in excess of $0.4 million gross) associated with uncertain state income tax positions, $0.1 million for accrued penalties and less that $0.1 million for accrued interest, which was accounted for as a reduction to the March 1, 2007, balance of retained earnings. This resulted in total unrecognized tax benefits of $0.9 million as of March 1, 2007.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	Year Ended February 28 or 29,
	2009	2008
Unrecognized tax benefit, beginning of year	$445	$907
Additions based on tax position related to the current year	122	201
Addition for tax positions of prior years	—	61
Reductions for tax positions of prior years	(21)	(194)
Reduction due to statute of limitations	(14)	(4)
Settlements	—	(526)

Unrecognized tax benefit, end of year	$532	$445

During fiscal 2008, the Company reduced the liability for unrecognized tax benefits by $0.5 million based on the Internal Revenue Services finalizing the audit of the fiscal 2005 tax return. The amount of unrecognized tax benefits as of February 28, 2009, was approximately $0.5 million. Any benefit ultimately recognized will reduce the Company’s annual effective tax rate.

This amount represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. The Company classifies interest and penalties related to unrecognized tax benefits in tax expense. The Company had approximately $0.1 million of interest and penalties accrued at February 28, 2009.

The Company is subject to income taxes in the US federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for the years before 2005.

Undistributed earnings of the Company’s foreign subsidiaries included in retained earnings amounted to approximately $10.5 million at February 28, 2009. These earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (net of foreign tax credits) and withholding taxes payable to the various foreign countries. Management has determined that it is not practical to determine the amount of tax that would be payable upon remittance of these earnings.

Cash paid for income taxes was approximately $1.8 million and $2.4 million in fiscal 2009 and 2008, respectively.

NOTE M – SIGNIFICANT CUSTOMER AND VENDOR INFORMATION

Significant Customer Information

The Company sells products to a large number of customers which are primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company’s customer base includes a high concentration of home improvement retailers with two such customers accounting for a total of approximately 66% and 61% of sales in fiscal 2009 and 2008, respectively. One customer represented 59% and 51% and the other customer represented 7% and 10% of sales in fiscal 2009 and 2008, respectively. These same two customers represented 55% and 12% of accounts receivable at February 28, 2009, and 49% and 8% of accounts receivable at February 29, 2008.

Significant Vendor Information

Although the Company believes that multiple sources of supply exist for nearly all of the finished products and raw materials purchased from outside suppliers, the Company purchased through two vendors approximately 12% and 8% in fiscal 2009 and 14% and 10% in fiscal 2008 of domestic product purchases.

NOTE N – SHAREHOLDERS’ EQUITY

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

The Company may redeem any or all of the shares of Series A Preferred Stock outstanding at a price per share of $1.07 plus an amount equal to any accrued but unpaid dividends thereon during the first year following the issuance of such shares and such price shall be reduced by one percent (1%) each year thereafter until $1.00 per share is reached. The Series A Preferred Stock has no voting rights, but do have a liquidation preference equal to par value plus accrued but unpaid dividends. During fiscal 1995, the Company issued 425,547 shares of Series A preferred stock in connection with a business acquisition. In fiscal 1997, 106,387 of these shares were converted to 3,129 shares of common stock. At February 28, 2009 and February 29, 2008, there were 319,160 shares of Series A Preferred Stock issued and outstanding. Dividends declared and paid related to the Series A Preferred Stock were immaterial in all periods presented.

Series B

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series B Preferred Stock. The holder of each share of Series B Preferred Stock shall be entitled to receive a non-cumulative dividend at the rate of $.05 per share per annum, payable annually before any dividend shall be set apart for, or paid on, the common shares for such years. The Series B Preferred Stock has no voting rights. The Company may redeem any or all of the shares of Series B Preferred Stock then outstanding at a price per share of $1.00. At February 28, 2009 and February 29, 2008, there were no outstanding shares of Series B preferred stock.

Series C

1,000,000 of the Company’s 2,500,000 authorized shares of preferred stock, $1 par value per share, are designated as Series C Preferred Stock. The holder of each share of Series C Preferred Stock shall be entitled to receive, before any dividends shall be declared, or paid on, or set aside for the Company’s common stock, a cumulative dividends at the rate of $.035 per share per annum, payable in annual installments accruing from the date of issuance of the shares. The Series C Preferred Stock has no voting rights, but do have a liquidation preference equal to par value plus accrued but unpaid dividends. The Company may redeem any or all of the shares of Series C Preferred Stock at a price per share of $1.00. During fiscal year 1995, 17,500 shares of Series C Preferred Stock were issued in connection with a business acquisition. At February 28, 2009 and February 29, 2008, there were 17,500 shares of Series C Preferred Stock issued and outstanding. The dividend amounts paid and accrued were immaterial in all periods presented.

Treasury Stock

Since fiscal 1996, the Company has purchased from time to time shares of its common stock to be held in treasury. Through February 28, 2009 the number of shares held in treasury was 163,756 at an aggregate cost of $1.1 million. During the second quarter of fiscal 2009, the Company entered into a formal purchase plan pursuant to which the Company may purchase up to $2.0 million of its shares of common stock from time to time on the open market or in privately negotiated transactions. During the third quarter of fiscal 2009, the Company discontinued purchases under the plan. In fiscal 2009, the Company purchased 68,778 shares of common stock at an aggregate cost of $0.4 million.

NOTE O – STOCK PLANS

The Company has adopted a stock option plan for employees, consultants and directors of the Company. Stock options granted pursuant to the plan shall be authorized by the board of directors. The aggregate number of shares which may be issued under the plan, as amended, shall not exceed 1,000,000 shares of common stock. Stock options are granted at prices not less than 85% of the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years. No options have been issued at a discount to market price on the date of the grant. In fiscal 2009 and 2008, the Company recorded compensation cost within general and administrative expenses related to stock option and stock appreciation rights granted in previous periods of less than $0.1 million and $0.2 million, respectively. As at February 28, 2009, total compensation cost related to non-vested awards not yet recognized was less than $0.1 million and is expected to be recognized over one year. No stock options were granted during fiscal 2009 or fiscal 2008.

The following information relates to options outstanding:

	Shares	Weighted Average Exercise Price
Options outstanding at February 28, 2007	285,625	$7.01

Exercised	(5,000)	$6.75
Cancelled or forfeited	(25,000)	$6.75

Options outstanding at February 29, 2008	255,625	$7.04

Cancelled or forfeited	(81,375)	$7.59

Options outstanding at February 28, 2009	174,250	$6.79

Options currently exercisable	164,250	$6.79

The following table summarizes information about nonvested stock options outstanding as of February 28, 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested options at February 29, 2008	58,333	$4.58
Vested	(15,000)	$4.86
Cancelled or forfeited	(33,333)	$4.64

Nonvested options at February 28, 2009	10,000	$3.99

The following table summarizes information about stock options outstanding as of February 28, 2009:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.65 - $ 5.55	67,250	2.55	$4.13	67,250	$4.13
$ 5.56 - $ 7.25	70,000	3.55	$6.58	60,000	$6.55
$ 7.26 - $15.56	37,000	5.42	$12.02	37,000	$12.02

Total	174,250			164,250

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

From time to time, the Board of Directors has approved the granting of stock appreciation right grants to various members of management. These grants vest 100% after three years. No stock appreciation rights were granted in fiscal 2009 or fiscal 2008. The Company records an expense over the vesting period based on the fair value of the option granted. During fiscal 2009, the Company recorded $0.1 million of income related to the revaluation of outstanding stock appreciation rights. The expense in fiscal 2008 was $0.1 million. These awards will be settled in cash and are presented as a liability on the balance sheet. At February 28, 2009, there were 60,000 stock appreciation rights outstanding.

The following table represents the assumptions used to estimate the fair value of the stock appreciation rights outstanding as of February 28, 2009:

2009
Expected stock price volatility	49.7%

Expected lives of options	0.39
Risk-free interest rate	2.0%
Expected dividend yield	0.0%

In fiscal 2009, the Board of Directors approved the granting of 3,000 shares of restricted stock to its non-employee directors. These shares vest after one year.

In fiscal 2009 and fiscal 2008, the Company recorded compensation cost within general and administrative expenses related to restricted stock units of $0.1 million. As of February 28, 2009, total compensation cost related to restricted stock units not yet recognized was less than $0.1 million and is expected to be recognized within one year.

In fiscal 2009, the Board of Directors approved the granting of 162,500 shares of restricted stock to the Company’s Chief Executive Officer in lieu of a cash payment for the remaining portion of the fiscal year 2008 executive bonus owed to the Chief Executive Officer. The value of the grant of restricted stock was $0.2 million representing such shares at $0.99 per share, the closing market price of the Company’s common stock on the date of the grant.

As of February 28, 2009 and February 29, 2008, there were 0.4 million shares available for award under the Company’s current equity compensation plan. No options were exercised in fiscal 2009. The intrinsic value of options exercised in fiscal 2008 was less than $0.1 million. At February 28, 2009 the intrinsic value of options outstanding and options exercisable was immaterial. At February 29, 2008 the intrinsic value of options outstanding and options exercisable was $0.9 million and $0.8 million, respectively.

NOTE P – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements. The Company is currently evaluating the impact of adopting the provisions of FSP 157-2.

In April 2008, FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” was issued. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under FASB Statement No. 142, “Goodwill and Other Intangibles” (FAS 142). The FSP aims to improve the consistency between the useful life of an intangible asset as determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations”, and other applicable accounting literature. As a result of this FSP, entities generally will be able to align the assumptions used for valuing an intangible asset with those used to determine its useful life. This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008

(the Company’s fiscal year ending February 28, 2010) and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, of this statement on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosure about the fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will include the disclosures required under this FSP beginning with its August 31, 2009 consolidated financial statements.

NOTE Q: RELATED PARTY TRANSACTIONS

The Company currently employs three individuals that are related to the Company’s Chief Executive Officer and to the Company’s President. These individuals were paid a total of $0.3 million and $0.3 million fiscal 2009 and 2008, respectively.

Since fiscal 1999, the Company repurchased shares of its outstanding common stock from an individual related to the President having a value of approximately $1.0 million pursuant to a Board resolution to purchase, from time to time, up to 1,000 shares of common stock per month at a price per share equal to $.50 less than the closing price of the common stock on the date of repurchase. This individual is not obligated to sell any shares of common stock to the Company. As of February 28, 2009, this individual has sold a total of 138,038 shares to the Company under this resolution.

During fiscal 2009, the Company repurchased 10,000 shares in a privately negotiated transaction with Ms. Susan Gould, Secretary of the Company, at a cost of approximately $0.1 million under the Company’s previously announced purchase plan pursuant to which the Company may purchase up to $2.0 million of its Common Stock from time to time on the open market or in privately negotiated transactions.

Q.E.P. CO., INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (a)	Balance at End of period
Year ended February 29, 2008
Deducted from asset accounts
Allowance for doubtful accounts	$354	$284	—	$207	$431
Foreign net operating loss valuation allowance	$2,658	$702	—	—	$3,360

Year ended February 28, 2009
Deducted from asset accounts
Allowance for doubtful accounts	$431	$450	—	$320	$561
Foreign net operating loss valuation allowance	$3,360	—	—	$31	$3,329

(a)	Accounts written off as uncollectible, net of recoveries.

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description
21	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.