Form 10-K/A
period 2009-02-28
QEP CO INC
filed 2009-06-24
CIK 1017815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of each of the registrant’s classes of common stock as of June 10, 2009 is 3,531,085 shares of Common Stock, par value $0.001 per share.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends Q.E.P. Co., Inc.’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, originally filed with the Securities and Exchange Commission on May 29, 2009, and is being filed solely for the purpose of providing the information required by Part III, Item 10 through Item 14, of the Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Following are biographical summaries of the members of the Company’s Board of Directors (the “Board”) and the Company’s executive officers as of June 22, 2009, along with their respective ages and descriptions of their professional experience. Mr. Lewis Gould joined the Board in 1979, Mr. Leonard Gould in 1999, Mr. Kreilein in 2006, Mr. Vogel in 1997 and Mr. Walters in 2007.

The Board of Directors

Mr. Lewis Gould, age 66, has served as the Chairman of the Board and Chief Executive Officer of the Company since 1979 (inception).

Mr. Leonard Gould, age 40, was appointed as the Company’s President on May 23, 2008. Previously he served as Senior Vice President, Retail Accounts, since 1998. He has held management positions in the Company since 1995. He received his MBA from the University of Miami in 2003. Mr. Gould is the son of Lewis Gould and Susan Gould.

Mr. David L. Kreilein, age 51, is currently a Partner with Monomoy Capital Partners, a private equity firm. He joined Monomoy in 2007. Prior to this, he spent nine months working as CFO of IGPS, a startup company in the pallet business. Prior to IGPS, Mr. Kreilein was a Vice President with Sun Capital Partners, Inc., a private equity firm, from 2001 through 2006. Currently, Mr. Kreilein is a director of a number of private companies.

Mr. Emil Vogel, age 66, has served as the President of Tarnow Associates, an executive search firm, since 1982. He has also served as a director of PubliCARD, Inc. (NASD: CARD), a smart card solutions for educational and corporate campuses company, from 2001 to January 2008.

Mr. Robert G. Walters, age 62, has been a partner with Tatum LLC since May 2009. From September 2007 through May 2009 Mr. Walters was retired. Prior to this, he served as Chief Executive Officer and a Director of Rauch Industries, a designer and importer of Christmas ornaments, for less than one year during 2007. Prior to that, Mr. Walters served as Chief Executive Officer of Beckett Corporation, a manufacturer and importer of water-gardening equipment and pumps for the HVAC market, from 2002 through 2006.

Executive Officers

Mr. Richard A. Brooke, age 61, has served as the Chief Financial Officer, Senior Vice President and Treasurer of the Company since August 2008 and has otherwise served as Senior Vice President of the Company since 2006. Mr. Brooke was an independent management consultant providing strategic and financial planning, restructuring and technology solution services from 1989 to 2006. Prior to 1989, Mr. Brooke was the Chief Financial Officer of Sahlen & Associates, Inc., a leading U.S. provider of security services; Chief Financial Officer of Biogen, Inc., a global biotechnology leader; and a Partner with Deloitte Haskins + Sells, a worldwide audit, tax and consulting professional services firm.

Mr. James Brower, age 43, has served as Executive Vice-President and Chief Operating Officer of the Company since October 2005. Mr. Brower served as Vice President Operations and Engineering for the Dorel Juvenile Group from March 2004 to October 2005 where he had executive responsibility for product engineering, global sourcing and purchasing activities, and global freight and logistics. From April 2001 to March 2004, Mr. Brower served as Vice President of Supply Chain for Applica Consumer Products,

Inc. with responsibilities including global sourcing and purchasing activities and logistics. Prior to his employment with Applica, Mr. Brower served as Vice President of Global Logistics for Remington Consumer Products, LLC.

Ms. Jamie L. Clingan, age 46, has served as the Senior Vice President, Sales and Marketing of the Company since April 2008. She has held management positions with the Company since 2002. Prior to 2002, Ms. Clingan served as Marketing Manager with MAPEI Corporation, a supplier of adhesives and chemicals to the construction industry.

Ms. Susan J. Gould, age 63, has served as the Secretary of the Company since 1979 (inception). Ms. Gould is the former wife of Lewis Gould and mother of Leonard Gould.

Mr. Lawrence P. Levine, age 57, has served as Senior Vice President and General Counsel since November 2007. Mr. Levine served as senior counsel for Moore & Van Allen, PLLC, from 2004 to 2007. From 2003 to 2004, Mr. Levine maintained a legal/human resources consulting practice. Mr. Levine was Vice President and General Counsel for Windward Petroleum from 1999 to 2002. Mr. Levine earned his J.D. from Case Western Reserve University School of Law and B.A. from the University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require the Company’s directors, executive officers, and persons who own more than 10% of the common stock of the Company, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.

Based solely upon a review of filings with the Securities and Exchange Commission, the Company believes that, with the exception of one report on Form 4 for each of David Kreilein, Emil Vogel and Robert G. Walters that was inadvertently filed late, all of its directors, executive officers and 10% owners complied during fiscal year 2009, with all applicable Section 16(a) filing requirements applicable to them.

Code of Ethics for Senior Financial Officers

The Company’s Code of Ethics for Senior Financial Officers of the Company is designed to deter wrongdoing and to promote honest and ethical conduct, full and accurate disclosure in periodic reports, and compliance with laws and regulations by the Company’s senior officers who have financial responsibilities. Specifically, the Code of Ethics applies to the Chief Executive Officer, the Chief Financial Officer, the Controller, and each of the Finance Directors or their equivalents of the Company’s subsidiaries. The Company will provide a copy of the Code of Ethics in print without charge to any Company stockholder who makes a written request to: Corporate Secretary, Q.E.P. Co., Inc., 1001 Broken Sound Parkway NW, Suite A, Boca Raton, Florida 33487. The Company has also posted the Code of Ethics on its website at www.qep.com under the corporate governance section.

Board Committees

Nominating Committee: During fiscal year 2009, there were no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board.

Audit Committee: During fiscal 2009, the Audit Committee consisted of David L. Kreilein, Emil Vogel and Robert G. Walters, each of whom is a non-employee director of the Company and each of whom is independent under NASDAQ listing standards. The Board has determined that David L. Kreilein, Chairman of the Audit Committee, is an audit committee financial expert as defined in the rules and regulations of the Securities and Exchange Commission.

Item 11.	Executive Compensation

The following table and footnotes set forth the compensation of the named executive officers for each of the Company’s last two completed fiscal years.

Summary Compensation Table

The following table presents certain information concerning the compensation received or accrued for services rendered during the fiscal years ended February 28, 2009, referred to as fiscal 2009, and February 29, 2008, referred to as fiscal 2008, for Lewis Gould, Leonard Gould, James Brower and Stuart Fleischer, referred to as the Company’s Named Executive Officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1) (2)	Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Lewis Gould, Chairman and Chief Executive Officer	2009 2008	567,154 541,659	— 385,875	(5)	(18,241 13,831)	— —	(38,897 614)	30,411 30,286	540,427 972,265

Leonard Gould, President	2009 2008	280,385 241,546	— 95,000		(17,509 13,781)	7,380 3,690	— —	27,284 27,139	297,540 381,156

James Brower, Chief Operating Officer	2009 2008	255,308 247,115	— 85,000		(8,094 5,685)	— —	(13,662 1,151)	26,132 23,622	259,684 362,573

Stuart Fleischer, Former Chief Financial Officer	2009 2008	138,462 302,250	— 50,000		— —	20,903 50,168	— —	212,091 24,806	371,456 427,224

(1)	The amounts set forth in stock awards and option awards represent the aggregate amount recognized for financial statement reporting purposes for the Named Executive Officers in fiscal 2009 and fiscal 2008. This is computed in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 123, as amended by SFAS No. 123(R), “Share-Based Payment”. In fiscal 2009, Lewis Gould, Leonard Gould and James Brower forfeited 10,000, 5,000 and 12,000, respectively, of stock appreciation rights that cliff vested and were out-of-the-money. In fiscal 2008, Lewis Gould and Leonard Gould forfeited 10,000 and 5,000, respectively, of stock appreciation rights that cliff vested and were out-of-the-money.
(2)	On November 1, 2007, the Company approved the award of 1,000 shares of restricted stock to Leonard Gould. These restricted stock units fully vested on their one-year anniversary. Upon commencement of his employment with the Company in 2006, Mr. Fleischer was issued an option to purchase shares of Company common stock; the options were cancelled following the termination on August 7, 2008 of Mr. Fleischer’s employment with the Company.
(3)	The amounts include the earnings (loss) on the contributions to the Company’s Executive Deferred Compensation Plan. Named Executive Officers may elect to defer a portion of their annual base salary and incentive cash bonus. The Company directs the trustees to invest these funds which are held in an irrevocable rabbi trust. The participants in the plan must make an election regarding the payment of their deferred contributions based on the stipulations of the plan.
(4)	The amounts include in fiscal 2009 and fiscal 2008, respectively, $12,411 and $12,286 for Lewis Gould, $17,984 and $17,839 for Leonard Gould, $18,132 and $17,622 for Mr. Brower, and $7,845 and $15,806 for Mr. Fleischer for the Company’s contribution under its 401(k) and profit sharing plan and the Company payment for life and health insurance benefits; in each of fiscal 2009 and fiscal 2008 an automobile allowance of $18,000 for Lewis Gould and $9,300 for Leonard Gould; in fiscal 2009 and fiscal 2008, respectively, an automobile allowance of $8,000 and $6,000 for Mr. Brower, and $4,500 and $9,000 for Mr. Fleischer; and in fiscal 2009 $199,746 earned under the termination provisions, net of 401(k) forfeitures, of Mr. Fleischer’s employment contract.

(5)	The amount of Lewis Gould’s 2008 bonus includes $160,875 paid in restricted stock.

Narrative Disclosure to Summary Compensation Table

Employment Agreement

Effective May 1, 2002, the Company entered into an employment agreement with Lewis Gould. The agreement provides that Mr. Gould shall devote his business time, attention, skill and best efforts to the business of the Company, and that Mr. Gould would receive an annual base salary subject to adjustment for cost of living increases and other factors. Mr. Gould’s annual base salary at the end of fiscal 2009 was $580,000. The agreement provides that Mr. Gould may receive stock options and an annual bonus at the discretion of the Board. The agreement also provides Mr. Gould with an automobile allowance. The agreement currently automatically renews for successive one-year terms unless either party gives the other party six months written notice of their intent not to renew. The agreement was amended solely for 409(a) purposes on December 31, 2008.

The agreement provides that Mr. Gould may be terminated for cause (as defined in the agreement) in which case he is entitled to the amount of any compensation through the date of termination and provides that Mr. Gould may terminate the agreement for cause, after the Company is given 30 days to cure, in which case he would receive compensation for the term of the agreement. If the Company terminates the agreement without cause, Mr. Gould is entitled to compensation and benefits for the term of the agreement and if Mr. Gould terminates the agreement without cause, he is entitled to compensation for a 90 day period during which he is required to continue providing services to the Company unless waived by the Board. If a triggering event occurs, as defined below, and Mr. Gould’s employment is terminated within one year following the triggering event, Mr. Gould is entitled to (i) lump sum compensation equal to 2.99 times his annual salary and bonus for a five year period, (ii) all insurance and other benefits for the longer of the term of the agreement or three years, except that Mr. Gould and his spouse, if any, will receive medical insurance benefits for the remainder of each of their respective lives, (iii) the vesting of securities and options, and (iv) retention by the Company as a consultant at a fee of not less than 80% of his compensation for a period of not less than two years. A triggering event includes the sale of all or substantially all of the assets of the Company, a less than 20% stockholder becoming the beneficial owner of more than 25% of the Company’s common stock, a transaction in which the stockholders immediately prior to a transaction cease to own more than 70% of the issued and outstanding shares of the surviving or new company, or three or more directors nominated by the Board fail to be elected in a contested election.

401(k) Plan

The Company has a 401(k) plan to provide retirement income to employees of the Company. The 401(k) Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who are at least age 21 and have completed three months of service to the Company. It is funded monthly by the following contributions: (i) voluntary pre-tax (“salary reduction”) contributions from employees up to a maximum dollar limit set by law, (ii) discretionary matching contributions by the Company equal to a percentage of the amount of the employee’s salary reduction contribution, which percentage is to be determined periodically by the Company (and may be zero; in the 2008 and 2009 fiscal years the contribution rate was 25% of each dollar contributed by the employee up to 6% of the employee’s salary), and (iii) a profit sharing contribution, the amount of which, if any, is determined by the Company in its sole discretion. Upon leaving the Company, each participant is 100% vested with respect to the participant’s contributions and is vested based on years of service with respect to the Company’s matching contributions. Contributions are invested as directed by the participant in investment funds available under the 401(k) Plan. Full retirement benefits are payable to each participant in a single cash payment upon the participant’s retirement, termination of employment, death or disability.

Stock Option Plan

The Company’s Omnibus Stock Plan of 1996 permits the Company to grant stock options to employees, consultants and directors of the Company. The aggregate number of shares which may be issued under the Plan, as amended, may not exceed 1,000,000 shares of common stock. Stock options are granted at prices not less than 85% of the fair market value on the date of the grant. Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years. As of the current date, however, no options have been issued at a discount to market price on the date of the grant. No stock options were granted during fiscal 2009.

Outstanding Equity Awards at 2009 Fiscal Year End

No Named Executive Officer exercised stock options or SARS in fiscal 2009. The following table sets forth certain information with respect to the number of stock options and SARS held by the Company’s Named Executive Officers at February 28, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lewis Gould	—	—	—	—	—	—	—	10,000	—
	18,750	—	—	6.40	7/16/2009	—	—	—	—
	40,000	—	—	4.00	7/16/2011	—	—	—	—
	40,000	—	—	4.13	7/16/2011	—	—	—	—

Leonard Gould	—	—	—	—	—	—	—	10,000	—
	6,250	—	—	6.40	7/16/2009	—	—	—	—
	2,500	—	—	7.25	8/02/2010	—	—	—	—
	8,750	—	—	3.87	7/23/2011	—	—	—	—
	3,000	—	—	4.45	7/12/2012	—	—	—	—

James Brower	—	—	—	—	—	—	—	10,000	—

Stuart Fleischer	—	—	—	—	—	—	—	—	—

(1)	Stock awards are SARS that have a three year term and cliff vest after three years. Currently, 30,000 SARS are out-of-the-money.

Compensation of Directors

The following table sets forth with respect to the directors, compensation information inclusive of equity awards and payments made for the fiscal year ended February 28, 2009:

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
David L. Kreilein	55,375	9,623	12,950	—	—	—	77,948

Emil Vogel	55,063	9,623	21,783	—	—	—	86,469

Robert G. Walters	43,500	9,623	—	—	—	—	53,123

(1)	The dollar amount of stock awards reflected in the table represents the amount recognized in fiscal 2009 for financial statement reporting purposes in accordance with FAS 123R. As of February 28, 2009, Messrs. Kreilein, Vogel and Walters each had 1,000 stock units outstanding pursuant to stock awards.
(2)	The dollar amount of option awards reflected in the table represents the amount recognized in fiscal 2009 for financial statement reporting purposes in accordance with FAS 123R. As of February 28, 2009, Messrs. Kreilein and Vogel had 10,000 and 63,000 options outstanding, respectively.

During fiscal 2009 each non-employee director was paid a retainer fee of $25,000, $2,000 (after August 1, 2008 increased to $2,500) for attendance at each meeting of the Board of Directors, $3,000 for attendance at each Audit Committee meeting, $2,500 for attendance at each Compensation Committee meeting and $3,000 for attendance at each Governance Committee meeting. No fees are received for attending the Nominating Committee meetings. After December 31, 2008, in consideration of cost savings measured implemented by the Company, Board meeting fees were reduced by ten percent. The non-employee chairs of the Audit Committee and the Governance Committee received an additional $5,000 (after August 1, 2008 increased to $7,500) in annual compensation and beginning August 1, 2008 the non-employee chair of the Compensation Committee received an additional $7,500. In addition, all non-employee directors are granted 1,000 shares of restricted stock on the date of the Annual Meeting of Stockholders, which fully vest one year after the grant date. Although the directors have the option to receive their fees in cash or an amount of shares of Company common stock based on the fair value of such stock on the date of each meeting, during fiscal 2009, the directors received only cash. The directors are also reimbursed for reasonable travel or other out-of-pocket expenses incurred in connection with attending such meetings. No employee of the Company, including Lewis Gould and Leonard Gould, received any additional compensation for his service as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 28, 2009 about shares of the Company’s Common Stock to be issued upon exercise of options, warrants and other rights under the Company’s existing equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	237,250	$6.86	404,432
Equity compensation plans not approved by security holders (2)	40,000	$4.00	—

Total	277,250		404,432

(1)	This plan is the Company’s Omnibus Stock Plan of 1996.
(2)	This relates to options granted to Lewis Gould outside of the Company’s Omnibus Stock Plan of 1996 in July 2001.
(3)	Does not include restricted stock as the price is determined on the date of issuance and not the grant date.

Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes set forth, as of June 10, 2009, certain information regarding beneficial ownership of our common stock by (i) each stockholder known by us to beneficially own more than 5% of each class of our common stock; (ii) each of our directors and named executive officers; and (iii) all directors and executives officers as a group. The calculation of the percentage of outstanding shares is based on 3,531,085 shares outstanding as of June 10, 2009.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent of Class

Five Percent Stockholders:
Private Management Group, Inc.(1) 20 Corporate Park, Suite 400, Irvine, CA 92606	387,801	11.0%

Named Executive Officers and Directors(2):
Lewis Gould(3)	1,856,845	51.2%
Leonard Gould(4)	32,100	*
Emil Vogel(5)	70,000	1.9%
David L. Kreilein(5)	17,000	*
Robert G. Walters(5)	2,000	*
James Brower	1,200	*
Stuart Fleischer(6)	—	—

All directors and executive officers as a group (10 persons)(7)	1,981,645	53.0%

*	Less than 1%.
(1)	This number is based solely on Amendment No. 14 to the Schedule 13G filed by Private Management Group, Inc. with the Securities and Exchange Commission on January 2, 2009.

(2)	The address of each named executive officer and director is c/o Q.E.P. Co., Inc., 1001 Broken Sound Parkway NW, Suite A, Boca Raton, Florida 33487.
(3)	Includes 345,702 shares of common stock held by Mr. Gould as trustee of a voting trust for the benefit of Susan J. Gould. Mr. Gould has the right to vote such shares until March 15, 2012 pursuant to the terms of a voting trust agreement and a right of first refusal to acquire any shares of common stock subject to the voting trust at a price equal to the then prevailing market price of the Common Stock. Includes 58,750 shares that may be acquired within 60 days through the exercise of stock options granted under the Company’s Omnibus Stock Plan of 1996. Includes options for 40,000 shares that may be acquired within 60 days through the exercise of stock options granted in July 2001 outside of the Company’s Omnibus Stock Plan of 1996.
(4)	Includes 7,100 shares held as custodian for Mr. Leonard Gould’s children and 20,500 shares that may be acquired within 60 days through the exercise of stock options granted under the Company’s Omnibus Stock Plan of 1996.
(5)	In the case of Messrs. Vogel, Kreilein and Walters, the amount includes 69,000, 16,000 and 1,000 shares, respectively, that may be acquired within 60 days through the exercise of the stock options granted under the Company’s Omnibus Stock Plan of 1996.
(6)	Based on information currently available to the Company.
(7)	Includes 207,750 shares that may be acquired within 60 days through the exercise of stock options granted under the Company’s Omnibus Stock Plan of 1996.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Susan Gould, former wife of Lewis Gould and beneficial owner of 9.9% of the Company’s common stock, was employed as the Company’s Secretary during fiscal 2009. Lauraleigh Gould, who is the wife of Leonard Gould and the daughter-in-law of Lewis and Susan Gould, was employed as Vice President, Information Technology, during fiscal 2008. Joe Santinello, the Company’s Vice President, Retail Marketing, is the brother of Lauraleigh Gould and the brother-in-law of Leonard Gould. During fiscal 2009, none of these individuals received an annual salary in excess of $120,000.

Beginning in fiscal 1999 and continuing during fiscal 2009, the Company repurchased shares of its outstanding common stock from Susan Gould having a value of approximately $1.0 million pursuant to a Board resolution. Ms. Gould is not obligated to sell any shares of common stock to the Company. As of February 28, 2009, Ms. Gould has sold a total of 138,038 shares to the Company. The Company has recorded an amount payable to this individual at the end of 2009 of less than $0.1 million.

During fiscal year 2009, the non-employee directors of the Board consisted of Emil Vogel, David L. Kreilein and Robert G. Walters, each of whom is independent under NASDAQ listing standards.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees: The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for 2009 and 2008 were $529,348 and $605,484 respectively.

Audit-Related Fees: There were no other fees billed during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees: Tax fees consisted of tax compliance and tax advice services. Fees for fiscal 2009 and fiscal 2008 were $11,169 and $41,185, respectively.

All Other Fees: There were no other fees billed during the last two fiscal years for products or services provided.

Pre-Approval Policies and Procedures

The Audit Committee has not adopted a pre-approval policy and considers and approves services provided by Grant Thornton LLP on a case by case basis. All fees during fiscal years 2009 and 2008 were approved by the Company’s Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) List of Exhibits:

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger regarding the change in incorporation of the Company from a New York Corporation to a Delaware Corporation. (1)

2.2	Stock Purchase Agreement dated October 21, 1997 between the Company and RCI Holdings, Inc.(2)

3.1	Certificate of Incorporation of the Company. (1)

3.2	Amended and Restated Bylaws of the Company. (9)

3.3	Form of Indemnification Agreement executed by Officers and Directors of the Company. (1)

4.1	Form of specimen certificate for Common Stock of the Company. (1)

9	Voting Trust Agreement, dated August 3, 1996, by and between Lewis Gould and Susan J. Gould. (1)

10.1	Q.E.P. Co., Inc. Omnibus Stock Plan of 1996, as amended on July 9, 2004. (6)+

10.2	Employment Agreement dated May 1, 2002 by and between Lewis Gould and the Company. (3)+

10.10	Agreement between the Company and Valfin, SA dated September 23, 2004. (5)

10.11	Liability and Asset Guarantee between Company and Valfin, SA dated September 23, 2004. (5)

10.12	QEP Executive Deferred Compensation Plan effective December 15, 2004. (7) +

10.13	Trust under the QEP Executive Deferred Compensation Plan dated December 27, 2004. (7)

10.23	Employment Letter Agreement, dated November 9, 2007, between Lawrence P. Levine and Q.E.P. Co., Inc. (10) +

10.24	Eleventh Amendment Agreement dated May 21, 2008 by and among the Company, certain affiliates of the Company, Bank of America N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association as successor-by-merger to HSBC Bank USA, and Bank of America as agent. (11)

10.25	Thirteenth Amendment Agreement, dated as of August 13, 2008, to Second Amended and Restated Loan Agreement by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA. (12)

10.26	Fifteenth Amendment Agreement, dated as of November 5, 2008, to Second Amended and Restated Loan Agreement by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA. (12)

10.27	Third Amended and Restated Loan Agreement, December 30, 2008, by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA. (12)

10.28	Forbearance Agreement, dated January 22, 2009, by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A., successor-in-interest to Fleet Capital Corporation, and HSBC Bank USA, National Association, successor-by-merger to HSBC Bank USA. (12)

10.29	Forbearance Agreement Extension dated March 16, 2009. (13)

10.30	First Amendment to Third Amended and Restated Loan Agreement, by and among the Company, certain of the Company’s subsidiaries, Bank of America, N.A. and Bank of America, N.A., as agent, dated as of April 14, 2009. (14)

14.1	Code of Ethics for Senior Financial Officers. (4)

21	Subsidiaries of the Company. (15)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

(1)	Filed with the Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-07477) filed with the Securities and Exchange Commission, and incorporated herein by reference.
(2)	Filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.
(3)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 13, 2003, and incorporated herein by reference.
(4)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2004, and incorporated herein by reference.
(5)	Filed with the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on September 27, 2004, and incorporated herein by reference.
(6)	Filed with the Company’s Quarterly Report herein on Form 10-Q filed with the Securities and Exchange Commission on October 14, 2004, and incorporated herein by reference.
(7)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2005, and incorporated herein by reference.
(8)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 23, 2006 and incorporated herein by reference.
(9)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2007 and incorporated herein by reference.

(10)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 14, 2008 and incorporated herein by reference.
(11)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2008.
(12)	Filed with the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 22, 2009.
(13)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2009.
(14)	Filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2009.
(15)	Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 29, 2009.
(16)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q.E.P. CO., INC.

By:	/s/ Lewis Gould
Lewis Gould
Chairman and Chief Executive Officer
June 24, 2009

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